Form 10-Q
period 2002-03-31
DOV PHARMACEUTICAL INC
filed 2002-05-29
CIK 1066833

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-49730

DOV PHARMACEUTICAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3374365 (I.R.S. Employer Identification No.)

Continental Plaza
433 Hackensack Avenue
Hackensack, New Jersey 07601
(Address of principal executive office)

(201) 968-0980
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☐    No ☒

        There were 14,988,559 shares of our common stock, par value $0.0001 per share, outstanding on May 29, 2002.

DOV PHARMACEUTICAL, INC.
Form 10-Q
For the Quarter Ended March 31, 2002
Table of Contents

Special Note Regarding Forward-Looking Statements

        This Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Sections 21E of the Securities Exchange Act, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: "may," "will," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors currently known by us about which we cannot be certain or even relatively certain. Actual results or events will surely differ and may differ materially from our forward-looking statements as a result of many factors, some of which we may not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

  •
  demonstrate the safety and efficacy of product candidates at each stage of development;

  •
  meet our development schedule for our product candidates, including with respect to clinical trial initiation, enrollment and completion;

  •
  meet applicable regulatory standards and receive required regulatory approvals on our anticipated time schedule or at all;

  •
  meet obligations and required milestones under our license and other agreements;

  •
  obtain substantial additional funds;

  •
  obtain and maintain all necessary patents or licenses; and

  •
  produce drug candidates in commercial quantities at reasonable costs and compete successfully against other products and companies.

        You should refer to the "Part II—Other Information" section of this report under the subheading "Item 5. Other Information—Risk Factors and Factors Affecting Forward-Looking Statements" for a detailed discussion of some of the factors that may cause our actual results to differ materially from our forward-looking statements. You should also refer to the risks discussed in our other filings with the Securities and Exchange Commission, including those contained in our final prospectus dated April 24, 2002. We qualify all our forward-looking statements by these cautionary statements. There may also be other material factors that may materially affect our forward-looking statements and our future results. As a result of the foregoing, readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation and do not intend to update any forward-looking statement in the future.

PART I—FINANCIAL INFORMATION

ITEM I. Financial Statements

DOV PHARMACEUTICAL, INC.
BALANCE SHEETS

	December 31, 2001	March 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,573,707	$11,365,222
Certificate of deposit—restricted collateral	78,627	79,260
Accounts receivable	156,000	88,297
Investments	2,380,583	1,736,729
Receivable from DOV Bermuda	1,330,821	3,211,801
Prepaid expenses and other current assets	85,029	44,568

Total current assets	17,604,767	16,525,877
Property and equipment, net	242,377	237,017
Deferred charges, net	232,885	826,617

Total assets	$18,080,029	$17,589,511

Liabilities, Redeemable Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$359,754	$366,476
Accrued expenses	1,410,223	2,420,667
Notes payable	1,141	830
Deferred revenue—current	2,500,000	2,500,000
Accumulated loss in excess of investment in DOV Bermuda	1,502,903	3,257,182

Total current liabilities	5,774,021	8,545,155

Deferred revenue—noncurrent	2,708,333	2,083,333
Convertible exchangeable promissory note	9,807,704	9,979,338
Convertible promissory note	2,987,971	3,062,628
Commitments and contingencies
Redeemable preferred stock—series C, $1.00 par value, 1,750,000 shares authorized, 1,750,000 issued and outstanding at December 31, 2001 and March 31, 2002; liquidation preference $7,070,000	6,021,570	6,021,570
Redeemable preferred stock—series D, $1.00 par value, 1,400,000 shares authorized, 1,040,000 issued and outstanding at December 31, 2001 and March 31, 2002; liquidation preference $10,400,000	8,816,589	8,816,589
Stockholders' deficit:
Preferred stock—series B, $1.00 par value, 354,643 shares authorized, 354,643 shares issued and outstanding at December 31, 2001 and March 31, 2002	354,643	354,643
Common stock, $.0001 par value, 30,000,000 shares authorized, 4,894,238 issued and outstanding at December 31, 2001 and March 31, 2002	489	489
Additional paid-in capital	6,261,271	7,167,837
Accumulated deficit	(23,844,663)	(27,726,572)
Unearned compensation	(807,899)	(715,499)

Total stockholders' deficit	(18,036,159)	(20,919,102)

Total liabilities, redeemable preferred stock and stockholders' deficit	$18,080,029	$17,589,511

The accompanying notes are an integral part of these financial statements.

DOV PHARMACEUTICAL, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2001	2002
	(Unaudited)
Revenue	$416,667	$708,297
Operating expenses:
General and administrative expense	657,064	818,803
Research and development expense	1,065,189	2,251,730

Loss from operations	(1,305,586)	(2,362,236)
Loss in investment in DOV Bermuda	(379,340)	(247,614)
Interest income	110,952	61,228
Interest expense	(242,379)	(910,585)
Other expense, net	—	(422,702)

Net loss	$(1,816,353)	$(3,881,909)

Basic and diluted net loss per share	$(0.37)	$(0.79)

Weighted average shares used in computing basic and diluted net loss per share	4,893,833	4,894,238

The accompanying notes are an integral part of these financial statements.

DOV PHARMACEUTICAL, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2001	2002
	(Unaudited)
Cash flows from operating activities
Net loss	$(1,816,353)	$(3,881,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss in investment in DOV Bermuda	379,340	247,614
Net depreciation in investments	—	418,505
Noncash interest expense	241,489	910,250
Depreciation	23,215	21,037
Amortization of deferred charges	6,938	6,268
Noncash compensation charges	50,227	154,239
Warrants, options and common stock issued for services	54,059	180,767
Changes in operating assets and liabilities:
Receivable from DOV Bermuda (Elan Portion)	(158,758)	(374,315)
Accounts receivable	—	67,703
Prepaid expenses and other current assets	(20)	40,461
Accounts payable	401,879	6,722
Accrued expenses	(370,178)	635,794
Deferred revenue	7,083,333	(625,000)

Net cash provided by (used in) operating activities	5,895,171	(2,191,864)

Cash flows from investing activities
Purchases of property and equipment	(22,957)	(15,677)
Purchases of certificates of deposit	(1,646)	(633)

Net cash used in investing activities	(24,603)	(16,310)

Cash flows from financing activities
Repayment of notes payable	(312)	(311)
Proceeds from options exercised	31,250	—

Net cash provided by (used in) financing activities	30,938	(311)

Net increase (decrease) in cash and cash equivalents	5,901,506	(2,208,485)
Cash and cash equivalents, beginning of period	4,262,926	13,573,707

Cash and cash equivalents, end of period	$10,164,432	$11,365,222

The accompanying notes are an integral part of these financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    The Company

Organization

        DOV Pharmaceutical, Inc. (the "Company") was incorporated in May 1995 under the laws of the State of New Jersey and reincorporated in Delaware in November 2000.

        The Company is a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system, cardiovascular and urological disorders. The Company has five product candidates in clinical trials targeting insomnia, anxiety disorders, pain, depression and angina and hypertension. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the United States.

2.    Significant Accounting Policies

Basis of Presentation

        The financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the instructions of the Securities and Exchange Commission ("SEC") on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

        The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2001, included in our Registration Statement on Form S-1 filed with the SEC, as amended through its effective date of April 24, 2002.

        The Company and Elan Corporation, plc ("Elan") entered into a transaction to form DOV (Bermuda), Ltd. f/k/a DOV Newco, Ltd. a Bermuda exempted limited company ("DOV Bermuda"). While the Company owns 80.1% of the outstanding capital stock of DOV Bermuda and Elan owns 19.9%, Elan has retained significant minority rights that are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16 "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." Accordingly, the Company does not consolidate the financial statements of DOV Bermuda, but instead accounts for its investment in DOV Bermuda under the equity method of accounting.

        The Company records its 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development expense incurred by the Company on behalf of DOV Bermuda and as Loss in Investment in DOV Bermuda for the Company's 80.1% interest in the remaining loss of DOV Bermuda.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported assets, liabilities, revenues, earnings, financial position and various disclosures. Actual results could differ from those estimates.

Deferred Charges

        Deferred charges are issuance costs for the convertible exchangeable promissory note and the convertible promissory note and are being amortized over the six-year term of the instruments. Costs of $750,000 in connection with the Company's planned initial public offering are deferred at March 31, 2002. These costs were charged to additional paid-in capital upon the successful completion of the offering.

Net Loss Per Share

        Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company has excluded the shares issuable on conversion of the convertible exchangeable promissory note, the convertible promissory note, convertible preferred stock, outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented.

	Three Months Ended March 31,
	2001	2002
	(Unaudited)
Antidilutive securities not included in basic and diluted net loss per share calculation:
Convertible preferred stock	3,409,522	5,094,321
Convertible exchangeable promissory note	2,341,267	2,507,372
Convertible promissory note	814,181	898,131
Options	1,380,190	2,408,940
Warrants	500,768	551,312

	8,445,928	11,460,076

Concentration of Credit Risk

        Cash and cash equivalents are invested in deposits with significant financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $11,300,000 of the Company's cash balance was uncollateralized at March 31, 2002.

Recent Accounting Pronouncements

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121. SFAS No. 144 further refines the requirements of SFAS No. 121 that requires companies to recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have any impact on the Company's financial statements.

3.    Research and Development Expense

        Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead. Certain research and development expenses incurred on behalf of DOV Bermuda are billed to DOV Bermuda under a joint development and operating agreement. Payments received from DOV Bermuda that reflect Elan's 19.9% interest in the work performed by the Company for DOV Bermuda are recorded as a reduction in research and development expense.

        The following represents a detail of amounts included in research and development expense:

	Three Months Ended March 31,
	2001	2002
	(Unaudited)
Payroll related and associated overhead	$827,915	$981,627
Clinical and preclinical trial costs	174,208	1,091,483
Professional fees	63,066	178,620

Total research and development expense.	$1,065,189	$2,251,730

Research and development attributable to DOV Bermuda compounds	$643,038	$1,506,665
Research and development attributable to other compounds	422,151	745,065

Total research and development expense	$1,065,189	$2,251,730

4.    DOV Bermuda

        The unaudited summarized results of operations of DOV Bermuda for the first quarter 2002 and the respective period in 2001 are as follows:

	Three Months Ended March 31,
	2001	2002
	(Unaudited)
Research and development expense	$1,271,360	$2,182,803

Operating loss	$1,276,406	$2,190,111

Net loss	$1,276,377	$2,190,111

        The following represents a reconciliation of the total loss of DOV Bermuda included in the Company's statements of operations:

	Three Months Ended March 31,
	2001	2002
	(Unaudited)
Loss in investment in DOV Bermuda	$379,340	$247,614
Research and development expense	643,038	1,506,665

Total loss in DOV Bermuda recorded by DOV Pharmaceutical, Inc.	$1,022,378	$1,754,279

5.    Stock Split

        On March 8, 2002, the Company's board of directors declared a 1.62 for 1 stock split of the Company's common stock paid in the form of a dividend. In order to effect the split with regard to the series B preferred stock, the Company's board of directors approved an amendment to the Company's certificate of incorporation to provide for an adjustment in the conversion ratio of the series B preferred stock to reflect the split. The amendment was approved by the stockholders of the Company, including the holders of the series B preferred stock voting as a separate class. The split was effective on April 5, 2002. All share data give effect to such split as if the split had occurred on January 1, 2001.

6.    Subsequent Events

        On April 30, 2002, the Company completed an initial public offering of 5,000,000 shares of common stock at $13.00 per share raising estimated net proceeds for the Company of $59.2 million, net of underwriting discounts and offering expenses. Upon completion of the initial public offering, all outstanding shares of the Company's series C and series D redeemable convertible preferred stock automatically converted on a 1.62 for 1 basis into an aggregate of 4,519,800 shares of common stock.

        The investment balance at March 31, 2002 is the value of warrants the Company holds on Neurocrine common stock. As the warrants represent a derivative financial instrument under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," both the asset and the liability to Wyeth-Ayerst are reflected in the Company's financial statements at fair value and the Company records an adjustment to those fair values at the end of each reporting period with the corresponding gain or loss reflected in other income or other expense. As of May 22, 2002, the fair market value of these warrants was $1.3 million, a decrease of $408,000 from March 31, 2002, due primarily to a decline in the market value of Neurocrine's common stock. This is partially offset by a corresponding reduction in the liability to Wyeth-Ayerst of $143,000.

7.    Recent Litigation Developments

        During the period from April 30, 2002 through May 29, 2002, a number of purported class action lawsuits have been filed naming as defendants the Company, certain of the Company's officers and directors and certain of the underwriters in the Company's April 25, 2002 initial public offering of 5,000,000 shares of its common stock. The lawsuits were filed in the United States District Court for the Southern District of New York and the Untied States District Court for the District of New Jersey. The complaints that have been served allege violations of Sections 11, 12 and 15 of the Securities Act of 1933 based upon the Company's alleged failure to disclose the filing of a revised registration statement and prospectus for the Company's initial public offering reflecting changes to the 1999 financial statements of the Company's joint venture with Elan Corporation, plc, DOV (Bermuda), Ltd. The purported class actions were brought on behalf of purchasers of the Company's common stock in or traceable to the Company's initial public offering and are stated to seek money damages or rescission. The Company believes that it has meritorious defenses to the claims alleged in the purported class actions and the Company intends to vigorously defend against the claims. However, litigation is inherently uncertain and the Company cannot give assurances as to the ultimate outcome or effect of these actions. If the plaintiffs in these actions were to prevail, such an outcome would have a material adverse effect on the Company's financial condition, results of operations and liquidity.

8.    Contingencies

Biovail Matters

        In January 2001, the Company granted Biovail an exclusive worldwide license under one of the Company's patents, the DOV diltiazem patent. Under that agreement, the Company may be responsible for a portion of Biovail's legal expenses up to $1,500,000, which are incurred in connection with the infringement or defense of the DOV diltiazem patent. Following the license of the DOV diltiazem patent to Biovail, Biovail listed it in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluation book, commonly known as the "Orange Book," as its branded drug, Tiazac, as approved under Biovail's new drug application, or NDA, 20-401. The effect of this filing was to prevent Biovail's potential competitor, Andrx Pharmaceuticals, Inc., from obtaining FDA approval of its abbreviated new drug application for a generic version of Tiazac and marketing that generic drug for up to 30 months. Litigation in Florida federal court between Andrx and Biovail ensued, including a patent infringement action brought by Biovail against Andrx in April 2001. The Company is not a party to the litigation.

        In the litigation, Andrx sought relief under various causes of action, including violations of antitrust laws and patent invalidity. While many of Andrx's claims have been dismissed by the court, Andrx continues to seek to invalidate the Company's license agreement with Biovail. Currently, it is not feasible to predict the outcome of this litigation and any potential appeal by Andrx of the dismissal of its claims. The Company believes that there is no reasonable basis to invalidate the Biovail license agreement. However, the Biovail license agreement and the DOV diltiazem patent are material to the Company; thus any unfavorable outcome could have a material adverse effect on the Company's financial position, liquidity and results of operations. Additionally, as of March 31, 2002, Biovail has not asserted any claim for reimbursement of legal expenses. The Company believes that any legal expenses incurred by Biovail for this matter are not subject to reimbursement by the Company under the license agreement and no provision for the reimbursement of such costs is included in the financial statements as of March 31, 2002.

        Related to the Andrx/Biovail litigation, on March 8, 2001, the Company received a letter from the Federal Trade Commission, or FTC, stating that it was conducting a nonpublic investigation of whether Biovail engaged in unfair competition. The stated purpose of the letter was to seek from the Company, on a voluntary, confidential basis, disclosure to the FTC of certain requested information related to the Biovail license agreement. The Company has cooperated with the FTC in its requests.

        On April 23, 2002, the FTC announced a complaint against Biovail and a proposed consent order with Biovail to settle its antitrust investigation. The proposed consent order requires Biovail to return to the Company the exclusive license to manufacture and sell any extended release formulation of diltiazem that has been approved by the FDA for sale pursuant to NDA 20-401, or that is described in any ANDA for which approval is sought by referencing NDA 20-401. The Company is not a party to the proposed consent order and Biovail will require the Company's approval to amend its license agreement to return this asset. The Company does not expect such amendment to have a material adverse impact on its financial position, liquidity or results of operations.

        The FTC must approve the form of agreement for Biovail's return of the exclusive license to manufacture and sell any extended release formulation of diltiazem that has been approved by the FDA for sale pursuant to NDA 20-401, or that is described in any ANDA for which approval is sought by referencing NDA 20-401. The FTC may also withdraw from the proposed consent order. It is not feasible to predict the outcome of this matter. The Biovail license agreement and the DOV diltiazem patent are material to the Company and thus any unfavorable outcome could have a material adverse effect on the Company's financial position, liquidity and results of operations.

Elan Matter

        Under the terms of the Company's joint venture agreements with Elan, Elan's consent is required with respect to certain transactions entered into by the Company. In the event that the Company does not obtain Elan's consent when it is required, Elan has the right to terminate the license agreement with Nascime. In January 2001, the Company entered into a license, research and development agreement with Biovail, which is a named technological competitor of Elan under Elan's license agreement with Nascime. The Company does not believe that Elan's consent to the Biovail agreement was required and the Company does not believe that Elan is entitled to terminate its license agreement with Nascime as a result of the Company entering into the Biovail license agreement without Elan's consent. Nonetheless, the Company sought consent from Elan, which Elan refused to grant. While Elan has neither asserted that its consent was required, nor objected to the Company entering into the Biovail license agreement or threatened to terminate its license agreement with Nascime, it has stated that it reserves its rights with respect to this issue. It is not feasible to predict what the outcome would be if Elan were to seek to terminate its agreement based on the Company's failure to obtain its consent. The Elan license with Nascime is material to the Company and if the license were to be terminated, it could have a material adverse impact on the Company's financial position and results of operations.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        You should read the following discussion of our results of operations and financial condition together with our unaudited financial statements and related notes contained elsewhere in this report. References to "we," "us," and"our" refer to DOV Pharmaceutical, Inc.

Overview

        We are focused on the discovery, in-licensing, development and commercialization of novel drug candidates for the treatment of central nervous system, cardiovascular and urological disorders. In 1998, we licensed four of our product candidates from Wyeth-Ayerst: NBI-34060, for the treatment of insomnia, bicifadine, for the treatment of pain, ocinaplon, for the treatment of anxiety, and DOV 216,303, for the treatment of depression. We sublicensed NBI-34060 to Neurocrine in 1998 in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. We are developing bicifadine and ocinaplon through DOV (Bermuda), Ltd., or DOV Bermuda, our joint venture with Elan. DOV diltiazem is being developed through our collaboration with Biovail, which we entered into in January 2001.

        Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of March 31, 2002, we had an accumulated deficit of $27.7 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

        We have a limited history of operations and anticipate that our quarterly results of operations will fluctuate for several reasons, including the timing and extent of our research and development efforts, the timing and extent of our adding new employees and infrastructure, the timing of milestone, license fee and royalty payments and the timing and outcome of regulatory approvals.

        Our revenue has consisted primarily of license fees and milestone payments from our collaborative partners and licensees. We record revenue on an accrual basis when amounts are considered collectible. Revenues received in advance of performance obligations, or in cases where we have a continuing obligation to perform services, are deferred and amortized over the performance period. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. License and milestone revenue are typically not consistent or recurring in nature. Our revenue has fluctuated from year-to-year and quarter-to-quarter and will likely continue to be highly volatile.

        Our operating expenses consist primarily of royalty expense, costs associated with research and development and general and administrative costs associated with our operations. Royalty expense consists of royalty and milestone payments accrued under our license agreement with Wyeth-Ayerst. Research and development expense consists primarily of compensation and other related costs of our personnel dedicated to research and development activities, as well as outside professional fees related to clinical trials and preclinical studies. Research and development expense also includes our expenses related to development activities of DOV Bermuda. General and administrative expense consists primarily of the costs of our senior management, finance and administrative staff, business insurance and professional fees. Expansion of our operations and costs associated with being a public reporting entity will increase our general and administrative expense.

        We expect our research and development expenses to increase substantially in the foreseeable future. We expect that a large percentage of our research and development expenses will be incurred in support of our clinical trial programs for bicifadine, ocinaplon and DOV 216,303, as well as our product candidates in our preclinical program if they progress into clinical trials.

        In January 1999, we entered into a joint venture with Elan. As part of the transaction, we formed DOV Bermuda to develop controlled release formulations of ocinaplon and bicifadine. While we own 80.1% of the outstanding common stock of DOV Bermuda, Elan has retained significant minority investor rights that are treated as "participating rights" as defined in Emerging Issues Task Force Consensus, or EITF, No. 96-16 "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." Therefore, we do not consolidate the financial statements of DOV Bermuda, but instead account for our investment in DOV Bermuda under the equity method of accounting. The Company records its 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development expense incurred by the Company on behalf of DOV Bermuda and as Loss in Investment in DOV Bermuda for the Company's 80.1% interest in the remaining loss of DOV Bermuda.

Results of Operations

Three Months Ended March 31, 2002 and 2001

        Revenue.    Our revenue was $708,000 for the first quarter 2002, as compared to $417,000 for the comparable period last year. In the first quarter of 2002, our revenue was comprised of $625,000 in amortization of the $7,500,000 fee we received on signing of the license, research and development agreement for our collaboration with Biovail in January 2001, and $83,000 in revenue from contract research services performed under our collaboration with Biovail. In the first quarter 2001, our revenue was comprised solely of amortization of the Biovail license fee.

        Research and Development Expense.    Research and development expense increased $1.2 million to $2.3 million for the first quarter 2002 from $1.1 million for the comparable period in 2001. Approximately $867,000 of the increase in research and development expense was attributable to increased costs associated with the Phase II clinical trials for ocinaplon and bicifadine. The remaining increase of $320,000 was primarily attributable to increased costs related to clinical trials for our other products and additional personnel of $75,000 and professional fees of $116,000 as we expanded our operations.

        General and Administrative Expense.    General and administrative expense increased $162,000 to $819,000 in the first quarter 2002 from $657,000 for the comparable period in 2001. The increase was primarily attributable to increased costs for additional personnel of $134,000 as we expanded our operations.

        Loss in Investment in DOV Bermuda.    Loss in investment in DOV Bermuda decreased $131,000 to $248,000 in the first quarter 2002 from $379,000 in the comparable period in 2001. The decrease resulted primarily from decreased costs associated with the formulation development work for ocinaplon and bicifadine performed by Elan.

        Interest Income.    Interest income decreased $50,000 to $61,000 in the first quarter 2002 from $111,000 in the comparable period in 2001. The decrease was due to higher balances of cash and cash equivalents in the first quarter 2001 resulting from the $7.5 million license fee received from Biovail in January 2001 as well as lower average interest rate yields in the first quarter of 2002.

        Interest Expense.    Interest expense increased $669,000 to $911,000 in the first quarter 2002 from $242,000 in the comparable period in 2001. We recorded interest expense of $910,000 on our convertible exchangeable promissory note and convertible line of credit with Elan in the first quarter of 2002, and $242,000 in the comparable period in 2001. This increase was due to higher outstanding balances on the convertible exchangeable promissory note and the convertible line of credit and an increase in the additional interest discussed below. Both the Elan convertible exchangeable promissory note and convertible line of credit contain interest that will be paid either in cash or common stock at

Elan's option. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued to the notes. This feature resulted in interest expense of $664,000 for the first quarter of 2002, an increase of $650,000 from the first quarter of 2001, due primarily to the increase in the fair value of our common stock. To the extent the value of our common stock is at or above $3.98 per share with respect to the convertible exchangeable promissory note or $3.41 per share with respect to the convertible line of credit, we will continue to incur additional interest expense each time interest is accrued on the notes.

        Other Expense, net.    We had $423,000 of other expense, net in the first quarter of 2002. We did not record any other expense, net in the comparable period in 2001. In the first quarter 2002, other expense, net consisted primarily of a decrease of $644,000 in value of the warrants to acquire Neurocrine common stock, which we earned in 2001 upon the achievement of a certain milestone, offset by the decrease in our liability to Wyeth-Ayerst of $225,000 associated with the warrants. This resulted in an overall net expense of $419,000 associated with these warrants.

Liquidity and Capital Resources

        At March 31, 2002, our cash and cash equivalents totaled $11.4 million compared with $13.6 million at December 31, 2001. The decrease in cash balances at March 31, 2002 resulted primarily from the funding of our operations during the first quarter of 2002. At March 31, 2002, we had working capital of $8.0 million.

        Net cash used in operations in the first quarter 2002 amounted to $2.2 million, as compared with cash provided by operations of $5.9 million in the comparable period in 2001. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of personnel. Cash used in operations in the first quarter 2001 was offset by the receipt of the $7.5 million license fee from Biovail, net of amortization. Non-cash expense related to stock-based compensation, interest expense and depreciation and amortization expenses were $1.3 million in the first quarter 2002 and $376,000 in the comparable period in 2001. Non-cash depreciation in the value of investments was $419,000 in the first quarter 2002.

        We believe that our existing cash and cash equivalents, and the net proceeds of our initial public offering completed on April 30, 2002, will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least the end of 2003. Our future capital uses and requirements depend on numerous factors, including:

  •
  our progress with research and development;

  •
  our ability to establish and the scope of any new collaborations;

  •
  the progress and success of clinical trials and preclinical studies of our product candidates;

  •
  the costs and timing of obtaining, enforcing and defending our patent and intellectual rights;

  •
  the costs and timing of regulatory approvals; and

  •
  expenses associated with currently pending and potential litigation.

        Our capital requirements may increase. As a result, we may require additional funds and may attempt to raise additional funds through equity or debt financings, collaborative agreements with corporate partners or from other sources. In addition, future milestone payments under some of our collaborative or license agreements are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaborative or license agreement. Milestone performance criteria are specific to each agreement and based upon future performance. Therefore, we are subject to significant variation in the timing and amount of our revenues, milestone expenses and results of operations from period to period.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

        To date, we have invested our cash balances with significant financial institutions. In the future, the primary objective of our investment activities will be to maximize the income we receive from our investments consistent with preservation of principal and minimum risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

        The investment balance of $1.7 million at March 31, 2002 represents the warrants we received from Neurocrine under our sublicense agreement. We have a corresponding accrued royalty expense of $608,000 included in accrued expenses related to the portion of the Neurocrine warrants we must remit to Wyeth-Ayerst under our license agreement. As the warrants represent a derivative financial instrument under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," both the asset and the liability to Wyeth-Ayerst are reflected in our financial statements at fair value and we record an adjustment to those fair values at the end of each reporting period with the corresponding gain or loss reflected in other income or other expense. Included in other expense, net for first quarter 2002, was $419,000 for the net result of the decrease in the value of the warrants offset by the decrease in the liability. We calculated these values using a Black-Scholes methodology. The significant assumptions include the volatility of 61.1% and risk-free rate of 4.5% used in those calculations. The fair value of the warrants will fluctuate based on many factors including but not limited to overall stock market conditions, the fair value of Neurocrine's common stock, the volatility in Neurocrine's common stock and length of time left on our warrants, currently four and one-half years. The majority of the value in the asset at March 31, 2002, relates to the term of the warrants and the fact that Neurocrine's common stock is volatile. As long as we continue to own these warrants, we expect these factors and the corresponding value of the asset and liability to continue to fluctuate perhaps significantly from quarter-to-quarter and from year-to-year. As of May 22, 2002, the fair market value of these warrants was $1.3 million, a decrease of $408,000 from March 31, 2002, due primarily to a decline in the market value of Neurocrine's common stock. This is partially offset by a corresponding reduction in the liability to Wyeth-Ayerst of $143,000.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Biovail/Andrx Litigation

        Litigation instituted in February 2001 between Andrx Pharmaceuticals, Inc., Andrx, and Biovail Corporation, involving our DOV diltiazem patent, is currently pending in the United Stated District Court for the Southern District of Florida. This litigation was instituted following the license of our DOV diltiazem patent to Biovail and Biovail's subsequent listing of that patent in the FDA's "Orange Book" as claiming its branded drug Tiazac under approved new drug application, or NDA, 20-401. This listing had the effect of preventing FDA approval of Andrx's abbreviated new drug application, or ANDA, for a generic version of Tiazac for up to 30 months. Among other things, Biovail claimed that Andrx's generic version of Tiazac would infringe our DOV diltiazem patent. Andrx, among other things, claimed that its generic version of Tiazac would not infringe our DOV diltiazem patent, that our DOV diltiazem patent is invalid and that our license agreement with Biovail is invalid as it constitutes an unreasonable restraint of trade in violation of antitrust laws. We are not a party to that litigation, nor have we made any attempt to join in the litigation.

        On April 11, 2002, Andrx announced that, according to Biovail, Biovail had withdrawn its Orange Book listing described above. On April 9, 2002, Biovail and Andrx filed a stipulation of dismissal of Biovail's claim that Andrx's generic version of Tiazac would infringe our DOV diltiazem patent. On April 19, 2002, the federal court in Florida approved this stipulation of dismissal and also ordered that Andrx's claims of infringement and invalidity were moot. We cannot assure you that Biovail's dismissal of its infringement claim will not adversely affect our right in the future to preclude Andrx from infringing the DOV diltiazem patent, at least to the extent of infringement claimed by Biovail in the Florida litigation. We also cannot assure you that Andrx will not appeal the court's order that its claims of infringement and invalidity are moot. If Andrx appeals and is successful, there would be a risk to us that the DOV diltiazem patent could be declared invalid and that we could lose any potential value that may be derived from the DOV diltiazem patent. Further, Andrx's claim that our license agreement with Biovail is invalid remains in litigation. If Andrx obtains a court order that our license agreement with Biovail is invalid, we would lose the right to receive clinical development payments, and milestone and royalty payments, that Biovail might have been required to pay to us under our license agreement.

        Our license agreement with Biovail gives Biovail the right to defend against any infringement action relating in any way to the DOV diltiazem patent and the exclusive right to enforce the DOV diltiazem patent against others, including the exclusive right to sue others for past, present and future infringements of the DOV diltiazem patent. We are contractually obligated to reimburse Biovail for legal fees and disbursements incurred in connection with such defense or enforcement, up to a maximum of $1.5 million. We believe that Biovail's actions in listing the DOV diltiazem patent in the Orange Book were taken in major part to secure a stay of FDA approval of Andrx's generic drug, rather than to defend or enforce the DOV diltiazem patent. Further, Biovail's litigation with Andrx involved many issues, including violation of antitrust laws, unrelated to the DOV diltiazem patent or its validity. As noted above, Andrx has publicly stated that it has been advised by Biovail that Biovail has withdrawn its Orange Book listing and Andrx and Biovail filed a stipulation of dismissal of the patent infringement action against Andrx with respect to the DOV diltiazem patent. For these reasons, we believe that the litigation between Biovail and Andrx is not of the type contemplated for reimbursement under the license agreement. Nonetheless, we may be responsible for a portion of Biovail's legal expenses with regard to litigating Biovail's claim that Andrx's generic drug infringes the DOV diltiazem patent.

Federal Trade Commission Investigation

        Related to the Andrx/Biovail litigation, in March 2001, following a request for investigation by Andrx, the Federal Trade Commission, or FTC, notified us that it was conducting a nonpublic investigation to determine whether Biovail or any other person is engaging in unfair methods of competition in violation of the Federal Trade Commission Act, and that the primary focus is the legality of Biovail's January 2001 Orange Book listing of the DOV diltiazem patent. The FTC letter sought information related to the Biovail license agreement. We have cooperated with the FTC in its requests. The FTC staff has informed us during informal discussions that its investigation should not be viewed as an allegation of wrongdoing against us.

        On April 23, 2002, the FTC announced a complaint against Biovail and a proposed consent order with Biovail to settle its antitrust investigation. The proposed consent order requires Biovail to return to us the exclusive license to manufacture and sell any extended release formulation of diltiazem that has been approved by the FDA for sale pursuant to NDA 20-401, or that is described in any ANDA for which approval is sought by referencing NDA 20-401. We are not a party to the proposed consent order, and Biovail will require our approval to amend the license agreement to return this asset. The FTC has submitted the proposed consent order for public comment until May 23, 2002, after which it will determine whether or not to make it final. If the license agreement change is made, the angina or hypertension drug developed under the license agreement would, in order to be protected by an exclusive patent license, have to contain an immediate release component and be sold under an NDA other than NDA 20-401. The effect of this change in the license agreement would mean that we would be entitled, but not required, to grant a non-exclusive license to other persons for the manufacture and sale of an extended release formulation of diltiazem that is described in any ANDA for which approval is sought by referencing Biovail's NDA 20-401. We would continue to have the right to receive royalties from any licensee who manufactures and sells an extended release formulation of diltiazem using the DOV diltiazem patent. The FTC must approve the form of agreement for Biovail's return of the exclusive license to manufacture and sell any extended release formulation of diltiazem that has been approved by the FDA for sale pursuant to NDA 20-401, or that is described in any ANDA for which approval is sought by referencing NDA 20-401. The FTC may also withdraw from the proposed consent order and seek other remedies against Biovail or us, including court ordered reformation of the agreement, which could have a material adverse affect on our business, including the substantial costs and distraction to management of any litigation that may ensue.

Securities Class Action Lawsuits

        During the period from April 30, 2002 through May 29, 2002, a number of purported class action lawsuits have been filed naming us as defendants, certain of our officers and directors and certain of the underwriters in our April 25, 2002 initial public offering of 5,000,000 shares of our common stock. The lawsuits were filed in the United States District Court for the Southern District of New York and the Untied States District Court for the District of New Jersey. The complaints that have been served allege violations of Sections 11, 12 and 15 of the Securities Act of 1933 based upon the alleged failure to disclose that we filed a revised registration statement and prospectus for our initial public offering reflecting changes to the 1999 financial statements of our joint venture with Elan Corporation, plc, DOV (Bermuda), Ltd. The purported class actions were brought on behalf of purchasers of our common stock in or traceable to our initial public offering and are stated to seek money damages or rescission. We believe we have meritorious defenses to the claims alleged in the purported class actions and we intend to vigorously defend against the claims. However, litigation is inherently uncertain and we cannot give assurances as to the ultimate outcome or effect of these actions. If the plaintiffs in these actions were to prevail, such an outcome would have a material adverse effect on our financial condition, results of operations and liquidity.

Item 2. Changes in Securities and Use of Proceeds

Use of Proceeds from Registered Securities

1)	The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was April, 24, 2002, and the Commission file number assigned to the registration statement is 333-81484.
2)	The offering commenced as of April 25, 2002.
3)	The offering did not terminate before any securities were sold.
4)	(i)	As of the date of the filing of this report, the offering has terminated and 5,000,000 of the 5,750,000 securities registered were sold.
	(ii)	The names of the managing underwriters were CIBC World Markets Corp., Lehman Brothers Inc., Lazard Frères & Co. LLC and Fidelity Capital Markets, a division of National Financial Services LLC.
	(iii)	Our common stock, par value $0.0001 per share, was the class of securities registered.
(iv)
We registered 5,750,000 shares of our common stock (which includes 750,000 shares on option solely to cover over-allotments), having an aggregate offering price of $74,750,000. As of the date of the filing of this report, 5,000,000 of the 5,750,000 total shares registered have been sold at an aggregate offering price of $65,000,000. The over-allotment option expired on May 25, 2002.
(v)
From April 24, 2002 to the date hereof, a reasonable estimate of the amount of expenses incurred by us in connection with the issuance and distribution of the securities in the offering totaled $5,800,000, which consisted of direct payments of (i) $1,100,000 in legal, accounting and printing fees (reasonable estimate); (ii) $4,550,000 in underwriters discount, fees and commissions and (iii) $150,000 in miscellaneous expenses (reasonable estimate). No payments for such expenses were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
	(vi)	Our net offering proceeds after deducting our total estimated expenses were $59,200,000.
(vii)
As of May 29, 2002, we have invested the net offering proceeds primarily in U. S. Government and Agency Tax Advantaged Money Market Funds and short-term money market accounts. No payments out of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
	(viii)	The use of proceeds described do not represent a material change in the use of proceeds described in our prospectus.

Item 4. Submission of Matters to a Vote of Security Holders

        On March 28, 2002, a majority of our stockholders approved, via a written consent (in lieu of a special meeting), the adoption of our First Certificate of Amendment of Second Amended and Restated Certificate of Incorporation.

        The results of the stockholder consent were as follows:

	For	Against	Withheld
Common Stock, Series C Preferred Stock and Series D Preferred Stock (voting as a single class)	8,671,686	—	742,352
Series B Preferred Stock	354,643	—	—

Item 5. Other Information

Risk Factors and Factors Affecting Forward-Looking Statements

        If any of the events covered by the following risks occur, our business, results of operations and financial condition could be harmed. In that case, the trading price of our common stock could decline.

Our stock price is likely to be volatile and the market price of our common stock may decline.

        Prior to our April 25, 2002 initial public offering of 5,000,000 shares of our common stock, there had been no public market for our common stock and an active public market for our common stock may not develop or continue following our initial public offering. Market prices for securities of biopharmaceutical companies have been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

  •
  results of clinical trials conducted by us or on our behalf, or by our competitors;

  •
  business or legal developments concerning our collaborators or licensees, including Elan Corporation, plc, or Elan, and Biovail Laboratories Incorporated, or Biovail;

  •
  regulatory developments in the United States and foreign countries;

  •
  developments or disputes concerning patents or other proprietary rights;

  •
  changes in estimates or recommendations by securities analysts;

  •
  public concern over our drugs;

  •
  litigation;

  •
  future sales of our common stock;

  •
  general market conditions;

  •
  changes in the structure of health care payment systems;

  •
  failure of any of our product candidates, if approved, to achieve commercial success;

  •
  economic and other external factors or other disasters or crises; and

  •
  period-to-period fluctuations in our financial results.

        If any of the risks relating to our initial public offering occurred or if any of the foregoing risks occur in the future, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. In this regard, following a decline in the aftermarket trading price of our common stock in connection with our initial public offering, beginning on April 30, 2002 through the date hereof, a number of purported class action lawsuits have been filed naming us as defendants, in addition to certain of our officers and directors and certain of our underwriters. For a complete description of these purported class action lawsuits and the risks they present, please refer to the "Part II—Other Information" section of this report under the subheading "Item 1. Legal Proceedings—Securities Class Action Lawsuits."

We have incurred losses since our inception and expect to incur significant losses for the foreseeable future, and we may never reach profitability.

        Since our inception in April 1995 through March 31, 2002, we have incurred significant operating losses and, as of March 31, 2002, we had an accumulated deficit of $27.7 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

  •
  conduct clinical trials;

  •
  fund the operations of DOV (Bermuda), Ltd., or DOV Bermuda, our joint venture with Elan;

  •
  conduct research and development on existing and new product candidates;

  •
  make milestone and royalty payments;

  •
  seek regulatory approvals for our product candidates;

  •
  commercialize our product candidates, if approved;

  •
  hire additional clinical, scientific and management personnel;

  •
  add operational, financial and management information systems and personnel; and

  •
  identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through a grant of a license to us, referred to as in-licensing.

        We need to generate significant revenue to achieve and maintain profitability. We may not be able to generate sufficient revenue and we may never be able to achieve or maintain profitability.

We are dependent on the successful outcome of clinical trials for our five lead product candidates.

        None of our product candidates is currently approved for sale by the United States Food and Drug Administration, or FDA, or by any other regulatory agency in the world, and our product candidates may never be approved for sale or become commercially viable. Before obtaining regulatory approval for the sale of our product candidates, they must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. Our success will depend on the success of our currently ongoing clinical trials and subsequent clinical trials that have not yet begun.

        There are a number of difficulties and risks associated with clinical trials. The possibility exists that:

  •
  we may discover that a product candidate may cause harmful side effects;

  •
  we may discover that a product candidate does not exhibit the expected therapeutic results in humans;

  •
  results may not be statistically significant or predictive of results that will be obtained from large-scale, advanced clinical trials;

  •
  we or the FDA may suspend the clinical trials of our product candidates;

  •
  patient recruitment may be slower than expected; and

  •
  patients may drop out of our clinical trials.

        Given the uncertainty surrounding the regulatory and clinical trial process, we may not be able to develop safe, commercially viable products. If we are unable to successfully develop and commercialize any of our product candidates, this would severely harm our business, impair our ability to generate revenues and adversely impact our stock price.

We may not receive regulatory approvals for our product candidates or approvals may be delayed.

        Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and commercialization of our product candidates and in our ongoing research and development activities. All of our product candidates are in various stages of research and development and we have not yet requested or received regulatory approval to commercialize any product candidate from the FDA or any other regulatory body.

        In particular, human therapeutic products are subject to rigorous preclinical testing, clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate's safety and efficacy. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. Additionally, even after receipt of FDA approval, the FDA may request additional trials to evaluate any adverse reactions or long-term effects. The scope and expense of such post-approval trials could be extensive and costly to us. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn. If our product candidates are marketed abroad, they will also be subject to extensive regulation by foreign governments.

        Any failure to receive regulatory approvals necessary to commercialize our product candidates would have a material adverse effect on our business. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require spending substantial time and financial resources. If we, or our collaborators or licensees, fail to obtain or maintain or encounter delays in obtaining or maintaining regulatory approvals, it could adversely affect the marketing of any product candidates we develop, our ability to receive product or royalty revenues and our liquidity and capital resources.

Our operating results are subject to fluctuations that may cause our stock price to decline.

        Our revenue is unpredictable and has fluctuated significantly from year-to-year and quarter-to-quarter and will likely continue to be highly volatile. We believe that period-to-period comparisons of our past operating results are not good indicators of our future performance and should not be relied on to predict our future results. For example, in 2000 we recorded no revenue while in 2001 we had $5.7 million in revenue, primarily as a result of license fees from Biovail and a milestone payment from Neurocrine Biosciences, Inc, or Neurocrine. In the future, our operating results in a particular period may not meet the expectations of any securities analysts whose attention we may attract, or those of our investors, which may result in a decline in the market price of our common stock.

We rely entirely on the efforts of Neurocrine for the development, design and implementation of clinical trials, regulatory approval and commercialization of our insomnia compound, NBI-34060.

        In 1998, we sublicensed NBI-34060 to Neurocrine without retaining any material rights other than the right to receive milestone payments and royalties on product sales, if any. The clinical development, design and implementation of clinical trials, the preparation of filings for FDA approval and, if approved, the subsequent commercialization of NBI-34060, and all other matters relating to NBI-34060, are entirely within the control of Neurocrine. We will have no control over this process and, as a result, our ability to receive any revenue from NBI-34060 is entirely dependent on the success of Neurocrine's efforts. Neurocrine may fail or otherwise decide not to devote the resources necessary to successfully develop and commercialize NBI-34060, which would impair our ability to receive milestone or royalty payments, if any, in respect of NBI-34060.

Our success in developing our product candidates depends upon the performance of our licensees and collaborative partners.

        Our efforts to develop, obtain regulatory approval for and commercialize our existing and any future product candidates depend in part upon the performance of our licensees and collaborative partners. Currently, we have license and collaborative agreements with Elan, Biovail, Neurocrine and Wyeth-Ayerst, formerly American Cyanamid Company. In connection with these agreements, we have granted certain rights, including development and marketing rights and rights to defend and enforce our intellectual property. We do not have day-to-day control over the activities of our licensees or collaborative partners and cannot assure you that they will fulfill their obligations to us, including their development and commercialization responsibilities in respect of our product candidates. We also cannot assure you that our licensees or collaborators will properly maintain or defend our intellectual property rights or that they will not utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Further, we cannot assure you that our licensees or collaborators will not encounter conflicts of interest, changes in business strategy or other business issues, or that they will not acquire or develop rights to competing products, all of which could adversely affect their willingness or ability to fulfill their obligations to us.

        Any failure on the part of our licensees or collaborators to perform or satisfy their obligations to us, could lead to delays in the development or commercialization of our product candidates and affect our ability to realize product revenues. Disagreements with our licensees or collaborators could require or result in litigation or arbitration, which could be time-consuming and expensive. If we fail to maintain our existing agreements or establish new agreements as necessary, we could be required to undertake development, manufacturing and commercialization activities solely at our own expense. This would significantly increase our capital requirements and may also delay the commercialization of our product candidates.

Our existing collaborative and licensing agreements contain, and any such agreements that we may enter into in the future may contain, covenants that restrict our product development and commercialization activities.

        Our existing license and collaborative agreements contain covenants that restrict our product development or future business efforts and have involved, among other things, the issuance of debt and equity securities, limitations on our ability to license our product candidates to third parties and restrictions on our ability to compete. Because of these restrictive covenants, if our licensees or collaborators fail to fulfill their obligations to us or we are otherwise not able to maintain these relationships, we cannot assure you that we will be able to enter into alternative arrangements or assume the development of these product candidates ourselves. This would significantly affect our ability to commercialize our product candidates. Further, we cannot assure you, even if alternative arrangements are available to us, that they will be any less restrictive on our business activities.

Litigation involving our DOV diltiazem patent, to which we are not a party, may adversely affect our DOV diltiazem patent and our relationship with our licensee Biovail.

        Litigation between Biovail and Andrx Pharmaceuticals, Inc., involving our DOV diltiazem patent, is currently pending in federal court in Florida. This litigation was instituted in February 2001, following the license of the DOV diltiazem patent to Biovail and Biovail's subsequent listing of that patent in the FDA's "Orange Book" as claiming its branded Tiazac under approved new drug application, or NDA, 20-401. This listing had the effect of preventing FDA approval of Andrx's abbreviated new drug application, or ANDA, for a generic version of Tiazac for up to 30 months. We are not a party to that litigation, nor have we made any attempt to join in the litigation.

        On April 11, 2002, Andrx announced that, according to Biovail, Biovail had withdrawn its Orange Book listing described above. On April 9, 2002, Biovail and Andrx filed a stipulation of dismissal of Biovail's claim that Andrx's generic version of Tiazac would infringe our DOV diltiazem patent. On April 19, 2002, the federal court in Florida approved this stipulation of dismissal, and also ordered that Andrx's claims of infringement and invalidity were moot. Andrx continues to seek to have the court declare that our license agreement with Biovail is invalid. For a complete description of these issues and the risks they present, please refer to the "Part II—Other Information" section of this report under the subheading "Item 1. Legal Proceedings—Biovail/Andrx Litigation."

Biovail and the Federal Trade Commission have agreed to a settlement that may lead to a reformation of our license agreement with Biovail.

        Related to the Andrx/Biovail litigation, the Federal Trade Commission, or FTC, commenced an investigation to determine whether Biovail or any other person is engaging in unfair methods of competition. The FTC purported to focus primarily on the legality of Biovail's listing of the DOV diltiazem patent with the FDA. In connection with this investigation, the FTC requested that we provide information regarding our license with Biovail. On April 23, 2002, the FTC announced a complaint against Biovail and a proposed consent order with Biovail to settle its antitrust investigation, which has been submitted for public comment until May 23, 2002, after which the FTC will determine whether or not to make it final. The proposed consent order requires Biovail to return to us the exclusive license to manufacture and sell any extended release formulation of diltiazem that has been approved by the FDA for sale pursuant to NDA 20-401, or that is described in any ANDA for which approval is sought by referencing NDA 20-401. We are not a party to the proposed consent order and Biovail will require our approval to amend the license agreement to return this asset. The effect of this change in the license agreement would mean that we would be entitled, but not required, to grant a non-exclusive license to other persons for the manufacture and sale of an extended release formulation of diltiazem. We would continue to have the right to receive royalties from any licensee who manufactures and sells an extended release formulation of diltiazem using the DOV diltiazem patent. For a complete description of these issues and the risks they present, please refer to the "Part I—Other Information" section of this report under the subheading "Item 1. Legal Proceedings—Federal Trade Commission Investigation."

Our 80.1% ownership in the Elan joint venture may be significantly reduced and Elan's interest in the joint venture could potentially exceed our interest.

        In connection with our joint venture with Elan, we issued to Elan an $8.0 million convertible exchangeable promissory note. The outstanding principal balance, including accrued unpaid interest, is convertible into shares of our common stock. In the alternative, Elan may elect to exchange the outstanding principal balance of the note for equity in the joint venture sufficient to increase its overall ownership interest equal to ours. If Elan elects to exchange its note, our interest in any profits the joint venture may receive from ocinaplon and bicifadine will be significantly reduced. Elan's ownership could increase further if we fail to meet our future joint venture funding requirements.

If certain technological competitors of Elan acquire at least ten percent of our voting stock or trigger other change of control clauses, Elan may, at its option, terminate its license agreement with the joint venture, which could lead to a termination of the joint venture itself.

        Under the Elan joint venture agreements, Elan has certain change of control rights that, if triggered, would permit it to terminate the license agreement under which Elan granted the right to use its proprietary release technologies to the joint venture. This could also lead to a termination of our license agreement with the joint venture and a termination of the joint venture. Some of Elan's change of control termination protections are triggered if a named technological competitor of Elan:

  •
  directly or indirectly acquires ten percent or more of our or the joint venture's voting stock, or otherwise controls or influences our or the joint venture's management or business; or

  •
  enters into any joint venture, collaborative, license or other agreement with us or the joint venture to the extent that the competitor is materially engaged in our or the joint venture's business or development.

        In January 2001, we entered into our license, research and development agreement with Biovail, a named technological competitor of Elan. We do not believe that Elan's consent to that agreement was required since Biovail is not materially engaged in our business or development. Biovail neither holds nor has any options to purchase our voting securities. The patent licensed to Biovail is only one of various patents we hold and DOV diltiazem is one of eight product candidates we are developing. Further, we have retained control of the development of DOV diltiazem, and we retain significant voting rights regarding the patent licensed to Biovail through our participation on the joint oversight committee organized to establish and manage the research and development process. We do not, therefore, believe that Elan is entitled to terminate its license agreement with the joint venture as a result of our entering into the Biovail license agreement without Elan's consent. Nonetheless, we sought consent from Elan, which Elan refused to grant. While Elan has not asserted that its consent was required, objected to our entering into the Biovail license agreement or threatened to terminate its license agreement with the joint venture, it has stated that it reserves its rights with respect to this issue. If Elan seeks to terminate its agreement based on our failure to obtain its consent, we cannot assure you that a court would not ultimately permit such termination. Upon such an event, our ability to successfully develop ocinaplon and bicifadine may be impaired.

If we are unable to create sales, marketing and distribution capabilities, or enter into agreements with third parties to perform these functions, we will not be able to commercialize our product candidates.

        We do not have any sales, marketing or distribution capabilities. In order to commercialize our product candidates, if any are approved, we must either acquire or internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services for us. If we obtain FDA approval for our existing product candidates, we intend to rely on relationships with one or more pharmaceutical companies or other third parties with established distribution systems and direct sales forces to market our product candidates. If we decide to market any of our product candidates directly, we must either acquire or internally develop a marketing and sales force with technical expertise and with supporting distribution capabilities. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel, and negatively impact our product development efforts. Moreover, we may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent we enter into co-promotion or other licensing agreements, our product revenues are likely to be lower than if we directly marketed and sold our product candidates, and any revenue we receive will depend upon the efforts of third parties, which may not be successful.

If we cannot raise additional funding, we may be unable to complete development of our product candidates.

        At March 31, 2002, we had cash and cash equivalents of $11.4 million. We currently have no commitments or arrangements for any financing. We believe that our existing cash and cash equivalents, and net proceeds from our initial public offering, will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least the end of 2003. We believe that may require additional funding after that time to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses, and to pursue regulatory approvals for our product candidates. Lack of funding could adversely affect our ability to pursue our business. We cannot assure you that financing will be available when needed on terms acceptable to us, if at all. We may continue to seek additional capital through public or private financing or collaborative agreements. If adequate funds are not available, we may be required to curtail significantly or eliminate one or more of our product development programs.

The success of our business depends upon the members of our senior management team, our scientific staff and our ability to continue to attract and retain qualified scientific, technical and business personnel.

        We are dependent on the members of our senior management team, in particular, our Chief Executive Officer, Dr. Arnold Lippa, our President, Dr. Bernard Beer, our Senior Vice President and Chief Scientific Officer, Dr. Phil Skolnick and our Vice President of Drug Development, Mr. Stephen Petti, for our business success. Moreover, because of the specialized scientific and technical nature of our business, we are also highly dependent upon our scientific staff, the members of our scientific advisory board and our continued ability to attract and retain qualified scientific, technical and business development personnel. Drs. Lippa and Beer each hold a substantial amount of vested common stock not subject to repurchase in the event of termination. We do not carry key man life insurance on the lives of any of our key personnel. There is intense competition for human resources, including management in the scientific fields in which we operate and there can be no assurance that we will be able to attract and retain qualified personnel necessary for the successful development of our product candidates, and any expansion into areas and activities requiring additional expertise. In addition, there can be no assurance that such personnel or resources will be available when needed. The loss of the services of Drs. Lippa, Beer, Skolnick or Mr. Petti, or other key personnel, could severely harm our business.

Because some of our patents with respect to some of our product candidates have expired or will expire in the near term, we may be required to rely solely on the Hatch-Waxman Act for market exclusivity.

        A number of patents that we licensed from Wyeth-Ayerst have expired, including the patent that provides protection for the use of DOV 216,303 for the treatment of depression and the use of bicifadine for the treatment of pain. In addition, our patent covering ocinaplon and NBI-34060 is due to expire in June 2003. We currently have patents protecting intermediates useful in the manufacture of ocinaplon that are not due to expire until 2007, and we have applied for additional patents relating to ocinaplon. In addition, Neurocrine has stated that it has filed nine U.S. and foreign patent applications on NBI-34060. Regardless of these efforts, these patents and patent applications, if approved, may not afford us adequate protection against generic versions of our product candidates or other competitive products. In the event we achieve regulatory approval to market any of our product candidates, including bicifadine, DOV 216,303 or ocinaplon, and we are unable to obtain adequate patent protection for the ultimate marketed product, we will be required to rely to a greater extent on the United States Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity. The Hatch-Waxman Act generally provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting filing of an abbreviated new drug application, or ANDA, by a generic competitor for up to five years after the drug is first approved. The Hatch-Waxman Act, however, also accelerates the approval process for generic competitors using the same active ingredients once the period of statutory exclusivity has expired and may in practice encourage more aggressive legal challenges to the patents protecting approved drugs. In addition, because some of our patents have expired, third parties may develop competing product candidates using our product compounds and if they obtain regulatory approval for those products prior to us, we would be barred from seeking an ANDA for those products under the Hatch-Waxman Act for the applicable statutory exclusivity period.

We face intense competition and if we are unable to compete effectively, the demand for our products, if any, may be reduced.

        The pharmaceutical industry is highly competitive and marked by a number of established, large pharmaceutical companies, as well as smaller emerging companies, whose activities are directly focused on our target markets and areas of expertise. We face and will continue to face competition in the discovery, in-licensing, development and commercialization of our product candidates, which could severely impact our ability to generate revenue or achieve significant market acceptance of our product candidates. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates or technologies obsolete or noncompetitive. We are focused on developing product candidates for the treatment of central nervous system, cardiovascular and urological disorders, and we have a number of competitors. If one or more of their products or programs are successful, the market for our product candidates may be reduced or eliminated. Compared to us, many of our competitors and potential competitors have substantially greater:

  •
  capital resources;

  •
  research and development resources, including personnel and technology;

  •
  regulatory experience;

  •
  preclinical study and clinical testing experience; and

  •
  manufacturing, distribution and marketing experience

        As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than us. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates or technologies. Our competitors may also develop drugs that are more effective, useful and less costly than ours and may also be more successful than us and our collaborators or licensees in manufacturing and marketing their products.

        If we are unable to protect our intellectual property, our competitors could develop and market products based on our discoveries, which may reduce demand for our product candidates.

        To a substantial degree, our success will depend on the following intellectual property achievements:

  •
  our ability to obtain patent protection for our proprietary technologies and product candidates, as well as our ability to preserve our trade secrets;

  •
  the ability of our collaborators and licensees to obtain patent protection for their proprietary technologies and product candidates covered by our agreements, as well as their ability to preserve related trade secrets; and

  •
  our ability to prevent third parties from infringing upon our proprietary rights, as well as the ability of our collaborators and licensees to accomplish the same

        Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Accordingly, we, either alone or together with our collaborators or licensees, intend to seek patent protection for our proprietary technologies and product candidates. The risk exists, however, that these patents may be unobtainable and that the breadth of the claims in a patent, if obtained, may not provide adequate protection of our, or our collaborators' or licensees', proprietary technologies or product candidates. We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our collaborators, licensees, employees and consultants. We also have confidentiality and invention or patent assignment agreements with our employees and some of, but not all, our collaborators and consultants. If our employees, collaborators or consultants breach these agreements, we may not have adequate remedies for any such breach, and our trade secrets may otherwise become known to or independently discovered by our competitors. In addition, although we own or otherwise have certain rights to a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents or the patents of our collaborators or licensees. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents, or the patents of our collaborators or licensees, or that challenges will result in elimination of patent claims and therefore limitations of coverage. Moreover, competitors may infringe our patents, the patents of our collaborators or licensees, or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the ground that our patents do not cover its technology. In addition, interference proceedings brought by the United States Patent and Trademark Office, or USPTO, may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensees. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. We cannot assure you that we, or our collaborators or licensees, will be able to prevent misappropriation of our respective proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

The intellectual property of our competitors or other third parties may prevent us from developing or commercializing our product candidates.

        Our product candidates and the technologies we use in our research may inadvertently infringe the patents or violate the proprietary rights of third parties. In addition, other parties conduct their research and development efforts in segments where we, or our collaborators or licensees, focus research and development activities. We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us, or our collaborators or licensees, with respect to technologies used in potential product candidates. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. In addition, any patent claims brought against our collaborators or licensees could affect their ability to carry out their obligations to us. Furthermore, as a result of a patent infringement suit brought against us, or our collaborators or licensees, the development, manufacture or potential sale of product candidates claimed to infringe a third party's intellectual property may have to stop or be delayed, unless that party is willing to grant certain rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our product candidates. We may not, however, be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we, or our collaborators or licensees, were able to obtain rights to a third party's intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Our ability to receive royalties and profits from product sales depends in part upon the availability of reimbursement for the use of our products from third-party payors, for which we may or may not qualify.

        Our royalties or profits will be heavily dependent upon the availability of reimbursement for the use of our products from third-party health care payors, both in the United States and in foreign markets. The health care industry and these third-party payors are experiencing a trend toward containing or reducing the costs of health care through various means, including lowering reimbursement rates and negotiating reduced payment schedules with service providers for drug products. These cost containment efforts could adversely affect the market acceptance of our product candidates and may also harm our business. There can be no assurance that we will be able to offset any of or all the payment reductions that may occur. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor's determination that use of a product is:

  •
  safe, effective and medically necessary;

  •
  appropriate for the specific patient;

  •
  cost-effective; and

  •
  neither experimental nor investigational.

        Since reimbursement approval is required from each third-party payor individually, seeking this approval is a time-consuming and costly process. Third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of any product we might bring to market. We cannot assure you that we will be able to provide data sufficient to gain acceptance with respect to reimbursement. There also exists substantial uncertainty concerning third-party reimbursement for the use of any drug product incorporating new technology. We cannot assure you that third-party reimbursement will be available for our product candidates utilizing new technology, or that any reimbursement authorization, if obtained, will be adequate.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product and may have to limit its commercialization.

        The use of our product candidates in clinical trials and the sale of any approved products may expose us to a substantial risk of product liability claims and the adverse publicity resulting from such claims. These claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we may incur substantial losses or expenses, or be required to limit the commercialization of our product candidates. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $3.0 million per occurrence and $3.0 million in the aggregate. Our insurance coverage, however, may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us would decrease our cash and could cause our stock price to fall.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of DOV Pharmaceutical, Inc.
3.2	Amended and Restated By-laws of DOV Pharmaceutical, Inc.(1)

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-81484).

(b)
Reports on Form 8-K.

    None.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOV Pharmaceutical, Inc.
By:	/s/ ARNOLD S. LIPPA
	Name:	Arnold S. Lippa
	Title:	Chief Executive Officer and Secretary
DOV Pharmaceutical, Inc.
By:	/s/ BARBARA G. DUNCAN
	Name:	Barbara G. Duncan
	Title:	Vice President of Finance and Chief Financial Officer

Date: May 29, 2002

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation.
3.2	Amended and Restated By-laws of Registrant.(1)

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 333-81484).

QuickLinks

DOV PHARMACEUTICAL, INC. Form 10-Q For the Quarter Ended March 31, 2002 Table of Contents
Special Note Regarding Forward-Looking Statements
PART I—FINANCIAL INFORMATION
  ITEM I. Financial Statements
DOV PHARMACEUTICAL, INC. BALANCE SHEETS
DOV PHARMACEUTICAL, INC. STATEMENTS OF OPERATIONS
DOV PHARMACEUTICAL, INC. STATEMENTS OF CASH FLOWS
DOV PHARMACEUTICAL, INC. NOTES TO UNAUDITED FINANCIAL STATEMENTS
  ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risks
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX