Form 10-Q
period 2002-06-30
DOV PHARMACEUTICAL INC
filed 2002-08-14
CIK 1066833

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________


                        COMMISSION FILE NUMBER 000-49730

                              -------------------

                            DOV PHARMACEUTICAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                              22-3374365
        (State or Other Jurisdiction                 (I.R.S. Employer
     of Incorporation or Organization)              Identification No.)

                                CONTINENTAL PLAZA
                              433 HACKENSACK AVENUE
                          HACKENSACK, NEW JERSEY 07601

                     (Address of principal executive office)


                                 (201) 968-0980
              (Registrant's telephone number, including area code)

                              -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes /X/   No / /

     On August 13, 2002, there were outstanding 14,414,038 shares of our common stock, par value $0.0001 per share, and 354,643 shares of series B nonvoting preferred stock, par value $1.00 per share, which shares are convertible at any time upon the vote of the holders of 75% or more of such shares outstanding into 574,521 shares of our common stock.

                            DOV PHARMACEUTICAL, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                     PAGE NUMBER
                                                                                                     -----------
PART 1 -       FINANCIAL INFORMATION

ITEM 1.        Financial Statements

               Balance Sheets as of June 30, 2002 and December 31, 2001............................        4

               Statements of Operations for the three and six months ended June 30, 2002 and 2001..        5

               Statements of Cash Flows for the six months ended June 30, 2002 and 2001............        6

               Notes to Unaudited Financial Statements.............................................        7

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations..........................................................................       13

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk..........................       18

PART II -      OTHER INFORMATION

ITEM 1.        Legal Proceedings...................................................................       19

ITEM 2.        Changes in Securities and Use of Proceeds...........................................       20

ITEM 5.        Other Information...................................................................       21

ITEM 6.        Exhibits and Reports on Form 8-K....................................................       29

Signatures.........................................................................................       30

Certifications.....................................................................................       30

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: "may," "will," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors currently known by us about which we cannot be certain or even relatively certain. Actual results or events will surely differ and may differ materially from our forward-looking statements as a result of many factors, some of which we may not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

     - demonstrate the safety and efficacy of product candidates at each stage of development;

     - meet our development schedule for our product candidates, including with respect to clinical trial initiation, enrollment and completion;

     - meet applicable regulatory standards and receive required regulatory approvals on our anticipated time schedule or at all;

     - meet obligations and required milestones under our license and other agreements;

     -    obtain substantial additional funds;

     -    obtain and maintain all necessary patents or licenses; and

     - produce drug candidates in commercial quantities at reasonable costs and compete successfully against other products and companies.

     You should refer to the "Part II--Other Information" section of this report under the subheading "Item 5. Other Information - Risk Factors and Factors Affecting Forward-Looking Statements" for a detailed discussion of some of the factors that may cause our actual results to differ materially from our forward-looking statements. You should also refer to the risks discussed in our other filings with the Securities and Exchange Commission, including those contained in our final prospectus dated April 24, 2002. We qualify all our forward-looking statements by these cautionary statements. There may also be other material factors that may materially affect our forward-looking statements and our future results. As a result of the foregoing, readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation and do not intend to update any forward-looking statement in the future.

                         PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                            DOV PHARMACEUTICAL, INC.
                                 BALANCE SHEETS

                                                                             DECEMBER 31, 2001    JUNE 30, 2002
                                                                             -----------------   ---------------
                                                                                           (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents..........................................       $   13,573,707   $    66,010,208
      Certificate of deposit--restricted collateral.......................              78,627            79,833
      Accounts receivable................................................              156,000            15,357
      Investments........................................................            2,380,583         1,159,317
      Receivable from DOV Bermuda........................................            1,330,821         2,543,190
      Prepaid expenses and other current assets..........................               85,029           594,343
                                                                                --------------   ---------------
        Total current assets.............................................           17,604,767        70,402,248
   Property and equipment, net...........................................              242,377           225,553
   Deferred charges, net.................................................              232,885            70,349
                                                                                --------------   ---------------
        Total assets.....................................................       $   18,080,029   $    70,698,150
                                                                                ==============   ===============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
   Current liabilities:
      Accounts payable...................................................       $      359,754   $       707,089
      Accrued expenses...................................................            1,410,223         1,047,701
      Notes payable......................................................                1,141               519
      Deferred revenue--current...........................................           2,500,000         2,500,000
      Accumulated loss in excess of investment in DOV Bermuda............            1,502,903         2,314,261
                                                                                --------------   ---------------
        Total current liabilities........................................            5,774,021         6,569,570
                                                                                --------------   ---------------
   Deferred revenue--noncurrent...........................................           2,708,333         1,458,333
   Convertible exchangeable promissory note..............................            9,807,704        10,150,973
   Convertible promissory note...........................................            2,987,971         3,137,285
   Commitments and contingencies
   Redeemable preferred stock--series C, $1.00 par value, 1,750,000 shares authorized, 1,750,000 issued and outstanding at December 31, 2001 and none issued and outstanding at June 30, 2002; liquidation
      preference at December 31, 2001 $7,070,000.........................            6,021,570                 -
   Redeemable preferred stock--series D, $1.00 par value, 1,400,000 shares authorized, 1,040,000 issued and outstanding at December 31, 2001 and none issued and outstanding at June 30, 2002; liquidation
      preference at December 31, 2001 $10,400,000........................            8,816,589                 -
   Stockholders' (deficit) equity:
      Preferred stock--series B, $1.00 par value, 354,643 shares authorized,
        354,643 shares issued and outstanding at December 31,
        2001 and June 30, 2002...........................................              354,643           354,643
      Common stock, $.0001 par value, 30,000,000 shares authorized,
        4,894,238 issued and outstanding at December 31, 2001 and
        14,414,038 issued and outstanding at June 30, 2002...............                  489             1,441
      Additional paid-in capital.........................................            6,261,271        81,093,159
      Accumulated deficit................................................          (23,844,663)      (31,511,134)
      Unearned compensation..............................................             (807,899)         (556,120)
                                                                                --------------   ---------------
        Total stockholders' (deficit) equity.............................          (18,036,159)       49,381,989
                                                                                --------------   ---------------
           Total liabilities, redeemable preferred stock and stockholders'
              (deficit) equity...........................................       $   18,080,029   $    70,698,150
                                                                                ==============   ===============


   The accompanying notes are an integral part of these financial statements.

                            DOV PHARMACEUTICAL, INC.
                            STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                         ---------------------------     ---------------------------
                                                            2001           2002               2001           2002
                                                         -----------   ------------      ------------   ------------
                                                                (Unaudited)                        (Unaudited)
Revenue..............................................    $   625,000   $    635,356      $  1,041,667   $  1,343,654
Operating expenses:
   General and administrative expense................        619,306      1,167,082         1,276,369      1,985,885
   Research and development expense..................      1,304,073      2,350,057         2,369,263      4,601,788
                                                         -----------   ------------      ------------   ------------
      Loss from operations...........................     (1,298,379)    (2,881,783)       (2,603,965)    (5,244,019)
Loss in investment in DOV Bermuda....................       (344,626)      (261,041)         (723,966)      (508,655)
Interest income......................................         82,896        219,743           193,848        280,972
Interest expense.....................................       (246,518)      (474,213)         (488,898)    (1,384,798)
Other expense, net...................................             --       (387,269)               --       (809,971)
                                                         -----------   ------------      ------------   ------------

      Net loss.......................................    $(1,806,627)  $ (3,784,563)     $ (3,622,981)  $ (7,666,471)
                                                         -----------   ------------      ------------   ------------

Basic and diluted net loss per share.................    $     (0.37)  $      (0.32)     $      (0.74)  $      (0.91)
                                                         ===========   ============      ============   ============

Weighted average shares used in computing basic and
   diluted net loss per share........................      4,894,238     11,903,322         4,894,037      8,418,142

   The accompanying notes are an integral part of these financial statements.

                            DOV PHARMACEUTICAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                             -----------------------------------
                                                                                   2001               2002
                                                                             ----------------   ----------------
                                                                                         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss................................................................     $     (3,622,981)   $    (7,666,471)
Adjustments to reconcile net loss to net cash used in operating activities:
      Loss in investment in DOV Bermuda.................................              723,966            508,655
      Net depreciation in investments...................................                   --            793,823
      Noncash interest expense..........................................              487,475          1,384,122
      Depreciation......................................................               46,188             42,923
      Amortization of deferred charges..................................               14,903             12,536
      Noncash compensation charges......................................               95,862            313,617
      Warrants, options and common stock issued for services............              112,965             59,506
      Changes in operating assets and liabilities:

        Receivable from DOV Bermuda (Elan Portion)......................              (85,062)          (241,261)
        Accounts receivable.............................................                   --            140,643
        Prepaid expenses and other current assets.......................                  (20)          (509,314)
        Accounts payable................................................              527,171            347,335
        Accrued expenses................................................             (113,014)           214,921
        Deferred revenue................................................            6,458,333         (1,250,000)
                                                                             ----------------    ---------------
      Net cash provided by (used in) operating activities...............            4,645,786         (5,848,965)
                                                                             ----------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in DOV Bermuda, net of cash received........................             (737,206)          (668,405)
Purchases of property and equipment.....................................              (45,795)           (26,099)
Purchases of certificates of deposit....................................               (2,519)            (1,206)
                                                                             ----------------    ---------------
      Net cash used in investing activities.............................             (785,520)          (695,710)
                                                                             ----------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from initial public offering...............................                   --         58,981,798
Deferred charges paid...................................................             (355,488)                --
Repayment of notes payable..............................................                 (623)              (622)
Proceeds from options exercised.........................................               31,250                 --
                                                                             ----------------    ---------------
      Net cash provided by (used in) financing activities...............             (324,861)        58,981,176
                                                                             ----------------    ---------------
        Net increase in cash and cash equivalents.......................            3,535,405         52,436,501
Cash and cash equivalents, beginning of period..........................            4,262,926         13,573,707
                                                                             ----------------    ---------------
Cash and cash equivalents, end of period................................     $      7,798,331    $    66,010,208
                                                                             ================   ================

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

                                                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------  --------------------------
                                                                    2001          2002           2001         2002
                                                               -------------   ------------  ------------  ------------
                                                                        (Unaudited)                  (Unaudited)
  Antidilutive securities not included in basic and diluted
     net loss per share calculation:
     Convertible preferred stock..............................     3,409,522       574,521     3,409,522       574,521
     Convertible exchangeable promissory note.................     2,381,533     2,550,496     2,381,533     2,550,496
     Convertible promissory note..............................       834,039       920,025       834,039       920,025
     Options..................................................     1,493,590     2,556,580     1,493,590     2,556,580
     Warrants.................................................       500,768       551,312       500,768       551,312
                                                                ------------   -----------    ----------    ----------
                                                                   8,619,452     7,152,934     8,619,452     7,152,934
                                                                ============   ===========    ==========    ==========

CONCENTRATION OF CREDIT RISK

     Cash and cash equivalents are invested in deposits with significant financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $15.5 million of the Company's cash balance was uncollateralized at June 30, 2002.

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

3.   RESEARCH AND DEVELOPMENT EXPENSE

     Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead. Certain research and development expenses incurred on behalf of DOV Bermuda are billed to DOV Bermuda under a joint development and operating agreement. Payments received from DOV Bermuda that reflect Elan's 19.9% interest in the work performed by the Company for DOV Bermuda are recorded as a reduction in research and development expense. Certain expenses from prior periods have been reclassified to conform to the current period presentation.

     The following represents a detail of amounts included in research and development expense:

                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                                 ---------------------------   ---------------------------
                                                                     2001          2002            2001          2002
                                                                 ------------  -------------   ------------   ------------
                                                                        (Unaudited)                   (Unaudited)

Payroll related and associated overhead.........................   $   600,288  $   857,622     $ 1,428,203  $  1,726,323
Clinical and preclinical trial costs............................       659,696    1,588,741         833,904     2,793,149
Professional fees ..............................................        44,089     (96,306)         107,156        82,316
                                                                   -----------  -----------     -----------   -----------
   Total research and development expense.......................   $ 1,304,073  $ 2,350,057     $ 2,369,263   $ 4,601,788
                                                                   ===========  ===========     ===========   ===========

Research and development attributable to DOV Bermuda............   $   782,658  $ 1,874,144     $ 1,425,696   $ 3,283,034
Other research and development...................................      521,415      475,913         943,567     1,318,754
                                                                   -----------  -----------     -----------  ------------
   Total research and development expense......................    $ 1,304,073  $ 2,350,057     $ 2,369,263   $ 4,601,788
                                                                   ===========  ===========     ===========   ===========

4.   DOV BERMUDA

     The unaudited summarized results of operations of DOV Bermuda for the second quarter and the six months ended June 30, 2002, and the respective periods in 2001, are as follows:

                                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                             JUNE 30,                  JUNE 30,
                                                                     ------------------------   -----------------------
                                                                        2001        2002           2001       2002
                                                                     -----------  -----------   -----------  ----------
                                                                              (Unaudited)              (Unaudited)

Research and development expense..................................... $1,402,238  $2,865,730     $2,673,598  $5,048,533
                                                                     =========== ===========    =========== ===========
Operating loss........................................................$1,402,238  $2,865,730     $2,673,598  $5,048,533
                                                                     =========== ===========    =========== ===========
Net loss..............................................................$1,407,346  $2,869,084     $2,683,723  $5,059,195
                                                                     =========== ===========    =========== ===========

The following represents a reconciliation of the total loss of DOV Bermuda included in the Company's statements of operations:

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            JUNE 30,                     JUNE 30,
                                                                   --------------------------  --------------------------
                                                                        2001         2002          2001         2002
                                                                   -------------  -----------  -------------  -----------
                                                                            (Unaudited)                  (Unaudited)
DOV Pharmaceutical, Inc.'s 80.1% portion of DOV Bermuda losses.      $1,127,284   $2,298,136     $2,149,662    $4,052,415
Elimination of Intercompany profits............................              --      162,951             --       260,726
                                                                   -------------  ----------   -------------  -----------
   Total loss in DOV Bermuda recorded by DOV
      Pharmaceutical, Inc....................................        $1,127,284   $2,135,185     $2,149,662    $3,791,689
                                                                   ============   ==========   =============  ===========

Loss in investment in DOV Bermuda..............................      $  344,626   $  261,041     $  723,966    $  508,655
Research and development expense...............................         782,658    1,874,144      1,425,696     3,283,034
                                                                   -------------  ----------   -------------  -----------
   Total loss in DOV Bermuda recorded by DOV
      Pharmaceutical,Inc.......................................      $1,127,284   $2,135,185     $2,149,662    $3,791,689
                                                                   ============   ==========   =============  ===========

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

6.   INITIAL PUBLIC OFFERING

     On April 30, 2002, the Company completed an initial public offering of 5,000,000 shares of common stock at $13.00 per share, raising estimated net proceeds for the Company of $59.0 million, net of underwriting discounts and offering expenses. Upon completion of the initial public offering, all outstanding shares of the Company's series C and series D redeemable convertible preferred stock automatically converted on a 1.62 for 1 basis into an aggregate of 4,519,800 shares of common stock.

7.   SUBSEQUENT EVENTS

     The investment balance at June 30, 2002 is the value of warrants the Company holds on Neurocrine common stock. As the warrants represent a derivative financial instrument under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," both the asset and the liability to Wyeth-Ayerst are reflected in the Company's financial statements at fair value and the Company arecords an adjustment to those fair values at the end of each reporting period, with the corresponding gain or loss reflected in other income or other expense. As of July 31, 2002, the fair market value of these warrants was $1.7 million, an increase of $577,000 from June 30, 2002, due primarily to an increase in the market value of Neurocrine's common stock. This is partially offset by a corresponding increase in the liability to Wyeth-Ayerst of $202,000.

8.   RECENT LITIGATION DEVELOPMENTS

         During the period from April 29, 2002 through July 25, 2002, a number of class action lawsuits were filed naming as defendants the Company, certain of the Company's officers and directors and certain of the underwriters in the Company's April 25, 2002 initial public offering of 5,000,000 shares of its common stock. The lawsuits were filed in the United States District Court for the Southern District of New York and the Untied States District Court for the District of New Jersey. The complaints that have been served allege violations of Sections 11, 12 and 15 of the Securities Act of 1933 as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and

Exchange Commission, based upon the Company's alleged failure to disclose the filing of a revised registration statement and prospectus for the Company's initial public offering reflecting changes to the 1999 financial statements of the Company's joint venture with Elan Corporation, plc, DOV (Bermuda), Ltd. These class actions were brought on behalf of purchasers of the Company's common stock in or traceable to the Company's initial public offering and seek money damages or rescission. On July 29, 2002, Judge Robert W. Sweet consolidated before him the lawsuits filed in the Southern District of New York and appointed lead plaintiffs and approved the selection of counsel for the lead plaintiffs. In addition, the parties have jointly moved to have the lawsuits filed in the District of New Jersey transferred and consolidated with the New York litigation. Defendants' time to respond has been extended pending determination of the transfer motion and the filing of a consolidated complaint. The Company believes that it has meritorious defenses to the claims alleged in the class actions and the Company intends to vigorously defend against the claims. However, litigation is inherently uncertain and the Company cannot give assurances as to the ultimate outcome or effect of these actions. If the plaintiffs in these actions were to prevail, such an outcome would have a material adverse effect on the Company's financial condition, results of operations and liquidity.

     In connection with the securities class action lawsuits described above, the Company's providers of primary and excess liability insurance for directors and officers, D&O, have asserted that the policy binders they issued in connection with the Company's initial public offering are not effective. The Company's primary carrier has stated it will rescind the D&O policy unless the Company agrees to a $5.0 million deductible in respect of the initial public offering class action lawsuits under a separate, revised binder. The excess carrier, citing the Company's alleged failure to satisfy certain conditions precedent, has asserted that the Company's coverage never existed. Thus, both carriers assert they are not obligated to provide coverage under the original binders for the securities class action lawsuits. The Company strongly disagrees with their positions and has advised the carriers that the Company intends to hold them to their original binder terms as the Company vigorously pursues resolution of these matters. The Company cannot provide any assurance that a satisfactory resolution of these matters will be achieved or that litigation will not ensue. Pending resolution, the Company will incur expenses, including attorneys' fees, in defending the securities class actions and in attempting to resolve the coverage disputes. These expenses may be significant and, as a result, may materially and adversely affect the Company's results of operations. In addition, the Company's inability to obtain coverage as provided in the Company's original binders could adversely affect the Company's financial condition, results of operations and liquidity, since expenses incurred in defending the class actions may not be reimbursable by the insurers and any losses in respect of the class action lawsuits may be borne solely by the Company. In the absence of D&O coverage, the Company will also be responsible, without insurance support, for losses, if any, normally covered by such insurance for officer and director reimbursement under its standard agreements. Moreover, if the Company and its officers and directors are not covered by D&O insurance, the Company's ability to recruit and retain officers and directors may be adversely affected. The Company cannot assure you that replacement D&O coverage will be available or, if it is, will be available on financial terms comparable to those offered by the original carriers that have denied coverage. Further, if replacement coverage is secured, it will not cover previously-initiated class or related class actions arising out of the Company's initial public offering and may contain other exceptions not found in the original policy binders.

9.  CONTINGENCIES

BIOVAIL MATTERS

     Until recently, Andrx Pharmaceuticals, Inc., Andrx, and Biovail Corporation were involved in litigation relating to the DOV diltiazem patent in the United Stated District Court for the Southern District of Florida. This litigation was instituted following the license of the DOV diltiazem patent to Biovail and Biovail's subsequent listing of that patent in the FDA's "Orange Book" as claiming its branded drug Tiazac under approved new drug application, or NDA, 20-401. This listing had the effect of preventing FDA approval of Andrx's abbreviated new drug application, or ANDA, for a generic version of Tiazac for up to 30 months. Among other things, Biovail claimed that Andrx's generic version of Tiazac infringed the DOV diltiazem patent. Andrx, among other things, claimed that its generic version of Tiazac did not infringe the DOV diltiazem patent, that the DOV diltiazem patent is invalid and that the Company's license agreement with Biovail is invalid as an unreasonable restraint of trade in violation of antitrust laws. The Company was not a party to that litigation, and made no attempt to join in the litigation.

     In April 2002, Biovail withdrew its Orange Book listing described above. Also in April 2002, Biovail dismissed with prejudice its claim that Andrx's generic version of Tiazac would infringe the DOV diltiazem patent, thereby barring Biovail from reasserting the same claim in the future. The federal court in Florida also ordered that Andrx's claims of non-infringement and invalidity were moot. Subsequently, as part of an overall settlement with Biovail, Andrx dropped its claims that the patent and license agreement with Biovail are invalid. As reported, pursuant to the Biovail-Andrx settlement, Biovail and Andrx agreed (a) to file a stipulation of dismissal with prejudice of all pending claims, (b) to enter into mutual releases of any unasserted claims relating to Biovail's Cardizem CD and Tiazac and Andrx's generic versions of those products and (c) that Biovail will permit Andrx to manufacture and market, Taztia, Andrx's generic version of Tiazac, free of any patent infringement claims Biovail may have or acquire.

     The Company's license agreement with Biovail gives Biovail the exclusive right to enforce the DOV diltiazem patent against others, including the exclusive right to sue others for past, present and future infringements of the DOV diltiazem patent. The Company is contractually obligated under certain circumstances to reimburse Biovail for legal fees and disbursements incurred in connection with such patent enforcement, up to a maximum of $1.5 million. On July 10, 2002, Biovail, citing this contractual provision, asserted that the Company is responsible for the reimbursement of legal expenses of approximately $1.3 million that Biovail allegedly incurred to enforce the DOV diltiazem patent against Andrx. The Company believes that it is not obligated to reimburse Biovail for these expenses. Among other reasons, the Company believes that Biovail's actions in listing the DOV diltiazem patent in the Orange Book were taken in major part to secure a stay of FDA approval of Andrx's generic drug, rather than to enforce the DOV diltiazem patent. Further, Biovail's litigation with Andrx involved many issues, including violation of antitrust laws, unrelated to the DOV diltiazem patent or its validity. As noted above, Biovail withdrew its Orange Book listing, Andrx and Biovail filed a stipulation of dismissal of the patent infringement action against Andrx with respect to the DOV diltiazem patent and, as noted below, the FTC announced a complaint against Biovail founded on the alleged illegality of the Orange Book filing. The Company responded to Biovail's July claim, rejecting it on both procedural and substantive grounds. The Company also responded to Biovail's subsequent assertion that failure to pay its legal fees will constitute a material breach of the license agreement entitling Biovail to legal remedies including rescission. The Company believes that any such dispute is subject to mandatory arbitration and that the sole remedy for any award of legal fees is an offset against royalties, if any. The Company has also submitted its own contractual claim for legal fees and disbursements of $422,677 against Biovail resulting from license agreement misrepresentations and the Orange Book filing. Nonetheless, the Company may be responsible for a portion of Biovail's legal expenses with regard to litigating Biovail's claim that Andrx's generic drug infringes the DOV diltiazem patent and may fail to recover the Company's legal expenses. As of June 30, 2002, no provision for the reimbursement of these costs is included in the Company's financial statements.

FEDERAL TRADE COMMISSION INVESTIGATION

     Related to the Andrx/Biovail litigation, in March 2001, following a request for investigation by Andrx, the Federal Trade Commission, or FTC, notified the Company that it was conducting a nonpublic investigation to determine whether Biovail or any other person was engaged in unfair methods of competition in violation of the Federal Trade Commission Act, and that the primary focus was the legality of Biovail's January 2001 Orange Book listing of the DOV diltiazem patent. The FTC letter sought information related to the Biovail license agreement. The Company has cooperated with the FTC in its requests.

     On April 23, 2002, the FTC announced a complaint against Biovail and a proposed consent order with Biovail to settle the antitrust investigation. The proposed consent order requires Biovail to return to the Company the exclusive license to manufacture and sell any extended release formulation of diltiazem using the DOV diltiazem patent in the Tiazac field, defined as a drug product approved by the FDA for sale pursuant to NDA 20-401, or that is described in any ANDA for which approval is sought by referencing NDA 20-401. On July 18, 2002, the license agreement was amended to return to the Company, without payment, all license rights, exclusive and non-exclusive, to practice the diltiazem patent in the Tiazac field. The amendment has the effect of precluding Biovail from using the DOV diltiazem patent in the Tiazac field, while, at the same time, maintaining the agreement between the Company and Biovail to develop, manufacture and market a new drug approved for sale under an NDA other than Biovail's existing NDA 20-401. The Company believes this amendment fully reflects the intention of the parties to the license agreement. The effect of this change in the license agreement means that the Company is entitled, but not required, to grant an exclusive or a non-exclusive license to other persons for the manufacture and sale of an extended release formulation of diltiazem that is described in any ANDA for which approval is sought by referencing Biovail's NDA 20-401. The Company continues to have the right to receive royalties from any licensee who manufactures and sells an extended release formulation of diltiazem using the DOV diltiazem patent. The FTC must approve the license agreement amendment, which, to the Company's knowledge, it has not done. In addition, to the Company's knowledge the proposed consent order between the FTC and Biovail has not been declared final. Until the order is final, the FTC may amend either the complaint or the proposed consent order and seek other remedies against Biovail or the Company, including court ordered reformation of the agreement, which could have a material adverse affect on the Company's business, including the substantial costs and distraction to management of any litigation that may ensue.

ELAN MATTER

     Under the terms of the Company's joint venture agreements with Elan, Elan's consent is required with respect to certain transactions entered into by the Company. In the event that the Company does not obtain Elan's consent when it is required, Elan has the right to terminate the license agreement with Nascime Limited, a 100% owned subsidiary of DOV Bermuda. In January 2001, the Company entered into a license, research and development agreement with Biovail, which is a named technological competitor of Elan under Elan's license agreement with Nascime. The Company does not believe that Elan's consent to the Biovail agreement was required and the Company does not believe that Elan is entitled to terminate its license agreement with Nascime as a result of the Company entering into the Biovail license agreement without Elan's consent. Nonetheless, the Company sought consent from Elan, which Elan refused to grant. While Elan has neither asserted that its consent was required, nor objected to the Company entering into the Biovail license agreement or threatened to terminate its license agreement with Nascime, it has stated that it reserves its rights with respect to this issue. It is not feasible to predict what the outcome would be if Elan were to seek to terminate its agreement based on the Company's failure to obtain its consent. The Elan license with Nascime is material to the Company and if the license were to be terminated, it could have a material adverse impact on the Company's financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION TOGETHER WITH OUR UNAUDITED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS REPORT. REFERENCES TO "WE," "US," AND "OUR" REFER TO DOV PHARMACEUTICAL, INC.

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

     Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of June 30, 2002, we had an accumulated deficit of $31.5 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

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

     In January 1999, we entered into a joint venture with Elan. As part of the transaction, we formed DOV Bermuda to develop controlled release formulations of ocinaplon and bicifadine. While we own 80.1% of the outstanding common stock of DOV Bermuda, Elan has retained significant minority investor rights that are treated as "participating rights" as defined in Emerging Issues Task Force Consensus, or EITF, No. 96-16 "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." Therefore, we do not consolidate the financial statements of DOV Bermuda, but instead account for our investment in DOV Bermuda under the equity method of accounting. We record our 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development expense incurred by us on behalf of DOV Bermuda and as Loss in Investment in DOV Bermuda for our 80.1% interest in the remaining loss of DOV Bermuda.

     On July 31, 2002, Elan Corporation, plc, the Company's partner in the DOV Bermuda joint venture, announced a recovery plan that includes the divestiture of businesses, assets and products that are no longer core to Elan. If Elan should determine that it no longer wishes to fund the joint venture, we intend to assess our options, including self-funding of Elan's portion of the joint venture or entering into substitute collaborative arrangements. Whatever the outcome of the foregoing, we are committed to pursuing the development of these product candidates on the present schedule.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     REVENUE. Our revenue was $635,000 for the second quarter 2002, as compared to $625,000 for the comparable period last year. In each of the second quarter of 2002 and 2001, our revenue was comprised virtually exclusively of $625,000 in amortization of the $7.5 million fee we received on signing of the license, research and development agreement for our collaboration with Biovail in January 2001.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased $1.1 million to $2.4 million for the second quarter 2002 from $1.3 million for the comparable period in 2001. Approximately $1.1 million of the increase in research and development expense was attributable to increased costs associated with the Phase II clinical trials for ocinaplon and bicifadine, offset by a net reduction in other research and development expenses of approximately $46,000. The net reduction was primarily attributable to a reduction for the revaluation of options issued to consultants in prior periods of $129,000, offset by net increased costs related to clinical trials for our other products and additional personnel of $83,000.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $548,000 to $1.2 million in the second quarter 2002 from $619,000 for the comparable period in 2001. The increase was primarily attributable to increased payroll costs of $481,000 and increased office and related expenses of $130,000 offset by decreased professional fees of $63,000. The increase in payroll costs was primarily attributable to bonuses to our executive officers of $275,000, increased non-cash compensation expense of $104,000, and increased salaries of $71,000 as we expanded our operations. The increase in office and related expenses was primarily related to an increase in directors and officers' liability insurance premiums of $92,000.

     LOSS IN INVESTMENT IN DOV BERMUDA. Loss in investment in DOV Bermuda decreased $84,000 to $261,000 in the second quarter 2002 from $345,000 in the comparable period in 2001. The decrease resulted primarily from decreased costs associated with the formulation development work for ocinaplon and bicifadine performed by Elan.

     INTEREST INCOME. Interest income increased $137,000 to $220,000 in the second quarter 2002 from $83,000 in the comparable period in 2001. The increase was due to higher balances of cash and cash equivalents in the second quarter 2002 resulting from the $59.0 million of net proceeds received from our initial public offering, offset by lower average interest rate yields in the second quarter of 2002.

     INTEREST EXPENSE. Interest expense increased $228,000 to $474,000 in the second quarter 2002 from $247,000 in the comparable period in 2001. We recorded interest expense of $474,000 on our convertible exchangeable promissory note and convertible line of credit with Elan in the second quarter of 2002, and $246,000 in the comparable period in 2001. This increase was due to higher outstanding balances on the convertible exchangeable promissory note and the convertible line of credit and an increase in the additional interest discussed below. Both the Elan convertible exchangeable promissory note and convertible line of credit contain interest that will, at Elan's option, be paid either in cash or our common stock. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued on the notes. This feature resulted in interest expense of $228,000 for the second quarter of 2002, an increase of $214,000 from the second quarter of 2001, due primarily to the increase in the fair value of our common stock. To the extent the value of our common stock is at or above $3.98 per share with respect to the convertible exchangeable promissory note or $3.41 per share with respect to the convertible line of credit, we will continue to incur additional interest expense each time interest is accrued on the notes.

     OTHER EXPENSE, NET. We had $387,000 of other expense, net in the second quarter of 2002. We did not record any other expense, net in the comparable period in 2001. In the second quarter 2002, other expense, net consisted primarily of a decrease of $577,000 in value of the warrants to acquire Neurocrine common stock, which we earned in 2001 upon the achievement of a certain milestone, offset by the decrease in our liability to Wyeth-Ayerst of $202,000 associated with the warrants. This resulted in an overall net expense of $375,000 associated with these warrants.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     REVENUE. Revenue increased $302,000 to $1.3 million for the six months ended June 30, 2002 from $1.0 million for the comparable period in 2001. The increase was primarily attributable to an additional month of amortization of the $7.5 million fee we received upon signing the license, research and development agreement for our collaboration with Biovail in January 2001 of $208,000 and an increase in revenue from contract research services performed under our collaboration with Biovail of $93,000.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased $2.2 million to $4.6 million for the six months ended June 30, 2002 from $2.4 million for the comparable period in 2001. Approximately $1.9 million of the increase in research and development expense was attributable to increased costs associated with the Phase II clinical trials for ocinaplon and bicifadine. The remaining increase of $375,000 was primarily attributable to net increased costs related to clinical trials for our other products and additional personnel of $395,000, offset by a net decrease in professional fees of $25,000.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $710,000 to $2.0 million in the six months ended June 30, 2002 from $1.3 million for the comparable period in 2001. The increase was primarily attributable to increased payroll costs associated with our personnel of $615,000 and increased office and related expenses of $159,000 offset by decreased professional fees of $64,000. The increase in payroll costs was primarily attributable to bonuses to our employees of $207,000, increased non-cash compensation expense of $203,000, and increased salaries of $149,000 as we expanded our operations. The increase in office and related expenses was primarily related to an increase in directors and officers' insurance of $103,000.

     LOSS IN INVESTMENT IN DOV BERMUDA. Loss in investment in DOV Bermuda decreased $215,000 to $509,000 in the six months ended June 30, 2002 from $724,000 in the comparable period in 2001. The decrease resulted primarily from decreased costs associated with the formulation development work for ocinaplon and bicifadine performed by Elan.

     INTEREST INCOME. Interest income increased $87,000 to $281,000 in the six months ended June 30, 2002 from $194,000 in the comparable period in 2001. The increase was due to higher balances of cash and cash equivalents in the six months ended June 30, 2002 resulting from the $59.0 million of net proceeds received from our initial public offering, offset by lower average interest rate yields in the six months ended June 30, 2002.

     INTEREST EXPENSE. Interest expense increased $896,000 to $1.4 million in the six months ended June 30, 2002 from $489,000 in the comparable period in 2001. We recorded interest expense of $1.4 million on our convertible exchangeable promissory note and convertible line of credit with Elan in the six months ended June 30, 2002, and $487,000 in the comparable period in 2001. This increase was primarily due to higher outstanding balances on the convertible exchangeable promissory note and the convertible line of credit and an increase in the additional interest discussed below. Both the Elan convertible exchangeable promissory note and convertible line of credit contain interest that will be paid, at Elan's option, either in cash or our common stock. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued on the notes. This feature resulted in interest expense of $892,000 for the six months ended June 30, 2002, an increase of $865,000 from the comparable period of 2001, due primarily to the increase in the fair value of our common stock. To the extent the value of our common stock is at or above $3.98 per share with respect to the convertible exchangeable promissory note or $3.41 per share with respect to the convertible line of credit, we will continue to incur additional interest expense each time interest is accrued on the notes.

     OTHER EXPENSE, NET. We had $810,000 of other expense, net in the six months ended June 30, 2002. We did not record any other expense, net in the comparable period in 2001. In the six months ended 2002, other expense, net consisted primarily of a decrease of $1.2 million in value of the warrants to acquire Neurocrine common stock, which we earned in 2001 upon the achievement of a certain milestone, offset by the decrease in our liability to Wyeth-Ayerst of $427,000 associated with the warrants. This resulted in an overall net expense of $794,000 associated with these warrants.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, our cash and cash equivalents totaled $66.0 million compared with $13.6 million at December 31, 2001. The increase in cash balances at June 30, 2002 resulted primarily from the completion of our initial public offering of 5,000,000 shares of common stock at $13.00 per share, raising net proceeds for the Company of $59.0 million, net of underwriting discounts and estimated offering expenses, offset by funding of our operations during the six months ended June 30, 2002. At June 30, 2002, we had working capital of $63.8 million.

     Net cash used in operations during the six months ended June 30, 2002 amounted to $5.8 million, as compared with cash provided by operations of $4.6 million in the comparable period in 2001. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of personnel. Cash used in operations during the six months ended June 30, 2001 was offset by the receipt of the $7.5 million license fee from Biovail, net of amortization. Non-cash expense related to stock-based compensation, interest expense and depreciation and amortization expenses were $1.8 million in the six months ended June 30, 2002 and $757,000 in the comparable period in 2001. Non-cash depreciation in the value of investments was $794,000 in the six months ended June 30, 2002.

     We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least the end of 2003. Our future capital uses and requirements depend on numerous factors, including:

     -    our progress with research and development;

     -    our ability to establish and the scope of any new collaborations;

     - the progress and success of clinical trials and preclinical studies of our product candidates;

     - the costs and timing of obtaining, enforcing and defending our patent and intellectual rights;

     -    the costs and timing of regulatory approvals; and

     -    expenses associated with currently pending and potential litigation.

In addition to the foregoing, our future capital uses and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates. Our licensees and collaborative partners, Elan, Biovail, Neurocrine and Wyeth-Ayerst, may encounter conflicts of interest, changes in business strategy or other business issues, or they my acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance. On July 31, 2002, Elan Corporation, plc, our partner in the DOV Bermuda joint venture, announced a recovery plan that includes the divestiture of businesses, assets and products that are no longer core to Elan. If Elan should determine that it no longer wishes to fund the joint venture, we intend to assess our options, including self-funding of Elan's portion of the joint venture or entering into substitute collaborative arrangements. Whatever the outcome of the foregoing, we are committed to pursuing the development of these product candidates on the present schedule.

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

     In connection with the securities class action lawsuits described under
Part II, Item 1 of this report, our providers of primary and excess liability insurance for directors and officers, D&O, have asserted that the policy binders they issued in connection with our initial public offering are not effective. Our primary carrier has stated it will rescind the D&O policy unless we agree to a $5.0 million deductible in respect of the initial public offering class action lawsuits under a separate, revised binder. The excess carrier, citing our alleged failure to satisfy certain conditions precedent, has asserted that its coverage never existed. Thus, both carriers assert they are not obligated to provide coverage under the original binders for the securities class action lawsuits. We strongly disagree with their positions and have advised the carriers that we intend to hold them to their original binder terms as we vigorously pursue resolution of these matters. We cannot provide any assurance that a satisfactory resolution of these matters will be achieved or that litigation will not ensue. Pending resolution, we will incur expenses, including attorneys' fees, in defending the securities class actions and in attempting to resolve the coverage disputes. These expenses may be significant and, as a result, may materially and adversely affect our results of operations. In addition, our inability to obtain coverage as provided in our original binders could adversely affect our financial condition, results of operations and liquidity, since expenses incurred in defending the class actions may not be reimbursable by the insurers and any losses in respect of the class action lawsuits may be borne solely by us. In the absence of D&O coverage, we will also be responsible, without insurance support, for losses, if any, normally covered by such insurance for officer and director reimbursement under our standard agreements. Moreover, if we are and our officers and directors are not covered by D&O insurance, our ability to recruit and retain officers and directors may be adversely affected. We cannot assure you that replacement D&O coverage will be available or, if it is, will be available on financial terms comparable to those offered by the original carriers that have denied coverage. Further, if replacement coverage is secured, it will not cover previously-initiated class or related class actions arising out of our initial public offering and may contain other exceptions not found in our original policy binders.

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

     The investment balance of $1.2 million at June 30, 2002 represents the warrants we received from Neurocrine under our sublicense agreement. We have a corresponding accrued royalty of $406,000 included in accrued expenses related to the portion of the Neurocrine warrants we must remit to Wyeth-Ayerst under our license agreement. As the warrants represent a derivative financial instrument under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," both the asset and the liability to Wyeth-Ayerst are reflected in our financial statements at fair value and we record an adjustment to those fair values at the end of each reporting period with the corresponding gain or loss reflected in other income or other expense. Included in other expense, net for six months ended June 30, 2002, was $794,000 for the net result of the decrease in the value of the warrants offset by the decrease in the liability. We calculated these values using a Black-Scholes methodology. The fair value of the warrants will fluctuate based on many factors including but not limited to overall stock market conditions, the fair value of Neurocrine's common stock, the volatility in Neurocrine's common stock and length of time left on our warrants, currently four and one-half years. The majority of the value in the asset at June 30, 2002, relates to the term of the warrants and the fact that Neurocrine's common stock is volatile. As long as we continue to own these warrants, we expect these factors and the corresponding value of the asset and liability to continue to fluctuate perhaps significantly from quarter-to-quarter and from year-to-year. As of July 31, 2002, the fair market value of these warrants was $1.7 million, an increase of $577,000 from June 30, 2002, due primarily to an increase in the market value of Neurocrine's common stock. This is partially offset by a corresponding increase in the liability to Wyeth-Ayerst of $202,000.

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

BIOVAIL/ANDRX LITIGATION

     Until recently, Andrx Pharmaceuticals, Inc., Andrx, and Biovail Corporation were involved in litigation relating to our DOV diltiazem patent in the United Stated District Court for the Southern District of Florida. This litigation was instituted following the license of our DOV diltiazem patent to Biovail and Biovail's subsequent listing of that patent in the FDA's "Orange Book" as claiming its branded drug Tiazac under approved new drug application, or NDA, 20-401. This listing had the effect of preventing FDA approval of Andrx's abbreviated new drug application, or ANDA, for a generic version of Tiazac for up to 30 months. Among other things, Biovail claimed that Andrx's generic version of Tiazac infringed our DOV diltiazem patent. Andrx, among other things, claimed that its generic version of Tiazac did not infringe our DOV diltiazem patent, that our DOV diltiazem patent is invalid and that our license agreement with Biovail is invalid because it is an unreasonable restraint of trade in violation of antitrust laws. We were not a party to that litigation, and made no attempt to join in the litigation.

     In April 2002, Biovail withdrew its Orange Book listing described above. Also in April 2002, Biovail dismissed its claim that Andrx's generic version of Tiazac would infringe our DOV diltiazem patent, with prejudice, thereby barring Biovail from reasserting the same claim in the future. The federal court in Florida also ordered that Andrx's claims of non-infringement and invalidity were moot. Subsequently, as part of an overall settlement with Biovail, Andrx dropped its claims that our patent and license agreement with Biovail are invalid. As reported, pursuant to the Biovail-Andrx settlement, Biovail and Andrx agreed (a) to file a stipulation of dismissal with prejudice of all pending claims, (b) to enter into mutual releases of any unasserted claims relating to Biovail's Cardizem CD and Tiazac and Andrx's generic versions of those products and (c) that Biovail will permit Andrx to manufacture and market, Taztia, Andrx's generic version of Tiazac, free of any patent infringement claims Biovail may have or acquire.

     Our license agreement with Biovail gives Biovail the exclusive right to enforce the DOV diltiazem patent against others, including the exclusive right to sue others for past, present and future infringements of the DOV diltiazem patent. We are contractually obligated under certain circumstances to reimburse Biovail for legal fees and disbursements incurred in connection with such patent enforcement, up to a maximum of $1.5 million. On July 10, 2002, Biovail, citing this contractual provision asserted that DOV is responsible for the reimbursement of legal expenses of approximately $1.3 million that Biovail allegedly incurred to enforce the DOV diltiazem patent against Andrx. We believe that we are not obligated to reimburse Biovail for these expenses. Among other reasons, we believe that Biovail's actions in listing the DOV diltiazem patent in the Orange Book were taken in major part to secure a stay of FDA approval of Andrx's generic drug, rather than to enforce the DOV diltiazem patent. Further, Biovail's litigation with Andrx involved many issues, including violation of antitrust laws, unrelated to the DOV diltiazem patent or its validity. As noted above, Biovail withdrew its Orange Book listing, Andrx and Biovail filed a stipulation of dismissal of the patent infringement action against Andrx with respect to the DOV diltiazem patent and as noted below, the FTC announced a complaint against Biovail founded on the alleged illegality of the Orange Book filing. We have responded to Biovail's July claim, rejecting it on both procedural and substantive grounds. We have also responded to Biovail's subsequent assertion that failure to pay its legal fees will constitute a material breach of the license agreement entitling Biovail to legal remedies including rescission. We believe that any such dispute is subject to mandatory arbitration and that the sole remedy for any award of legal fees is an offset against royalties, if any. We have also submitted our own contractual claim for legal fees and disbursements of $422,677 against Biovail resulting from license agreement misrepresentations and the Orange Book filing. Nonetheless, we may be responsible for a portion of Biovail's legal expenses with regard to litigating Biovail's claim that Andrx's generic drug infringes the DOV diltiazem patent and may fail to recover our legal expenses.

FEDERAL TRADE COMMISSION INVESTIGATION

     Related to the Andrx/Biovail litigation, in March 2001, following a request for investigation by Andrx, the Federal Trade Commission, or FTC, notified us that it was conducting a nonpublic investigation to determine whether Biovail or any other person was engaged in unfair methods of competition in violation of the Federal Trade Commission Act, and that the primary focus was the legality of Biovail's January 2001 Orange Book listing of the DOV diltiazem patent. The FTC letter sought information related to the Biovail license agreement. We have cooperated with the FTC in its requests.

     On April 23, 2002, the FTC announced a complaint against Biovail and a proposed consent order with Biovail to settle the antitrust investigation. The proposed consent order requires Biovail to return to us the exclusive license to manufacture and sell any extended release formulation of diltiazem using the DOV diltiazem patent in the Tiazac field, defined as a drug product approved by the FDA for sale pursuant to NDA 20-401, or that is described in any ANDA for which approval is sought by referencing NDA 20-401. On July 18, 2002, the license agreement was amended to return to us, without payment, all license rights, exclusive and non-exclusive, to practice our diltiazem patent in the Tiazac field. The amendment has the effect of precluding Biovail from using the DOV diltiazem patent in the Tiazac field, while, at the same time, maintaining the agreement between us and Biovail to develop, manufacture and market a new drug approved for sale under an NDA other than Biovail's existing NDA 20-401. We believe this amendment fully reflects the intention of the parties to the license agreement. The effect of this change in the license agreement means that we are entitled, but not required, to grant an exclusive or a non-exclusive license to other persons for the manufacture and sale of an extended release formulation of diltiazem that is described in any ANDA for which approval is sought by referencing Biovail's NDA 20-401. We continue to have the right to receive royalties from any licensee who manufactures and sells an extended release formulation of diltiazem using the DOV diltiazem patent. The FTC must approve the license agreement amendment, which, to our knowledge, it has not done. In addition, to our knowledge the proposed consent order between the FTC and Biovail has not been declared final. Until the order is final, the FTC may amend either the complaint or the proposed consent order and seek other remedies against Biovail or us, including court ordered reformation of the agreement, which could have a material adverse affect on our business, including the substantial costs and distraction to management of any litigation that may ensue.

SECURITIES CLASS ACTION LAWSUITS

     During the period from April 29, 2002 through July 25, 2002, a number of class action lawsuits were filed naming us as defendants, certain of our officers and directors and certain of the underwriters in our April 25, 2002 initial public offering of 5,000,000 shares of our common stock. The lawsuits were filed in the United States District Court for the Southern District of New York and the Untied States District Court for the District of New Jersey. The complaints that have been served allege violations of Sections 11, 12 and 15 of the Securities Act of 1933 as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, based upon our alleged failure to disclose the filing of a revised registration statement and prospectus for our initial public offering reflecting changes to the 1999 financial statements of our joint venture with Elan Corporation, plc, DOV (Bermuda), Ltd. These class actions were brought on behalf of purchasers of our common stock in or traceable to our initial public offering and seek money damages or rescission. On July 29, 2002, Judge Robert W. Sweet consolidated before him the lawsuits filed in the Southern District of New York and appointed lead plaintiffs and approved the selection of counsel for the lead plaintiffs. In addition, the parties have jointly moved to have the lawsuits filed in the District of New Jersey transferred and consolidated with the New York litigation. Defendants' time to respond has been extended pending determination of the transfer motion and the filing of a consolidated complaint. We believe that we have meritorious defenses to the claims alleged in the class actions and we intend to vigorously defend against the claims. However, litigation is inherently uncertain and we cannot give assurances as to the ultimate outcome or effect of these actions. If the plaintiffs in these actions were to prevail, such an outcome would have a material adverse effect on our financial condition, results of operations and liquidity.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS FROM REGISTERED SECURITIES

1) The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was April, 24, 2002, and the Commission file number assigned to the registration statement is 333-81484.

4)        (v)       From April 24, 2002 to the date hereof, a reasonable
                    estimate of the amount of expenses incurred by us in connection with the issuance and distribution of the securities in the offering totaled $6,000,000, which consisted of direct payments of (i) $1,300,000 in legal, accounting and printing fees (reasonable estimate); (ii)
                    $4,550,000 in underwriters discount, fees and commissions;
                    and (iii) $150,000 in miscellaneous expenses (reasonable estimate). No payments for such expenses were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, except for $14,500 in reimbursement of initial public offering related legal expenses of shareholder Biotechnology Value Fund, L.P., which together with affiliates, owns 14.22% of our outstanding equity securities or (iii) any of our affiliates.

          (vi) Our net offering proceeds after deducting our total estimated expenses were $59,000,000.

          (vii) As of August 13, 2002, we have invested the net offering proceeds primarily in cash and cash equivalents and short-term money market accounts. No payments out of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or
                    (iii) any of our affiliates.

ITEM 5.     OTHER INFORMATION

RISK FACTORS AND FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     If any of the events covered by the following risks occur, our business, results of operations and financial condition could be harmed. In that case, the trading price of our common stock could decline. In addition, our actual results may differ materially from our forward-looking statements as a result of the following factors.

OUR STOCK PRICE IS LIKELY TO BE VOLATILE AND THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE.

     Prior to our April 25, 2002 initial public offering of 5,000,000 shares of our common stock, there had been no public market for our common stock and an active public market for our common stock may not develop or continue following our initial public offering. Market prices for securities of biopharmaceutical companies have been particularly volatile. In particular, our stock price has experienced a substantial decline since our initial public offering. Some of the factors that may cause the market price of our common stock to fluctuate include:

     - results of clinical trials conducted by us or on our behalf, or by our competitors;

     - business or legal developments concerning our collaborators or licensees, including Elan Corporation, plc, or Elan, and Biovail Laboratories Incorporated, or Biovail;

     -    regulatory developments in the United States and foreign countries;

     - developments or disputes concerning patents or other proprietary rights;

     -    changes in estimates or recommendations by securities analysts;

     -    public concern over our drugs;

     -    litigation;

     -    future sales of our common stock;

     -    general market conditions;

     -    changes in the structure of health care payment systems;

     - failure of any of our product candidates, if approved, to achieve commercial success;

     -    economic and other external factors or other disasters or crises; and

     -    period-to-period fluctuations in our financial results.

     If any of the risks relating to our initial public offering occurred or if any of the foregoing risks occur in the future, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. In this regard, following a decline in the aftermarket trading price of our common stock in connection with our initial public offering, beginning on April 30, 2002 through the date hereof, a number of class action lawsuits have been filed naming us as defendants, in addition to certain of our officers and directors and certain of our underwriters. For a complete description of these class action lawsuits and the risks they present, please refer to the "Part II--Other Information" section of this report under the subheading "Item 1. Legal Proceedings--Securities Class Action Lawsuits."

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION AND EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE, AND WE MAY NEVER REACH PROFITABILITY.

     Since our inception in April 1995 through June 30, 2002, we have incurred significant operating losses and, as of June 30, 2002, we had an accumulated deficit of $31.5 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

     -    conduct clinical trials;

     - fund the operations of DOV (Bermuda), Ltd., or DOV Bermuda, our joint venture with Elan;

     - conduct research and development on existing and new product candidates; o make milestone and royalty payments;

     -    seek regulatory approvals for our product candidates;

     -    commercialize our product candidates, if approved;

     -    hire additional clinical, scientific and management personnel;

     - add operational, financial and management information systems and personnel; and

     - identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through a grant of a license to us, referred to as in-licensing.

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

     There are a number of difficulties and risks associated with clinical trials. The possibility exists that:

     - we may discover that a product candidate may cause harmful side effects;

     - we may discover that a product candidate does not exhibit the expected therapeutic results in humans;

     - results may not be statistically significant or predictive of results that will be obtained from large-scale, advanced clinical trials;

     - we or the FDA may suspend the clinical trials of our product candidates;

     -    patient recruitment may be slower than expected; and

     -    patients may drop out of our clinical trials.

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

WE MAY NOT RECEIVE REGULATORY APPROVALS FOR OUR PRODUCT CANDIDATES OR APPROVALS MAY BE DELAYED.

     Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and commercialization of our product candidates and in our ongoing research and development activities. All our product candidates are in various stages of research and development and we have not yet requested or received regulatory approval to commercialize any product candidate from the FDA or any other regulatory body.

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

OUR SUCCESS IN DEVELOPING OUR PRODUCT CANDIDATES DEPENDS UPON THE PERFORMANCE OF OUR LICENSEES AND COLLABORATIVE PARTNERS.

     Our efforts to develop, obtain regulatory approval for and commercialize our existing and any future product candidates depend in part upon the performance of our licensees and collaborative partners. Currently, we have license and collaborative agreements with Elan, Biovail, Neurocrine and Wyeth-Ayerst, formerly American Cyanamid Company. In connection with these agreements, we have granted certain rights, including development and marketing rights and rights to defend and enforce our intellectual property. We do not have day-to-day control over the activities of our licensees or collaborative partners and cannot assure you that they will fulfill their obligations to us, including their development and commercialization responsibilities in respect of our product candidates. We also cannot assure you that our licensees or collaborators will properly maintain or defend our intellectual property rights or that they will not utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Further, we cannot assure you that our licensees or collaborators will not encounter conflicts of interest, changes in business strategy or other business issues, or that they will not acquire or develop rights to competing products, all of which could adversely affect their willingness or ability to fulfill their obligations to us. On July 31, 2002, Elan Corporation, plc, our partner in the DOV Bermuda joint venture, announced a recovery plan that includes the divestiture of businesses, assets and products that are no longer core to Elan. If Elan should determine that it no longer wishes to fund the joint venture, we intend to assess our options, including self-funding of Elan's portion of the joint venture or entering into substitute collaborative arrangements. Whatever the outcome of the foregoing, we are committed to pursuing the development of these product candidates on the present schedule.

     Any failure on the part of our licensees or collaborators to perform or satisfy their obligations to us could lead to delays in the development or commercialization of our product candidates and affect our ability to realize product revenues. Disagreements with our licensees or collaborators could require or result in litigation or arbitration, which could be time-consuming and expensive. If we fail to maintain our existing agreements or establish new agreements as necessary, we could be required to undertake development, manufacturing and commercialization activities solely at our own expense. This would significantly increase our capital requirements and may also delay the commercialization of our product candidates.

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

BIOVAIL AND THE FEDERAL TRADE COMMISSION HAVE AGREED TO A SETTLEMENT THAT MAY LEAD TO A REFORMATION OF OUR LICENSE AGREEMENT WITH BIOVAIL.

     Related to the Andrx/Biovail litigation, the Federal Trade Commission, or FTC, commenced an investigation to determine whether Biovail or any other person is engaging in unfair methods of competition. The FTC purported to focus primarily on the legality of Biovail's listing of the DOV diltiazem patent with the FDA. In connection with this investigation, the FTC requested that we provide information regarding our license with Biovail. On April 23, 2002, the FTC announced a complaint against Biovail and a proposed consent order with Biovail to settle the antitrust investigation. The proposed consent order requires Biovail to return to us the exclusive license to manufacture and sell any extended release formulation of diltiazem in the Tiazac field, defined as a drug product that has been approved by the FDA for sale pursuant to NDA 20-401 or that is described in any ANDA for which approval is sought by referencing NDA 20-401. We are not a party to the proposed consent order. On July 18, 2002, the license agreement with Biovail was amended to return to us, without payment, all license rights, exclusive and non-exclusive, to practice the diltiazem patent in the Tiazac field. The effect of this change in the license agreement means that we are entitled, but not required, to grant a non-exclusive license to other persons for the manufacture and sale of an extended release formulation of diltiazem that is described in any ANDA for which approval is sought by referencing Biovail's NDA 20-401. We continue to have the right to receive royalties from any licensee who manufactures and sells an extended release formulation of diltiazem using the DOV diltiazem patent. For a complete description of these issues and the risks they present, please refer to the "Part I--Other Information" section of this report under the subheading "Item 1. Legal Proceedings--Federal Trade Commission Investigation."

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

     Under the Elan joint venture agreements, Elan has certain change of control rights that, if triggered, would permit it to terminate the license agreement under which Elan granted the right to use its proprietary release technologies to the joint venture. This could also lead to a termination of our license agreement with the joint venture and a termination of the joint venture. Some of Elan's change of control termination protections are triggered if a named technological competitor of Elan:

     - directly or indirectly acquires ten percent or more of our or the joint venture's voting stock, or otherwise controls or influences our or the joint venture's management or business; or

     - enters into any joint venture, collaborative, license or other agreement with us or the joint venture to the extent that the competitor is materially engaged in our or the joint venture's business or development.

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

IF WE CANNOT RAISE ADDITIONAL FUNDING, WE MAY BE UNABLE TO COMPLETE DEVELOPMENT OF OUR PRODUCT CANDIDATES.

     At June 30, 2002, we had cash and cash equivalents of $66.0 million. We currently have no commitments or arrangements for any financing. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least the end of 2003. We believe that we may require additional funding after that time to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses, and to pursue regulatory approvals for our product candidates. Lack of funding could adversely affect our ability to pursue our business. We cannot assure you that financing will be available when needed on terms acceptable to us, if at all. We may continue to seek additional capital through public or private financing or collaborative agreements. If adequate funds are not available, we may be required to curtail significantly or eliminate one or more of our product development programs.

THE SUCCESS OF OUR BUSINESS DEPENDS UPON THE MEMBERS OF OUR SENIOR MANAGEMENT TEAM, OUR SCIENTIFIC STAFF AND OUR ABILITY TO CONTINUE TO ATTRACT AND RETAIN QUALIFIED SCIENTIFIC, TECHNICAL AND BUSINESS PERSONNEL.

     We are dependent on the members of our senior management team, in particular, our Chief Executive Officer, Dr. Arnold Lippa, our President, Dr. Bernard Beer, and our Senior Vice President and Chief Scientific Officer, Dr. Phil Skolnick, for our business success. Moreover, because of the specialized scientific and technical nature of our business, we are also highly dependent upon our scientific staff, the members of our scientific advisory board and our continued ability to attract and retain qualified scientific, technical and business development personnel. Drs. Lippa and Beer each hold a substantial amount of vested common stock not subject to repurchase in the event of termination. We do not carry key man life insurance on the lives of any of our key personnel. There is intense competition for human resources, including management in the scientific fields in which we operate and there can be no assurance that we will be able to attract and retain qualified personnel necessary for the successful development of our product candidates, and any expansion into areas and activities requiring additional expertise. In addition, there can be no assurance that such personnel or resources will be available when needed. The loss of the services of Drs. Lippa, Beer, or Skolnick, or other key personnel, could severely harm our business.

BECAUSE SOME OF OUR PATENTS WITH RESPECT TO SOME OF OUR PRODUCT CANDIDATES HAVE EXPIRED OR WILL EXPIRE IN THE NEAR TERM, WE MAY BE REQUIRED TO RELY SOLELY ON THE HATCH-WAXMAN ACT FOR MARKET EXCLUSIVITY.

     A number of patents that we licensed from Wyeth-Ayerst have expired, including the patent that provides protection for the use of DOV 216,303 for the treatment of depression and the use of bicifadine for the treatment of pain. In addition, our patent covering ocinaplon and NBI-34060 is due to expire in June 2003. We currently have patents protecting intermediates useful in the manufacture of ocinaplon that are not due to expire until 2007, and we have applied for additional patents relating to ocinaplon. In addition, Neurocrine has stated that it has filed nine U.S. and foreign patent applications on NBI-34060. Regardless of these efforts, these patents and patent applications, if approved, may not afford us adequate protection against generic versions of our product candidates or other competitive products. In the event we achieve regulatory approval to market any of our product candidates, including bicifadine, DOV 216,303 or ocinaplon, and we are unable to obtain adequate patent protection for the ultimate marketed product, we will be required to rely to a greater extent on the United States Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity. The Hatch-Waxman Act generally provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting filing of an abbreviated new drug application, or ANDA, by a generic competitor for up to five years after the drug is first approved. The Hatch-Waxman Act, however, also accelerates the approval process for generic competitors using the same active ingredients once the period of statutory exclusivity has expired. It may also in practice encourage more aggressive legal challenges to the patents protecting approved drugs. In addition, because some of our patents have expired, third parties may develop competing product candidates using our product compounds and if they obtain regulatory approval for those products prior to us, we would be barred from seeking an ANDA for those products under the Hatch-Waxman Act for the applicable statutory exclusivity period.

WE FACE INTENSE COMPETITION AND IF WE ARE UNABLE TO COMPETE EFFECTIVELY, THE DEMAND FOR OUR PRODUCTS, IF ANY, MAY BE REDUCED.

     The pharmaceutical industry is highly competitive and marked by a number of established, large pharmaceutical companies, as well as smaller emerging companies, whose activities are directly focused on our target markets and areas of expertise. We face and will continue to face competition in the discovery, in-licensing, development and commercialization of our product candidates, which could severely impact our ability to generate revenue or achieve significant market acceptance of our product candidates. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates or technologies obsolete or noncompetitive. We are focused on developing product candidates for the treatment of central nervous system, cardiovascular and urological disorders, and we have a number of competitors. If one or more of their products or programs are successful, the market for our product candidates may be reduced or eliminated. Compared to us, many of our competitors and potential competitors have substantially greater:

     -    capital resources;

     - research and development resources, including personnel and technology;

     -    regulatory experience;

     -    preclinical study and clinical testing experience; and

     -    manufacturing, distribution and marketing experience.

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

     To a substantial degree, our success will depend on the following intellectual property achievements:

     - our ability to obtain patent protection for our proprietary technologies and product candidates, as well as our ability to preserve our trade secrets;

     - the ability of our collaborators and licensees to obtain patent protection for their proprietary technologies and product candidates covered by our agreements, as well as their ability to preserve related trade secrets; and

     - our ability to prevent third parties from infringing upon our proprietary rights, as well as the ability of our collaborators and licensees to accomplish the same.

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

     Our royalties or profits will be heavily dependent upon the availability of reimbursement for the use of our products from third-party health care payors, both in the United States and in foreign markets. The health care industry and these third-party payors are experiencing a trend toward containing or reducing the costs of health care through various means, including lowering reimbursement rates and negotiating reduced payment schedules with service providers for drug products. These cost containment efforts could adversely affect the market acceptance of our product candidates and may also harm our business. There can be no assurance that we will be able to offset any of or all the payment reductions that may occur. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor's determination that use of a product is:

     -    safe, effective and medically necessary;

     -    appropriate for the specific patient;

     -    cost-effective; and

     -    neither experimental nor investigational.

     Reimbursement approval is required from each third-party payor individually, and seeking this approval is a time-consuming and costly process. Third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of any product we might bring to market. We cannot assure you that we will be able to provide data sufficient to gain acceptance with respect to reimbursement. There also exists substantial uncertainty concerning third-party reimbursement for the use of any drug product incorporating new technology. We cannot assure you that third-party reimbursement will be available for our product candidates utilizing new technology, or that any reimbursement authorization, if obtained, will be adequate.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     We filed current reports on Form 8-K on May 3, 2002 and August 12, 2002, reporting information under Item 5. Other Events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DOV Pharmaceutical, Inc.
Date:  August 14, 2002
                                       By:
                                           /s/ ARNOLD S. LIPPA
                                           -------------------------------------
                                           Name:  Arnold S. Lippa
                                           Title: Chief Executive Officer
                                                  and Secretary

                                       DOV Pharmaceutical, Inc.


                                       By:
                                           /s/ BARBARA G. DUNCAN
                                           -------------------------------------
                                           Name:  Barbara G. Duncan
                                           Title: Vice President of Finance and
                                                  Chief Financial Officer


                                 CERTIFICATIONS

     The undersigned officer of DOV Pharmaceutical, Inc. (the "Company") hereby certifies that the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Date:  August 14, 2002                 By: /s/ ARNOLD S. LIPPA
                                           -------------------------------------
                                           Arnold S. Lippa
                                           Chief Executive Officer and Secretary


     The undersigned officer of DOV Pharmaceutical, Inc. (the "Company") hereby certifies that the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of
Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Date:  August 14, 2002                 By: /s/ BARBARA G. DUNCAN
                                           -------------------------------------
                                           Barbara G. Duncan
                                           Vice President of Finance and Chief
                                           Financial Officer