Form 10-Q
period 2002-09-30
DOV PHARMACEUTICAL INC
filed 2002-11-14
CIK 1066833

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
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

Yes ☒    No ☐

        On November 14, 2002, there were outstanding 14,414,038 shares of our common stock, par value $0.0001 per share, and 354,643 shares of series B nonvoting preferred stock, par value $1.00 per share, which shares are convertible at any time upon the vote of the holders of 75% or more of such shares outstanding into 574,521 shares of our common stock.

DOV PHARMACEUTICAL, INC.
Form 10-Q
For the Quarter Ended September 30, 2002
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

        You should refer to the "Part II—Other Information" section of this report under the subheading "Item 5. Other Information—Risk Factors and Factors Affecting Forward-Looking Statements" for a detailed discussion of some of the factors that may cause our actual results to differ materially from our forward-looking statements. You should also refer to the risks discussed in our other filings with the Securities and Exchange Commission, including those contained in our final prospectus dated April 24, 2002. We qualify all our forward-looking statements by these cautionary statements. There may also be other factors that may materially affect our forward-looking statements and our future results. As a result of the foregoing, readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation and do not intend to update any forward-looking statement.

PART I—FINANCIAL INFORMATION

ITEM I. Financial Statements

DOV PHARMACEUTICAL, INC.
BALANCE SHEETS

	December 31, 2001	September 30, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,573,707	$52,610,861
Certificate of deposit—restricted collateral	78,627	80,283
Accounts receivable	156,000	24,464
Marketable securities	—	9,865,569
Investments	2,380,583	1,842,724
Receivable from DOV Bermuda	1,330,821	4,549,496
Prepaid expenses and other current assets	85,029	640,178

Total current assets	17,604,767	69,613,575
Property and equipment, net	242,377	343,630
Deferred charges, net	232,885	64,082

Total assets	$18,080,029	$70,021,287

Liabilities, Redeemable Preferred Stock and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$360,895	$606,315
Accrued expenses	1,410,223	1,263,606
Deferred revenue—current	2,500,000	1,979,167
Accumulated loss in excess of investment in DOV Bermuda	1,502,903	4,071,845

Total current liabilities	5,774,021	7,920,933

Deferred revenue—noncurrent	2,708,333	1,484,375
Convertible exchangeable promissory note	9,807,704	10,328,615
Convertible promissory note	2,987,971	3,215,675
Commitments and contingencies
Redeemable preferred stock—series C, $1.00 par value, 1,750,000 shares authorized, 1,750,000 issued and outstanding at December 31, 2001 and none issued and outstanding at September 30, 2002; liquidation preference at December 31, 2001 $7,070,000	6,021,570	—
Redeemable preferred stock—series D, $1.00 par value, 1,400,000 shares authorized, 1,040,000 issued and outstanding at December 31, 2001 and none issued and outstanding at September 30, 2002; liquidation preference at December 31, 2001 $10,400,000	8,816,589	—
Stockholders' (deficit) equity:
Preferred stock—series B, $1.00 par value, 354,643 shares authorized, 354,643 shares issued and outstanding at December 31, 2001 and September 30, 2002	354,643	354,643
Common stock, $.0001 par value, 30,000,000 shares authorized, 4,894,238 issued and outstanding at December 31, 2001 and 14,414,038 issued and outstanding at September 30, 2002	489	1,441
Additional paid-in capital	6,261,271	81,268,562
Accumulated other comprehensive loss	—	(26,310)
Accumulated deficit	(23,844,663)	(34,115,462)
Unearned compensation	(807,899)	(411,185)

Total stockholders' (deficit) equity	(18,036,159)	47,071,689

Total liabilities, redeemable preferred stock and stockholders' (deficit) equity	$18,080,029	$70,021,287

The accompanying notes are an integral part of these financial statements.

DOV PHARMACEUTICAL, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
Revenue	$714,147	$503,899	$1,755,814	$1,847,553
Operating expenses:
General and administrative expense	335,882	807,581	1,612,252	2,793,466
Research and development expense	1,369,704	2,628,143	3,738,967	7,229,931

Loss from operations	(991,439)	(2,931,825)	(3,595,405)	(8,175,844)
Loss in investment in DOV Bermuda	(285,334)	(150,533)	(1,009,299)	(659,188)
Interest income	84,017	319,250	277,865	600,222
Interest expense	(381,769)	(263,162)	(870,667)	(1,647,960)
Other income (expense), net	—	421,943	—	(388,029)

Net loss	(1,574,525)	(2,604,327)	(5,197,506)	(10,270,799)
Deemed dividend on issuance of series D preferred	(92,000)	—	(92,000)	—

Net loss attributable to common stockholders	$(1,666,525)	$(2,604,327)	$(5,289,506)	$(10,270,799)

Basic and diluted net loss per share	$(0.34)	$(0.18)	$(1.08)	$(0.98)

Weighted average shares used in computing basic and diluted net loss per share	4,894,238	14,414,038	4,894,104	10,438,737

The accompanying notes are an integral part of these financial statements.

DOV PHARMACEUTICAL, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2001	2002
	(Unaudited)
Cash flows from operating activities
Net loss	$(5,197,506)	$(10,270,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss in investment in DOV Bermuda	1,009,299	659,188
Net depreciation in investments	—	349,608
Noncash interest expense	868,909	1,647,284
Depreciation	70,840	68,565
Amortization of deferred charges	20,812	18,803
Noncash compensation charges	148,060	594,721
Warrants, options and common stock issued for services	158,582	96,266
Changes in operating assets and liabilities:
Receivable from DOV Bermuda (Elan Portion)	(286,778)	(640,516)
Accounts receivable	(94,147)	131,536
Prepaid expenses and other current assets	4,965	(555,150)
Accounts payable	222,510	246,354
Accrued expenses	(335,006)	191,634
Deferred revenue	5,833,333	(1,744,791)

Net cash provided by (used in) operating activities	2,423,873	(9,207,297)

Cash flows from investing activities
Investments in DOV Bermuda, net of cash received	(737,206)	(668,405)
Purchases of marketable securities	—	(9,891,878)
Purchases of property and equipment	(61,786)	(169,818)
Purchases of certificates of deposit	(3,155)	(1,656)

Net cash used in investing activities	(802,147)	(10,731,757)

Cash flows from financing activities
Net proceeds from issuance of stock	7,922,283	58,977,142
Repayment of notes payable	(934)	(934)
Proceeds from options exercised	31,250	—

Net cash provided by (used in) financing activities	7,952,599	58,976,208

Net increase in cash and cash equivalents	9,574,325	39,037,154
Cash and cash equivalents, beginning of period	4,262,926	13,573,707

Cash and cash equivalents, end of period	$13,837,251	$52,610,861

The accompanying notes are an integral part of these financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    The Company

Organization

        DOV Pharmaceutical, Inc. (the "Company") was incorporated in May 1995 under the laws of the State of New Jersey and reincorporated in Delaware in November 2000.

        The Company is a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system, cardiovascular and urological disorders. The Company has five product candidates in clinical trials targeting insomnia, anxiety disorders, pain, depression and angina and hypertension. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the United States but it also conducts clinical studies in Europe.

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

        The Company and Elan Corporation, plc ("Elan") entered into a transaction to form DOV (Bermuda), Ltd. f/k/a DOV Newco, Ltd. a Bermuda exempted limited company ("DOV Bermuda"). While the Company owns 80.1% of the outstanding capital stock of DOV Bermuda and Elan owns 19.9%, through its wholly-owned subsidiary Elan Pharmaceuticals Investments II, Ltd., Elan has retained significant minority rights that are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16 "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." Accordingly, the Company does not consolidate the financial statements of DOV Bermuda, but instead accounts for its investment in DOV Bermuda under the equity method of accounting.

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

Deferred Charges

        Deferred charges are issuance costs for the convertible exchangeable promissory note and the convertible promissory note and are being amortized over the six-year term of the instruments, ending in January 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
Antidilutive securities not included in basic and diluted net loss per share calculation:
Convertible preferred stock	4,899,922	574,521	4,899,922	574,521
Convertible exchangeable promissory note	2,423,199	2,595,129	2,423,199	2,595,129
Convertible promissory note	854,890	943,013	854,890	943,013
Options	2,271,240	2,961,180	2,271,240	2,961,180
Warrants	545,480	551,312	545,480	551,312

	10,994,731	7,625,155	10,994,731	7,625,155

Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
Net loss	$1,574,525	$2,604,327	$5,197,506	$10,270,799
Net unrealized losses on marketable securities	—	26,310	—	26,310

Comprehensive loss	$1,574,525	$2,630,637	$5,197,506	$10,297,109

Concentration of Credit Risk

        Cash and cash equivalents are invested in deposits with significant financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $12.0 million of the Company's cash balance was uncollateralized at September 30, 2002.

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

        SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This Statement nullifies Emerging Issues Task Force (EITF) 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in an Restructuring)which permitted recognition of a liability for an exit cost a the date of an entity's commitment to an exit plan. The Statement is effective as of January 1, 2003. If the Company is to record restructuring charges subsequent to January 1, 2003, such charges will be recorded in accordance with SFAS No. 146.

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

        The following represents a detail of amounts included in research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
Payroll related and associated overhead	$761,116	$1,273,911	$2,189,318	$3,254,851
Clinical and preclinical trial costs	537,505	1,315,268	1,371,410	3,853,800
Professional fees	71,083	38,964	178,239	121,280

Total research and development expense.	$1,369,704	$2,628,143	$3,738,967	$7,229,931

Research and development attributable to DOV Bermuda	$811,933	$1,379,807	$2,237,630	$4,662,840
Other research and development	557,771	1,248,336	1,501,337	2,567,091

Total research and development expense	$1,369,704	$2,628,143	$3,738,967	$7,229,931

4. DOV Bermuda

        The unaudited summarized results of operations of DOV Bermuda for the third quarter and the nine months ended September 30, 2002, and the respective periods in 2001, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
Research and development expense	$1,363,989	$2,187,083	$4,037,587	$7,235,617

Operating loss	$1,370,415	$2,194,237	$4,054,443	$7,253,456

Net loss	$1,369,871	$2,194,237	$4,053,594	$7,253,433

        The following represents a reconciliation of the total loss of DOV Bermuda included in the Company's statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
DOV Pharmaceutical, Inc.'s 80.1% portion of DOV Bermuda losses	$1,097,267	$1,757,585	$3,246,929	$5,809,999
Elimination of Intercompany profits	—	227,245	—	487,971

Total loss in DOV Bermuda recorded by DOV Pharmaceutical, Inc.	$1,097,267	$1,530,340	$3,246,929	$5,322,028

Loss in investment in DOV Bermuda	$285,334	$150,533	$1,009,299	$659,188
Research and development expense	811,933	1,379,807	2,237,630	4,662,840

Total loss in DOV Bermuda recorded by DOV Pharmaceutical, Inc.	$1,097,267	$1,530,340	$3,246,929	$5,322,028

5. Marketable Securities

        At September 30, 2002, the Company held securities, classified as available-for-sale, with a market value of $9.9 million. These securities consist primarily of corporate debt securities and government and federal agency bonds. The Company also had short-term investments in municipal bonds, money market, negotiable certificates of deposits, and auction rate paper, with maturity dates of three months or less when purchased, as a component of cash and cash equivalents, of $30.2 million. The Company's primary interest rate exposure results from changes in short-term interest rates. The Company does not purchase financial instruments for trading or speculative purposes.

6. Stockholder Rights Plan

        On October 8, 2002, the Company implemented a Stockholder Rights Plan under which the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of DOV Pharmaceutical's common stock and 1.62 preferred stock purchase rights for each outstanding share of DOV Series B Preferred Stock to stockholders of record as of the close of business on October 9, 2002. Initially, these rights will not be exercisable and will trade with the shares of the Company's common stock and Series B Preferred Stock. Under the Stockholder Rights Plan, the rights generally will become exercisable if a person becomes an "acquiring person" by acquiring 15% or more of the common stock of the Company or if a person commences a tender offer that could result in that person owning 15% or more of the common stock of the Company. If a person becomes an "acquiring person," each holder of a right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of preferred stock that are equivalent to shares of the Company's common stock having a value of twice the exercise price of the right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the right.

7. Stock Split

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

8. Initial Public Offering

        On April 30, 2002, the Company completed an initial public offering of 5,000,000 shares of common stock at $13.00 per share, raising proceeds for the Company of approximately $59.0 million, net of underwriting discounts and offering expenses. Upon completion of the initial public offering, all outstanding shares of the Company's series C and series D redeemable convertible preferred stock automatically converted on a 1.62 for 1 basis into an aggregate of 4,519,800 shares of common stock.

9. Recent Litigation Developments

        From April 29, 2002, a number of class action lawsuits were filed naming as defendants the Company, certain of the Company's officers and directors and certain of the underwriters in the Company's April 25, 2002 initial public offering of 5,000,000 shares of its common stock. The lawsuits were filed in the United States District Court for the Southern District of New York and the United States District Court for the District of New Jersey. The complaints that have been served allege violations of Sections 11, 12 and 15 of the Securities Act of 1933 as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, based upon the Company's alleged failure to disclose the filing of a revised registration statement and prospectus for the Company's initial public offering reflecting changes to the 1999 financial statements of the Company's joint venture with Elan Corporation, plc, DOV (Bermuda), Ltd. These class actions were brought on behalf of purchasers of the Company's common stock in or traceable to the Company's initial public offering and sought money damages or rescission. On July 29, 2002, Judge Robert W. Sweet consolidated before him the lawsuits filed in the Southern District of New York and appointed lead plaintiffs and approved the selection of counsel for the lead plaintiffs. On August 16, 2002 Judge Sweet consolidated before him the lawsuits filed in the United States District Court for the District Court of New Jersey with the lawsuits filed in the Southern District. The deadline for the filing of a consolidated complaint has not yet expired. Defendants' time to respond has been extended pending the filing of a consolidated complaint. We believe that we have meritorious defenses to the claims alleged in the class actions and we intend to vigorously defend against the claims. However, litigation is inherently uncertain and we cannot give assurances as to the ultimate outcome or effect of these actions. If the plaintiffs in these actions were to prevail, such an outcome could have a material adverse effect on our financial condition, results of operations and liquidity.

        In connection with the securities class action lawsuits described above, the Company's providers of primary and excess liability insurance for directors and officers, D&O, have asserted that the policy binders they issued in connection with the Company's initial public offering are not effective because, among other reasons, the carriers claim that they never approved the documentation provided with policy application, including the Final Registration Statement, and the carriers claim that such approval is a prerequisite to their policy's effectiveness.

        The Company strongly disagrees with their positions, has advised the carriers that the Company intends to hold them to their original binder terms as the Company vigorously pursues resolution of these matters, and has initiated arbitration against the primary D&O carrier. The Company cannot provide any assurance that a satisfactory resolution of these matters will be achieved or that litigation will not ensue. Pending resolution, the Company will incur expenses, including attorneys' fees, in attempting to resolve the coverage disputes. These expenses may be significant and, as a result, may materially and adversely affect the Company's results of operations. In addition, the Company's inability to obtain coverage as provided in the Company's original binders could adversely affect the Company's financial condition, results of operations and liquidity, since expenses incurred in defending the class actions may not be reimbursable by the insurers and any losses in respect of the class action lawsuits may be borne solely by the Company. The Company has reached an agreement with the excess D&O carrier that for claims other than the securities class action lawsuits described above, the excess D&O policy will remain in place, effective for losses in excess of $10.3 million. If the arbitration award determines there is no primary D&O coverage, the Company will be responsible for losses, if any, up to $10.3 million, normally covered by such insurance for director and officer reimbursement. If the Company and its officers and directors are not covered by primary D&O insurance, the Company's ability to recruit and retain officers and directors may be adversely affected. The Company cannot assure you that replacement primary D&O coverage will be available or, if it is, will be available on financial terms comparable to those offered by the original primary carrier that has denied coverage. Further, if replacement coverage is secured, it will not cover previously-initiated class or related class actions arising out of the Company's initial public offering and may contain other exceptions and coverage restrictions not found in the primary carrier's original policy binder.

10. Contingencies

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

        The Company's license agreement with Biovail gives Biovail the exclusive right to enforce the DOV diltiazem patent against others, including the exclusive right to sue others for past, present and future infringements of the DOV diltiazem patent. The Company is contractually obligated under certain circumstances to reimburse Biovail for legal fees and disbursements incurred in connection with such patent enforcement, up to a maximum of $1.5 million. On July 10, 2002, Biovail, citing this contractual provision, asserted that the Company is responsible for the reimbursement of aggregate legal expenses of approximately $1.3 million that Biovail allegedly incurred to enforce the DOV diltiazem patent against Andrx. The Company believes that it is not obligated to reimburse Biovail for these expenses. Among other reasons, the Company believes that Biovail's actions in listing the DOV diltiazem patent in the Orange Book were taken in major part to secure a stay of FDA approval of Andrx's generic drug, rather than to enforce the DOV diltiazem patent. Further, Biovail's litigation with Andrx involved many issues, including violation of antitrust laws, unrelated to the DOV diltiazem patent or its validity. As noted above, Biovail withdrew its Orange Book listing, Andrx and Biovail filed a stipulation of dismissal of the patent infringement action against Andrx with respect to the DOV diltiazem patent and, as noted below, the FTC announced a complaint against Biovail founded on the alleged illegality of the Orange Book filing. The Company responded to Biovail's July claim, rejecting it on both procedural and substantive grounds. The Company also responded to Biovail's subsequent assertion that failure to pay its legal fees will constitute a material breach of the license agreement entitling Biovail to legal remedies including rescission. The Company believes that any such dispute is subject to mandatory arbitration and that the sole remedy for any award of legal fees is an offset against royalties, if any. The Company has also submitted its own contractual claim for legal fees and disbursements of $422,677 against Biovail resulting from license agreement misrepresentations and the Orange Book filing. Nonetheless, the Company may be responsible for a portion of Biovail's legal expenses with regard to litigating Biovail's claim that Andrx's generic drug infringes the DOV diltiazem patent and may fail to recover the Company's legal expenses. As of September 30, 2002, no provision for the reimbursement of these costs is included in the Company's financial statements.

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

        On April 23, 2002, the FTC announced a complaint against Biovail and a proposed consent order with Biovail to settle the antitrust investigation. The proposed consent order requires Biovail to return to the Company the exclusive license to manufacture and sell any extended release formulation of diltiazem using the DOV diltiazem patent in the Tiazac field, defined as a drug product approved by the FDA for sale pursuant to NDA 20-401, or that is described in any ANDA for which approval is sought by referencing NDA 20-401. On July 18, 2002, the license agreement was amended to return to the Company, without payment, all license rights, exclusive and non-exclusive, to practice the diltiazem patent in the Tiazac field. The amendment has the effect of precluding Biovail from using the DOV diltiazem patent in the Tiazac field, while, at the same time, maintaining the agreement between the Company and Biovail to develop, manufacture and market a new drug approved for sale under an NDA other than Biovail's existing NDA 20-401. The Company believes this amendment fully reflects the intention of the parties to the license agreement. The effect of this change in the license agreement means that the Company is entitled, but not required, to grant an exclusive or a non-exclusive license to other persons for the manufacture and sale of an extended release formulation of diltiazem that is described in any ANDA for which approval is sought by referencing Biovail's NDA 20-401. The Company continues to have the right to receive royalties from any licensee who manufactures and sells an extended release formulation of diltiazem using the DOV diltiazem patent. The FTC has approved the license agreement amendment, and the proposed consent order between the FTC and Biovail has been declared final.

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

        On July 31, 2002, Elan Corporation, plc, the Company's partner in the DOV Bermuda joint venture, announced a recovery plan that includes the divestiture of businesses, assets and products that are no longer core to Elan. If Elan should determine that it no longer wishes to fund the joint venture, the Company intends to assess its options, including self-funding of Elan's portion of the joint venture or entering into substitute collaborative arrangements. Whatever the outcome of the foregoing, the Company is committed to pursuing the development of these product candidates on the present schedule.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        You should read the following discussion of our results of operations and financial condition together with our unaudited financial statements and related notes contained elsewhere in this report. References to "we," "us," and"our" refer to DOV Pharmaceutical, Inc.

Overview

        We are focused on the discovery, in-licensing, development and commercialization of novel drug candidates for the treatment of central nervous system, cardiovascular and urological disorders. In 1998, we licensed four of our product candidates from Wyeth-Ayerst: indiplon, for the treatment of insomnia, bicifadine, for the treatment of pain, ocinaplon, for the treatment of anxiety, and DOV 216,303, for the treatment of depression. We sublicensed indiplon to Neurocrine in 1998 in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. We are developing bicifadine and ocinaplon through DOV (Bermuda), Ltd., or DOV Bermuda, our joint venture with Elan. DOV diltiazem is being developed through our collaboration with Biovail, which we entered into in January 2001.

        Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of September 30, 2002, we had an accumulated deficit of $34.1 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

        We have a limited history of operations and anticipate that our quarterly results of operations will fluctuate for several reasons, including the timing and extent of our research and development efforts, the timing and extent of our adding new employees and infrastructure, the timing of milestone, license fee and royalty payments and the timing and outcome of regulatory approvals.

        Our revenue has consisted primarily of license fees and milestone payments from our collaborative partners and licensees. We record revenue on an accrual basis when amounts are considered collectible. Revenues received in advance of performance obligations, or in cases where we have a continuing obligation to perform services, are deferred and amortized over the performance period, which we estimate to be the development period. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. License and milestone revenue are typically not consistent or recurring in nature. Our revenue has fluctuated from year-to-year and quarter-to-quarter and this will likely continue.

        Our operating expenses consist primarily of royalty expense, costs associated with research and development and general and administrative costs associated with our operations. Royalty expense consists of milestone payments accrued under our license agreement with Wyeth-Ayerst. Research and development expense consists primarily of compensation and other related costs of our personnel dedicated to research and development activities, as well as outside professional fees related to clinical trials and preclinical studies. Research and development expense also includes our expenses related to development activities of DOV Bermuda. General and administrative expense consists primarily of the costs of our senior management, finance and administrative staff, business insurance and professional fees. Expansion of our operations and costs associated with being a public reporting entity will increase our general and administrative expense.

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

Results of Operations

Three Months Ended September 30, 2002 and 2001

        Revenue.    Our revenue was $504,000 for the third quarter 2002, as compared to $714,000 for the comparable period last year. In each of the third quarters of 2002 and 2001, our revenue was comprised primarily of $495,000and $625,000, respectively, in amortization of the $7.5 million fee we received on signing of the license, research and development agreement for our collaboration with Biovail in January 2001. The upfront payment has been deferred and is being amortized to revenue when earned over the estimated research and development period. During 2001 this period was estimated to be 36 months. As of July 1, 2002, we have revised this estimate to be approximately 41 months and, accordingly, the amortization of the remaining balance beginning July 1, 2002 reflects this revised time period. This adjustment to the estimate for the development period was made as a result of unexpected results obtained in a Phase I pharmacokinetic study in which we discovered that a high fat meal, proximate to dosing, retarded the bioavailability of the immediate release component of the diltiazem formulation under development. Together with Biovail, we have made the decision to conduct an additional Phase I pharmacokinetic study in order to evaluate strategies to overcome this food effect. This additional study has delayed the initiation of the Phase III clinical trial by several months and thereby extended our total development timeline.

        Research and Development Expense.    Research and development expense increased $1.3 million to $2.6 million for the third quarter 2002 from $1.4 million for the comparable period in 2001. Approximately $429,000 of the increase in research and development expense was attributable to increased costs associated with the Phase II clinical trials and toxicology studies for ocinaplon and bicifadine and $349,000 was primarily attributable to increased costs for clinical trials and toxicology studies for our other compounds. Approximately $555,000 of the increase related to increased bonuses of $100,000, increased costs associated with additional personnel of $76,000 and severance for two employees of $312,000.

        General and Administrative Expense.    General and administrative expense increased $472,000 to $808,000 in the third quarter 2002 from $336,000 for the comparable period in 2001. The increase was primarily attributable to increased payroll costs of $169,000, increased office and related expenses of $164,000 and increased professional fees of $138,000. The increase in payroll costs was primarily attributable to increased non-cash compensation expense of $104,000, and increased salaries and bonuses of $39,000 as we expanded our operations. The increase in office and related expenses was primarily related to an increase in directors and officers' liability insurance premiums of $116,000. The increase in professional fees is primarily related to increased legal expenses related to our dispute with our directors and officers' liability carriers of $97,000, and an increase in accounting related expenses of $43,000 offset by a decrease in non-cash compensation to outside consultants of $33,000.

        Loss in Investment in DOV Bermuda.    Loss in investment in DOV Bermuda decreased $135,000 to $150,000 in the third quarter 2002 from $285,000 in the comparable period in 2001. The decrease resulted primarily from decreased costs associated with the formulation development work for ocinaplon and bicifadine performed by Elan.

        Interest Income.    Interest income increased $235,000 to $319,000 in the third quarter 2002 from $84,000 in the comparable period in 2001. The increase was due to higher balances of cash and cash equivalents in the third quarter 2002 resulting from the $59.0 million of net proceeds received from our initial public offering, offset by lower average interest rate yields in the third quarter of 2002.

        Interest Expense.    Interest expense decreased $119,000 to $263,000 in the third quarter 2002 from $382,000 in the comparable period in 2001 primarily attributable to our convertible exchangeable promissory note and convertible line of credit with Elan in the third quarter of 2002, and $382,000 in the comparable period in 2001. This decrease was due to the impact of higher outstanding balances on the convertible exchangeable promissory note and the convertible line of credit offset with a decrease in the additional interest discussed below. Both the Elan convertible exchangeable promissory note and convertible line of credit contain interest that will, at Elan's option, be paid either in cash or our common stock. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued on the notes. This feature resulted in additional interest expense of $7,000 for the third quarter of 2002, a decrease of $142,000 from the third quarter of 2001, due primarily to the decrease in the fair value of our common stock. To the extent the value of our common stock is at or above $3.98 per share with respect to the convertible exchangeable promissory note or $3.41 per share with respect to the convertible line of credit, we will continue to incur additional interest expense each time interest is accrued on the particular note.

        Other Income (Expense), net.    We had $422,000 of other income, net in the third quarter of 2002. We did not record any other income, net in the comparable period in 2001. In the third quarter 2002, other income, net consisted primarily of an increase of $683,000 in value of the warrants to acquire Neurocrine common stock, which we earned in 2001 upon the achievement of a certain milestone, offset by the increase in our liability to Wyeth-Ayerst of $239,000 associated with the warrants. This resulted in an overall net income of $444,000 associated with these warrants.

Nine Months Ended September 30, 2002 and 2001

        Revenue.    Revenue increased $92,000 to $1.8 million for the nine months ended September 30, 2002 from $1.7 million for the comparable period in 2001. The increase was primarily attributable to an additional month of amortization of the $7.5 million fee we received upon signing the license, research and development agreement for our collaboration with Biovail in January 2001 of $78,000, net of the impact of reduced amortization of the fee referred to below. The upfront payment has been deferred and is being amortized to revenue when earned over the estimated research and development period. During 2001 this period was estimated to be 36 months. As of July 1, 2002, we have revised this estimate to be approximately 41 months and, accordingly, the amortization of the remaining balance as of June 30, 2002 reflects this revised time period. This adjustment to the estimate for the development period was made as a result of unexpected results obtained in a recent Phase I pharmacokinetic study in which we discovered that a high fat meal, proximate to dosing, retarded the bioavailability of the immediate release component of the diltiazem formulation under development. Together with Biovail, we have made the decision to conduct an additional Phase I pharmacokinetic study in order to evaluate strategies to overcome this food effect. This additional study has delayed the initiation of the Phase III clinical trial by several months and thereby extended our total development timeline.

        Research and Development Expense.    Research and development expense increased $3.5 million to $7.2 million for the nine months ended September 30, 2002 from $3.7 million for the comparable period in 2001. Approximately $2.0 million of the increase in research and development expense was attributable to increased costs associated with the Phase II clinical trials and initiation of toxicology studies for ocinaplon and bicifadine. Approximately $445,000of the increase was primarily attributable to net increased costs related to clinical trials and toxicology studies for two of our other compounds. The remaining increase of $1.0 million was primarily attributable to additional personnel of $533,000 and severance for two employees of $312,000, offset by a net decrease in professional fees of $57,000 and bonuses of $24,000.

        General and Administrative Expense.    General and administrative expense increased $1.2 million to $2.8 million in the nine months ended September 30, 2002 from $1.6 million for the comparable period in 2001. The increase was primarily attributable to increased payroll costs associated with our personnel of $784,000, increased office and related expenses of $316,000 and increased professional fees of $73,000. The increase in payroll costs was primarily attributable to increased bonuses to our employees of $228,000, increased non-cash compensation expense of $307,000, and increased salaries of $178,000 as we expanded our operations. The increase in office and related expenses was primarily related to an increase in directors and officers' insurance of $194,000 and an increase in advertising expenses of $61,000.

        Loss in Investment in DOV Bermuda.    Loss in investment in DOV Bermuda decreased $350,000 to $659,000 in the nine months ended September 30, 2002 from $1.0 million in the comparable period in 2001. The decrease resulted primarily from decreased costs associated with the formulation development work for ocinaplon and bicifadine performed by Elan.

        Interest Income.    Interest income increased $322,000 to $600,000 in the nine months ended September 30, 2002 from $278,000 in the comparable period in 2001. The increase was due to higher balances of cash and cash equivalents in the nine months ended September 30, 2002 resulting from the $59.0 million of net proceeds received from our initial public offering, offset by lower average interest rate yields in the nine months ended September 30, 2002.

        Interest Expense.    Interest expense increased $777,000 to $1.6 million in the nine months ended September 30, 2002 from $871,000 in the comparable period in 2001, virtually all related to interest expense on our convertible exchangeable promissory note and convertible line of credit with Elan. This increase was primarily due to higher outstanding balances on the convertible exchangeable promissory note and the convertible line of credit and an increase in the additional interest discussed below. Both the Elan convertible exchangeable promissory note and convertible line of credit contain interest that will be paid, at Elan's option, either in cash or our common stock. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued on the notes. This feature resulted in interest expense of $899,000 for the nine months ended September 30, 2002, an increase of $722,000 from the comparable period of 2001, due primarily to the increase in the fair value of our common stock. To the extent the value of our common stock is at or above $3.98 per share with respect to the convertible exchangeable promissory note or $3.41 per share with respect to the convertible line of credit, we will continue to incur additional interest expense each time interest is accrued on the particular note.

        Other Expense, net.    We had $388,000 of other expense, net in the nine months ended September 30, 2002. We did not record any other expense, net in the comparable period in 2001. In the nine months ended September 2002, other expense, net consisted primarily of a decrease of $538,000 in value of the warrants to acquire Neurocrine common stock, which we earned in 2001 upon the achievement of a certain milestone, offset by the decrease in our liability to Wyeth-Ayerst of $189,000 associated with the warrants. This resulted in an overall net expense of $350,000 associated with these warrants.

Liquidity and Capital Resources

        At September 30, 2002, our cash and cash equivalents and marketable securities totaled $62.5 million compared with $13.6 million at December 31, 2001. The increase in cash balances at September 30, 2002 resulted primarily from the completion of our initial public offering of 5,000,000 shares of common stock at $13.00 per share, raising net proceeds of $59.0 million, net of underwriting discounts and estimated offering expenses, offset by funding of our operations during the nine months ended September 30, 2002. At September 30, 2002, we had working capital of $61.7 million.

        Net cash used in operations during the nine months ended September 30, 2002 amounted to $9.2 million, as compared with cash provided by operations of $2.4 million in the comparable period in

2001. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of personnel. Cash used in operations during the nine months ended September 30, 2001 was offset by the receipt of the $7.5 million license fee from Biovail, net of amortization. Non-cash expenses related to stock-based compensation, interest expense and depreciation and amortization expenses were $2.4 million in the nine months ended September 30, 2002 and $1.3 million in the comparable period in 2001. Non-cash depreciation in the value of investments was $350,000, net in the nine months ended September 30, 2002.

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

        In addition to the foregoing, our future capital uses and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates. Our licensees and collaborative partners, Elan, Biovail and Neurocrine, may encounter conflicts of interest, changes in business strategy or other business issues, or they may acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance. On July 31, 2002, Elan Corporation, plc, our partner in the DOV Bermuda joint venture, announced a recovery plan that includes the divestiture of businesses, assets and products that are no longer core to Elan. If Elan should determine that it no longer wishes to fund the joint venture, we intend to assess our options, including self-funding of Elan's portion of the joint venture or entering into substitute collaborative arrangements. Whatever the outcome of the foregoing, we are committed to pursuing the development of these product candidates on the present schedule.

        To meet future capital requirements, we may attempt to raise additional funds through equity or debt financings, collaborative agreements with corporate partners or from other sources. If adequate funds are not available, we may be required to curtail or delay significantly one or more of our product development programs. In addition, future milestone payments under some of our collaborative or license agreements are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaborative or license agreement. Milestone performance criteria are specific to each agreement and based upon future performance. Therefore, we are subject to significant variation in the timing and amount of our revenues, milestone expenses and results of operations from period to period.

        In connection with the securities class action lawsuits described under Part II, Item 1 of this report, our providers of primary and excess liability insurance for directors and officers, D&O, have asserted that the policy binders they issued in connection with our initial public offering are not effective. We strongly disagree with their positions, have advised the carriers that we intend to hold them to their original binder terms as we vigorously pursue resolution of these matters, and have initiated arbitration against the primary D&O carrier. We cannot provide any assurance that a satisfactory resolution of these matters will be achieved or that litigation will not ensue. Pending resolution, we will incur expenses, including attorneys' fees in attempting to resolve the coverage disputes. These expenses may be significant and, as a result, may materially and adversely affect our results of operations. In addition, our inability to obtain primary coverage as provided in our original binder could adversely affect our financial condition, results of operations and liquidity, since expenses incurred in defending the class actions may not be reimbursable by the insurers and any losses in respect of the class action lawsuits may be borne solely by us. We have reached an agreement with the excess D&O carrier that for claims other than the securities class action lawsuits described above, the excess D&O policy will remain in place, effective for losses in excess of $10.3 million. If the arbitration award determines there is no primary D&O coverage, we will be responsible for losses, if any, up to $10.3 million, normally covered by such insurance for director and officer reimbursement. We cannot assure you that replacement primary D&O coverage will be available or, if it is, will be available on financial terms comparable to those offered by the original carrier that has denied coverage. Further, if replacement coverage is secured, it will not cover previously-initiated class or related class actions arising out of our initial public offering and may contain other exceptions and coverage restrictions not found in the primary carrier's original policy binder.

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

        The investment balance of $1.8 million at September 30, 2002 includes warrants we received from Neurocrine under our sublicense agreement. We have a corresponding accrued royalty of $645,000 included in accrued expenses related to the portion of the Neurocrine warrants we must remit to Wyeth-Ayerst under our license agreement. As the warrants represent a derivative financial instrument under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," both the asset and the liability to Wyeth-Ayerst are reflected in our financial statements at fair value and we record an adjustment to those fair values at the end of each reporting period with the corresponding gain or loss reflected in other income or other expense. Included in other expense, net for the nine months ended September 30, 2002, was $350,000 for the net result of the decrease in the value of the warrants offset by the decrease in the liability. We calculated these values using a Black-Scholes methodology. The fair value of the warrants will fluctuate based on many factors including but not limited to overall stock market conditions, the fair value of Neurocrine's common stock, the volatility in Neurocrine's common stock and length of time left on our warrants, currently four and one-half years. The majority of the value in the asset at September 30, 2002, relates to the term of the warrants and the fact that Neurocrine's common stock is volatile. As long as we continue to own these warrants, we expect these factors and the corresponding value of the asset and liability to continue to fluctuate perhaps significantly from quarter-to-quarter and from year-to-year. As of November 4, 2002, the fair market value of these warrants was $2.0 million, an increase of $202,000 from September 30, 2002, due primarily to an increase in the market value of Neurocrine's common stock. This is partially offset by a corresponding increase in the liability to Wyeth-Ayerst of $71,000.

ITEM 4. Controls and Procedures

        As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosure.

PART II—OTHER INFORMATION

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

        On April 23, 2002, the FTC announced a complaint against Biovail and a proposed consent order with Biovail to settle the antitrust investigation. The proposed consent order requires Biovail to return to us the exclusive license to manufacture and sell any extended release formulation of diltiazem using the DOV diltiazem patent in the Tiazac field, defined as a drug product approved by the FDA for sale pursuant to NDA 20-401, or that is described in any ANDA for which approval is sought by referencing NDA 20-401. On July 18, 2002, the license agreement was amended to return to us, without payment, all license rights, exclusive and non-exclusive, to practice our diltiazem patent in the Tiazac field. The amendment has the effect of precluding Biovail from using the DOV diltiazem patent in the Tiazac field, while, at the same time, maintaining the agreement between us and Biovail to develop, manufacture and market a new drug approved for sale under an NDA other than Biovail's existing NDA 20-401. We believe this amendment fully reflects the intention of the parties to the license agreement. The effect of this change in the license agreement means that we are entitled, but not required, to grant an exclusive or a non-exclusive license to other persons for the manufacture and sale of an extended release formulation of diltiazem that is described in any ANDA for which approval is sought by referencing Biovail's NDA 20-401. We continue to have the right to receive royalties from any licensee who manufactures and sells an extended release formulation of diltiazem using the DOV diltiazem patent. The FTC has approved the license agreement amendment, and the proposed consent order between the FTC and Biovail has been declared final.

Securities Class Action Lawsuits

        From April 29, 2002, a number of class action lawsuits were filed naming us as defendants, certain of our officers and directors and certain of the underwriters in our April 25, 2002 initial public offering of 5,000,000 shares of our common stock. The lawsuits were filed in the United States District Court for the Southern District of New York and the United States District Court for the District of New Jersey. The complaints that have been served allege violations of Sections 11, 12 and 15 of the Securities Act of 1933 as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, based upon our alleged failure to disclose the filing of a revised registration statement and prospectus for our initial public offering reflecting changes to the 1999 financial statements of our joint venture with Elan Corporation, plc, DOV (Bermuda), Ltd. These class actions were brought on behalf of purchasers of our common stock in or traceable to our initial public offering and seek money damages or rescission. On July 29, 2002, Judge Robert W. Sweet consolidated before him the lawsuits filed in the Southern District of New York and appointed lead plaintiffs and approved the selection of counsel for the lead plaintiffs. On August 16, 2002, Judge Sweet consolidated before him the lawsuits filed in the United States District Court for the District Court of New Jersey with the lawsuits filed in the Southern District. The deadline for the filing of a consolidated complaint has not yet expired. Defendants' time to respond has been extended pending the filing of a consolidated complaint. We believe that we have meritorious defenses to the claims alleged in the class actions and we intend to vigorously defend against the claims. However, litigation is inherently uncertain and we cannot give assurances as to the ultimate outcome or effect of these actions. If the plaintiffs in these actions were to prevail, such an outcome could have a material adverse effect on our financial condition, results of operations and liquidity.

ITEM 2. Changes in Securities and Use of Proceeds

Use of Proceeds from Registered Securities

1)
The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was April, 24, 2002, and the Commission file number assigned to the registration statement is 333-81484.

4)
(v) From April 24, 2002 to the date hereof, a reasonable estimate of the amount of expenses incurred by us in connection with the issuance and distribution of the securities in the offering is $6,000,000, which consists of direct payments of (i) $1,300,000 in legal, accounting and printing fees; (ii) $4,550,000 in underwriters discount, fees and commissions; and (iii) $150,000 in miscellaneous expenses. No payments for such expenses were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, except for $14,500 in reimbursement of initial public offering related legal expenses of shareholder Biotechnology Value Fund, L.P., which together with affiliates, owns 14.22% of our outstanding equity securities or (iii) any of our affiliates.

  (vi)
  Our net offering proceeds after deducting our total estimated expenses were $59,000,000.

  (vii)
  As of November 13, 2002, we have invested the net offering proceeds primarily in cash and cash equivalents, short-term money market accounts, and investment-grade securities. No payments out of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

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

        Since our inception in April 1995 through September 30, 2002, we have incurred significant operating losses and, as of September 30, 2002, we had an accumulated deficit of $34.1 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

We rely entirely on the efforts of Neurocrine for the development, design and implementation of clinical trials, regulatory approval and commercialization of our insomnia compound, indiplon.

        In 1998, we sublicensed indiplon to Neurocrine without retaining any material rights other than the right to receive milestone payments and royalties on product sales, if any. The clinical development, design and implementation of clinical trials, the preparation of filings for FDA approval and, if approved, the subsequent commercialization of indiplon, and all other matters relating to indiplon, are entirely within the control of Neurocrine. We will have no control over this process and, as a result, our ability to receive any revenue from indiplon is entirely dependent on the success of Neurocrine's efforts. Neurocrine may fail or otherwise decide not to devote the resources necessary to successfully develop and commercialize indiplon, which would impair our ability to receive milestone or royalty payments, if any, in respect of indiplon.

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

        Related to the Andrx/Biovail litigation, the Federal Trade Commission, or FTC, commenced an investigation to determine whether Biovail or any other person is engaging in unfair methods of competition. The FTC purported to focus primarily on the legality of Biovail's listing of the DOV diltiazem patent with the FDA. In connection with this investigation, the FTC requested that we provide information regarding our license with Biovail. On April 23, 2002, the FTC announced a complaint against Biovail and a proposed consent order with Biovail to settle the antitrust investigation. The proposed consent order requires Biovail to return to us the exclusive license to manufacture and sell any extended release formulation of diltiazem in the Tiazac field, defined as a drug product that has been approved by the FDA for sale pursuant to NDA 20-401 or that is described in any ANDA for which approval is sought by referencing NDA 20-401. We are not a party to the proposed consent order. On July 18, 2002, the license agreement with Biovail was amended to return to us, without payment, all license rights, exclusive and non-exclusive, to practice the diltiazem patent in the Tiazac field. The effect of this change in the license agreement means that we are entitled, but not required, to grant a non-exclusive license to other persons for the manufacture and sale of an extended release formulation of diltiazem that is described in any ANDA for which approval is sought by referencing Biovail's NDA 20-401. We continue to have the right to receive royalties from any licensee who manufactures and sells an extended release formulation of diltiazem using the DOV diltiazem patent. For a further description of these issues and the risks they present, please refer to the "Part I—Other Information" section of this report under the subheading "Item 1. Legal Proceedings—Federal Trade Commission Investigation."

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

        At September 30, 2002, we had cash and cash equivalents and marketable securities of $62.5 million. We currently have no commitments or arrangements for any financing. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least the end of 2003. We believe that we may require additional funding after that time to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses, and to pursue regulatory approvals for our product candidates. Lack of funding could adversely affect our ability to pursue our business. We cannot assure you that financing will be available when needed on terms acceptable to us, if at all. We may continue to seek additional capital through public or private financing or collaborative agreements. If adequate funds are not available, we may be required to curtail significantly or eliminate one or more of our product development programs.

The success of our business depends upon the members of our senior management team, our scientific staff and our ability to continue to attract and retain qualified scientific, technical and business personnel.

        We are dependent on the members of our senior management team, in particular, our Chief Executive Officer, Dr. Arnold Lippa, our President, Dr. Bernard Beer, our Senior Vice President and Chief Scientific Officer, Dr. Phil Skolnick, and our Senior Vice President, Drug Development, Dr. Laurence Meyerson, for our business success. Moreover, because of the specialized scientific and technical nature of our business, we are also highly dependent upon our scientific staff, the members of our scientific advisory board and our continued ability to attract and retain qualified scientific, technical and business development personnel. Drs. Lippa and Beer each hold a substantial amount of vested common stock not subject to repurchase in the event of termination. We do not carry key man life insurance on the lives of any of our key personnel. There is intense competition for human resources, including management in the scientific fields in which we operate and there can be no assurance that we will be able to attract and retain qualified personnel necessary for the successful development of our product candidates, and any expansion into areas and activities requiring additional expertise. In addition, there can be no assurance that such personnel or resources will be available when needed. The loss of the services of Drs. Lippa, Beer, Skolnick or Meyerson, or other key personnel, could severely harm our business.

Because some of our patents with respect to some of our product candidates have expired or will expire in the near term, we may be required to rely solely on the Hatch-Waxman Act for market exclusivity.

        A number of patents that we licensed from Wyeth-Ayerst have expired, including the patent that provides protection for the use of DOV 216,303 for the treatment of depression and the use of bicifadine for the treatment of pain. In addition, our patent covering ocinaplon and indiplon is due to expire in June 2003. We currently have patents protecting intermediates useful in the manufacture of ocinaplon that are not due to expire until 2007, and we have applied for additional patents relating to ocinaplon. In addition, Neurocrine has stated that it has filed nine U.S. and foreign patent applications on indiplon. Regardless of these efforts, these patents and patent applications, if approved, may not afford us adequate protection against generic versions of our product candidates or other competitive products. In the event we achieve regulatory approval to market any of our product candidates, including bicifadine, DOV 216,303 or ocinaplon, and we are unable to obtain adequate patent protection for the ultimate marketed product, we will be required to rely to a greater extent on the United States Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity. The Hatch-Waxman Act generally provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting filing of an abbreviated new drug application, or ANDA, by a generic competitor for up to five years after the drug is first approved. The Hatch-Waxman Act, however, also accelerates the approval process for generic competitors using the same active ingredients once the period of statutory exclusivity has expired. It may also in practice encourage more aggressive legal challenges to the patents protecting approved drugs. In addition, because some of our patents have expired, third parties may develop competing product candidates using our product compounds and if they obtain regulatory approval for those products prior to us, we would be barred from seeking an ANDA for those products under the Hatch-Waxman Act for the applicable statutory exclusivity period.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

        None.

(b)
Reports on Form 8-K.

        We filed current reports on Form 8-K on May 3, August 12 and October 16, 2002, reporting information under Item 5. Other Events.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOV PHARMACEUTICAL, INC.
Date: November 14, 2002	By:	/s/ ARNOLD S. LIPPA Name: Arnold S. Lippa Title: Chief Executive Officer and Secretary
DOV PHARMACEUTICAL, INC.
	By:	/s/ BARBARA G. DUNCAN Name: Barbara G. Duncan Title: Vice President of Finance and Chief Financial Officer

CERTIFICATIONS

        Arnold Lippa, Chief Executive Officer of the Company and Barbara Duncan, Chief Financial Officer of the Company certify as follows:

        (1)  I have reviewed this quarterly report on Form 10-Q of DOV Pharmaceutical, Inc ("Registrant").

        (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

        (3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this quarterly report.

        (4)  Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to Registrant is made known to us by others particularly during the period for which this quarterly report is prepared;

          (b)  evaluated the effectiveness of Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

        (5)  Registrant's other certifying officer and I have reported, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

          (a)  that we have discovered or are aware of no significant deficiencies in the design or operation of internal controls that could adversely affect Registrant's ability to record, process, summarize and report financial data or any material weaknesses in internal controls; and

          (b)  that we have discovered or are aware of no fraud, whether or not material, that involves management or other employees who have a significant role in Registrant's internal control.

        (6)  Registrant's other certifying officer and I have indicated in this quarterly report that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ ARNOLD S. LIPPA Arnold S. Lippa Chief Executive Officer and Secretary
Date: November 14, 2002	By:	/s/ BARBARA G. DUNCAN Barbara G. Duncan Vice President of Finance and Chief Financial Officer

FURTHER CERTIFICATIONS

        The undersigned officers of DOV Pharmaceutical, Inc. (the "Company") hereby certify that the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Date: November 14, 2002	By:	/s/ ARNOLD S. LIPPA Arnold S. Lippa Chief Executive Officer and Secretary
Date: November 14, 2002	By:	/s/ BARBARA G. DUNCAN Barbara G. Duncan Vice President of Finance and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM I. Financial Statements
  ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risks
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K