Form 10-K
period 2002-12-31
DOV PHARMACEUTICAL INC
filed 2003-03-31
CIK 1066833

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-49730

DOV PHARMACEUTICAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3374365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Continental Plaza
433 Hackensack Avenue
Hackensack, New Jersey 07601
(Address of principal executive office)

(201) 968-0980
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $0.0001 par value, and Preferred Stock Purchase Rights

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of registrant as of June 30, 2002 totaled approximately $43.4 million based on the then-closing stock price as reported by the Nasdaq National Market.

        On March 6, 2003, there were outstanding 14,490,635 shares of registrant's common stock, par value $0.0001 per share, and 354,643 shares of series B nonvoting preferred stock, par value $1.00 per share, which shares are convertible at any time upon the vote of the holders of 75% or more of such shares outstanding into 574,521 shares of registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required by Part III of Form 10-K is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2003 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2002.

DOV PHARMACEUTICAL, INC.

Form 10-K

For the Year Ended December 31, 2002

Table of Contents

PART I

Special Note Regarding Forward-Looking Statements

        This Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: "may," "will," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors currently known by us about which we cannot be certain or even relatively confident. Actual results or events will surely differ and may differ materially from our forward-looking statements as a result of many factors, some of which we may not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

  •
  demonstrate the safety and efficacy of product candidates at each stage of development;

  •
  meet our development schedule for our product candidates, including with respect to clinical trial initiation, enrollment and completion;

  •
  meet applicable regulatory standards and receive required regulatory approvals on our anticipated time schedule or at all;

  •
  meet obligations and achieve milestones under our license and other agreements;

  •
  obtain and maintain collaborations as required with pharmaceutical partners;

  •
  obtain substantial additional funds;

  •
  obtain and maintain all necessary patents, licenses and other intellectual property rights; and

  •
  produce drug candidates in commercial quantities at reasonable costs and compete successfully against other products and companies.

        You should refer to the "Item 1. Business—Risk Factors and Factors Affecting Forward-Looking Statements" for a detailed discussion of some of the factors that may cause our actual results to differ materially from our forward-looking statements. You should also refer to the risks discussed in our other filings with the Securities and Exchange Commission. We qualify all our forward-looking statements by these cautionary statements. There may also be other factors that may materially affect our forward-looking statements and our future results. As a result of the foregoing, readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation and do not intend to update any forward-looking statement.

ITEM I. BUSINESS

Overview

        We are a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system and other disorders, including cardiovascular and urological, that involve alterations in neuronal processing. We have six product candidates undergoing clinical development that address therapeutic indications with significant unmet needs. Our product candidate for insomnia is currently in Phase III clinical trials, our product candidate for pain is in a Phase III pivotal clinical trial and our product candidate for the treatment of anxiety disorders has completed two Phase II clinical trials with a Phase III pivotal clinical trial scheduled to begin summer of 2003.

        Our product candidate for the treatment of insomnia has demonstrated efficacy in a Phase III clinical trial, and our product candidates for anxiety and pain have demonstrated efficacy in Phase II clinical trials. Our product candidate for the treatment of angina and hypertension is expected to enter a final Phase I clinical trial in the second quarter of 2003 and we intend to initiate a Phase III clinical trial in the third quarter of 2003. Our lead product candidate for the treatment of depression is currently in a Phase II clinical trial, and we anticipate initiating a Phase I clinical trial with our second product candidate for depression in the second quarter of 2003. We also have compounds in preclinical development for the treatment of Parkinson's disease, stress incontinence, restless leg syndrome, attention deficit disorder and anxiety disorders including panic.

        Our core scientific expertise is in the cellular and molecular pharmacology underlying disorders of the central and peripheral nervous system. Our senior management team has substantial experience in drug discovery and development. During their careers, they have participated in the discovery and development of new drugs that have been successfully brought to market.

        To enhance our drug development and commercialization efforts, we have sublicensed our product candidate for the treatment of insomnia to Neurocrine Biosciences, Inc., or Neurocrine, which has recently entered into a development and commercialization agreement with Pfizer, Inc., or Pfizer. We, together with Neurocrine and Wyeth-Ayerst (formerly American Cyanamid Company), have entered into an agreement with Pfizer giving it certain rights under our sublicense agreement with Neurocrine.

Our Business Strategy

        Our goal is to become a leading biopharmaceutical company focused on the treatment of central nervous system and other disorders involving alterations in neuronal processing, including cardiovascular and urological disorders. The key elements of our strategy are to:

        Aggressively pursue development and commercialization of our lead product candidates. We have six product candidates undergoing clinical development addressing five separate and substantial pharmaceutical markets. These markets include insomnia, anxiety, pain, depression and angina and hypertension. We have designed the clinical programs for the product candidates we are developing to provide clear and defined paths to attain regulatory approval. We intend to focus substantial resources on completing clinical testing and commercializing these product candidates as quickly as possible.

        Expand our product portfolio with novel drug candidates that address unmet needs in large, established markets. We seek to identify and develop, either internally or through collaborative agreements, novel drug candidates that address unmet needs in large, established markets. For example, our product candidates for the treatment of insomnia and anxiety, indiplon and ocinaplon, have demonstrated positive results equivalent to or better than currently marketed products without their significant side effects. We intend to continue expanding our existing product portfolio by discovering and developing novel drug compounds both internally and through focused outsourced research and development. We also intend to expand our portfolio by identifying, in-licensing and developing additional compounds that are potentially superior to currently marketed products and by developing additional applications and formulations for our existing licensed compounds.

        Reduce clinical development and commercialization risk by building a diversified product portfolio. We have built and intend to continue to build a portfolio of diverse product candidates to reduce the risks associated with the clinical development of drugs. We have focused our in-licensing and development resources on compounds in the later stages of clinical development for which there exists a significant amount of positive clinical data. We believe this reduces the risk that these compounds will have safety concerns and enhances our chances of demonstrating efficacy in clinical trials. We focus on developing multiple compounds with diverse mechanisms of action to limit the risk of difficulties associated with a particular mechanism of action. Finally, a single mechanism of action may have multiple therapeutic uses. We intend to investigate the efficacy of our compounds for these diverse uses in order to enhance the commercial potential of our product candidates. We believe that our portfolio approach reduces our dependence on any single compound to achieve commercial success and creates multiple potential sources of revenue.

        Establish alliances with industry leaders to access their unique technologies and capabilities. We have collaborative agreements with Elan and, through Neurocrine, with Pfizer. We formed a joint venture with Elan to develop controlled release formulations of bicifadine and ocinaplon. Elan contributed rights to its controlled release technologies and we jointly manage clinical and product development. The joint venture retains all commercialization and marketing rights for the product candidates. Our drug candidate indiplon is under sublicense to Neurocrine and Pfizer. In the future, we will seek to establish alliances that will enhance our product development and commercialization efforts, including alliances that allow us to retain significant development or commercialization rights for our product candidates.

Our Product Pipeline

        The following table summarizes our product candidates currently in clinical and preclinical development:

Product	Indication(s)	Status	Marketing Rights
Indiplon	Insomnia	Phase III	Pfizer/Neurocrine
Ocinaplon	Generalized Anxiety Disorder	Phase III Scheduled	DOV Bermuda
Bicifadine	Pain	Phase III	DOV Bermuda
DOV 216,303	Depression	Phase II	DOV
DOV 21,947	Depression	Phase I	DOV
DOV Diltiazem	Angina and Hypertension	Phase I, Phase III Planned	DOV
DOV 22,047	Anxiety Disorders	Preclinical	DOV
DOV 51,892	Anxiety Disorders	Preclinical	DOV
DOV 102,677	Parkinson's Disease; Restless Leg Syndrome; and Attention Deficit Disorder	Preclinical	DOV
DOV 121,167	Urinary Stress Incontinence	Preclinical	DOV

        For an explanation of the terms Preclinical, Phase I, Phase II and Phase III, please refer to the text in subheading "Government Regulation" in this "Business" section.

Our Products Under Development

        We have core scientific expertise in the cellular and molecular pharmacology underlying central and peripheral nervous system and cardiovascular disorders, which has allowed us to develop product candidates for the treatment of these indications. We have six product candidates in clinical development and several compounds in preclinical development to treat disorders in one or more of these therapeutic areas.

Central Nervous System Disorders

Insomnia and Anxiety

        Most drugs currently marketed to treat insomnia and anxiety target the neurotransmitter gamma-aminobutryic acid, or GABA. Neurotransmitters are chemicals in the central nervous system that either excite or inhibit neuronal function. GABA is one of the principal neurotransmitters in the central nervous system. As a result, drugs acting on GABA receptors can produce a range of pharmacological actions.

        Benzodiazepines, or BDZs, such as Valium, Librium and Xanax, target a subset of GABA receptors commonly referred to as GABAa receptors. BDZs have enjoyed widespread commercial success for over 40 years for the treatment of anxiety, insomnia and epilepsy. In addition to their desired therapeutic effects, however, BDZs are known to produce a variety of undesired side effects. For example, when used to treat anxiety, these side effects can include sedation, muscular incoordination and memory impairment. Further, BDZs are potentially lethal when used with alcohol. BDZs also produce tolerance and physical dependence and can be abused.

        For many years, our senior management team has conducted research on GABAa receptors. Their pioneering work classified GABAa receptors into biochemically, pharmacologically and functionally distinct receptor subtypes. They demonstrated that different receptor subtypes influence different behaviors such as anxiety, sedation and amnesia. Furthermore, through their research delineating the actions of BDZs on GABAa receptors, they were the first to discover non-BDZ compounds that act on specific subtypes of GABAa receptors.

        BDZs are believed to produce their undesirable effects at therapeutic doses because they affect all GABAa receptor subtypes. We believe that compounds that act on specific GABAa receptor subtypes will produce the desired therapeutic effects while eliminating or reducing the undesirable effects associated with BDZs. For example, compounds acting at one GABAa receptor subtype may reduce anxiety without sedation, while compounds acting at another GABAa receptor subtype may produce sedation without memory impairment, or other effects associated with acting at other subtypes.

        Indiplon.    Indiplon is our product candidate for the treatment of insomnia. In 1998, we licensed indiplon from Wyeth-Ayerst and subsequently sublicensed it to Neurocrine, which is currently conducting multiple Phase III clinical trials on this product candidate. In December 2002, Neurocrine entered into a development and commercialization agreement with Pfizer for indiplon. Insomnia is defined as a persistent complaint of difficulty in initiating or maintaining sleep, or of not feeling rested after an otherwise adequate amount of sleep. According to the National Sleep Foundation, approximately one-half of the adults surveyed reported trouble sleeping at least a few nights a week in the past year, with approximately 30% of the U.S. population reporting that they experience insomnia every night or almost every night. IMS reported total U.S. sales of prescription drugs for the treatment of insomnia exceeded $1.2 billion in 2001.

        In the 1980's, BDZs such as Dalmane and Halcion were extensively used to treat insomnia. Sedation, an undesirable side effect of BDZs when used to treat anxiety, became an intended primary therapeutic effect of BDZs to treat insomnia. BDZs demonstrated substantial sedative effectiveness with a greater margin of safety than previous treatments such as barbiturates. Despite the efficacy of BDZs to treat insomnia, they produce significant undesirable side effects, including:

  •
  impaired motor coordination;

  •
  confusion and memory impairment;

  •
  rebound insomnia and anxiety after discontinuation;

  •
  next-day residual sedation;

  •
  development of tolerance with repeated use; and

  •
  potentially lethal effect when combined with alcohol.

Impaired motor coordination, confusion and memory impairment are especially problematic in older patients. We believe that many of these side effects are due to the non-selective action of BDZs on all GABAa receptor subtypes, as well as their delayed onset and extended duration of action.

        A small number of non-BDZs have been introduced for the treatment of insomnia. In March 1993, Ambien, the first and largest selling non-BDZ, was introduced in the United States. It has shown a reduced side effect profile and a shorter duration of action as compared to BDZs. Ambien, however, also has undesirable side effects, including amnesia and next-day residual sedation. Despite these undesirable side effects, Ambien is the current market leader, with approximately $1.3 billion in worldwide sales in 2002, according to Sanofi-Synthelabo, with sales growing in excess of 20% per year.

        Our insomnia product candidate, indiplon, is a non-BDZ shown to be more potent than currently marketed non-BDZs, including Ambien, and to target more selectively the specific GABAa receptor subtype that appears to be associated with promoting sleep. Furthermore, Neurocrine has noted that, in its Phase II and Phase III clinical studies, indiplon was devoid of next-day residual sedation, and expects it to have a considerably reduced potential for producing amnesia compared to BDZs. We believe that indiplon's greater selectivity and improved pharmacokinetic profile are responsible for the more favorable side effect profile compared to currently marketed products.

        Neurocrine is currently developing both an immediate release formulation (indiplon-IR capsule) and a modified release formulation of indiplon (indiplon-MR tablet) to address the different needs of the insomnia patient population. Neurocrine's clinical studies have shown that patient blood levels of indiplon reach their highest point approximately 30 minutes after ingestion followed by rapid removal from the blood stream to the point that it cannot be detected four hours later. This results in rapid sleep onset followed by rapid removal of the drug from the body, reducing the risk of next-day residual sedation. Neurocrine believes that this short duration of action will permit bedtime dosing for people who have trouble falling asleep, and dosing in the middle of the night for people who have trouble staying asleep, without causing the side effects and next-day residual sedation that occur with longer-acting drugs like Ambien. Neurocrine has formulated the drug in a modified release form to provide two doses of the drug within one tablet, one dose released immediately for sleep induction and one dose released later for sleep maintenance.

        Neurocrine has completed 19 Phase I and Phase II clinical trials of indiplon for efficacy and safety involving more than 1,100 subjects and is conducting eight Phase III clinical trials with indiplon-IR and indiplon-MR in a total of approximately 3,500 patients for short-term and long-term treatment in adult and elderly patients with primary (chronic) or transient insomnia. Neurocrine's indiplon program for the two formulations of indiplon involves over 5,000 adult, elderly male and female subjects and will include patients with up to one year of treatment. The filing of a New Drug Application, or NDA, for both formulations is planned for late December 2003 or early 2004.

        In reported Phase II and Phase III clinical studies to date, indiplon was shown to be safe and effective in helping patients with both chronic insomnia and transient insomnia fall asleep rapidly without adverse side effects. Neurocrine's reported results demonstrated that its immediate release formulation of indiplon does not lead to next-day residual sedation, while both Ambien and Zopiclone exhibited statistically significant measures of next-day residual sedation. In Neurocrine's Phase II clinical trials in elderly patients, indiplon was found to be well-tolerated and without next-day residual sedation. Neurocrine has also reported that its modified release formulation of indiplon demonstrated positive results in a number of sleep measures with no next-day residual sedation at doses likely to be used clinically.

        The preceding descriptions of Neurocrine's clinical development and clinical trial results of indiplon are based on its public disclosures.

        Ocinaplon.    Ocinaplon is our product candidate for the treatment of anxiety disorders, including generalized anxiety disorder, or GAD, the first indication for which we intend to seek United States Food and Drug Administration, or FDA, approval. Anxiety can be defined in broad terms as a state of unwarranted or inappropriate worry and is made up of various disorders, including GAD, panic disorder and phobias. IMS reported that in 2001 over $1.3 billion was spent in the United States on anti-anxiety drugs, exclusive of antidepressants. In addition, IMS reported that BuSpar and generic buspirone, non-BDZs, accounted for just over 50% of total U.S. sales for anti-anxiety drugs in 2001.

        BDZs such as Xanax, Librium and Valium, the non-BDZ BuSpar and antidepressants such as Effexor and Paxil are currently used to treat GAD and other anxiety disorders. Each of these therapeutics, however, has problems associated with its use. As noted above, BDZs produce significant side effects such as impaired motor coordination, next-day residual sedation and physical dependence and are potentially lethal when taken with alcohol. These side effects make them less desirable treatments for anxiety, particularly for the treatment of GAD, when long-term usage is needed. While BuSpar is non-sedating and displays no withdrawal effects or abuse potential, its efficacy has been reported to be relatively low, particularly in patients who have previously used BDZs. Additionally, BuSpar takes three to six weeks of drug administration to achieve any clinically significant reduction in anxiety, requires termination of BDZ therapy 30 days before initiating treatment and has its own side effects such as dizziness and nausea. Because of these issues, many physicians continue to prescribe BDZs for the treatment of anxiety. Like BuSpar, the efficacy of antidepressants in relieving anxiety is relatively low, and several weeks of treatment are required to achieve clinically meaningful relief. In addition, antidepressants display their own side effects, including nervousness, agitation, insomnia and sexual dysfunction.

        We believe ocinaplon, a non-BDZ, can address significant unmet needs for the treatment of anxiety disorders. Ocinaplon appears to selectively modulate a specific subset of GABAa receptors that we believe are involved in the mediation of anxiety. Preclinical studies have demonstrated that ocinaplon produces an anti-anxiety effect at doses 20 to 40 times lower than doses that produce sedation and muscle relaxation, and 10 times lower than doses that produce amnesia. In preclinical studies, ocinaplon was also shown to be 15 times less likely than Valium to increase the effects of alcohol. By contrast, BDZs often produce these side effects at doses approximating those that produce an anti-anxiety effect.

        To date, nine clinical trials on ocinaplon have been conducted, including seven double-blind, placebo-controlled Phase I trials in which over 140 healthy volunteers have participated. In these clinical trials, ocinaplon was shown to be safe and well-tolerated at the maximum doses used, with no evidence of sedation or any other side effects typically associated with BDZs.

        In our two Phase II double-blind, placebo-controlled clinical trials, ocinaplon exhibited the following characteristics:

  •
  efficacy at least comparable to what has been reported for BDZs;

  •
  rapid onset of action;

  •
  a favorable side effect profile not significantly different from placebo; and

  •
  no "rebound" anxiety following treatment cessation.

        Our first Phase II clinical trial investigated the effects of an immediate release formulation of ocinaplon on 60 GAD patients. In this clinical trial, ocinaplon demonstrated a highly statistically significant reduction of anxiety during the four-week study period using a number of anxiety measurements, including the Hamilton Anxiety Scale. In addition, statistically significant effects were measured as early as one week after treatment, a much shorter period than reported results for current treatments. The incidence of side effects did not differ significantly from placebo.

        In November 2002, we completed a second Phase II clinical trial that evaluated two controlled release formulations of ocinaplon. This multicenter trial involved 117 patients and was a 14-day double-blind, placebo-controlled clinical trial of ocinaplon in patients with GAD. The data indicated that both formulations of ocinaplon produced statistically significant reductions in anxiety as compared to placebo after 14 days of dosing, a more rapid response than reported results for current treatments. Both formulations were safe and well-tolerated.

        We expect to initiate a Phase III pivotal clinical trial in the United States in the summer of 2003 with a controlled release formulation of ocinaplon subsequent to a meeting with the FDA expected to take place in the second quarter of 2003. We anticipate that the trial will be a double-blind, placebo-controlled study involving approximately 350 patients and comparing three doses of ocinaplon to placebo in the treatment of GAD. As part of the ongoing clinical development of ocinaplon, we plan to continue our Phase I program investigating such standard variables as gender and drug interactions. We also intend to initiate the FDA-required two-year carcinogenicity study for ocinaplon in the second quarter of 2003.

        Ocinaplon is currently being developed through our joint venture with Elan. For a more detailed explanation of our joint venture with Elan, including Elan's July 31, 2002 announcement of its recovery plan and divestiture of certain non-core businesses, assets and products and the possible impact of this announcement on ocinaplon, please refer to the text under "Collaborations and Licensing Agreements—Elan Corporation plc and Elan International Services, Ltd."

Pain

        Bicifadine.    Bicifadine is our product candidate for the treatment of pain. Drugs for the treatment of pain, or analgesics, have historically been placed into one of two general categories:

  •
  narcotics, e.g., morphine, codeine, Demerol and Percodan; and

  •
  non-narcotic prostaglandin inhibitors, e.g., aspirin, acetaminophen, ibuprofen and COX-2 inhibitors.

        While drugs in both of these categories are regularly used in the treatment of pain, their use has been limited because of various side effect profiles. In addition, administering these drugs for extended durations has been problematic. Although prostaglandin inhibitors have been used for the treatment of pain, particularly pain associated with inflammation, their efficacy is limited to milder types of pain and they often display undesirable side effects relating to the gastrointestinal tract and the liver. Narcotics are also used to treat pain, but tolerance develops rapidly and higher doses eventually lead to physical dependence and additional side effects, including respiratory depression. Ultram, originally thought to be a non-narcotic, has been reported to act at certain opiate receptors and has the potential to cause morphine-like psychic and physical dependence. Despite these drawbacks, according to IMS, U.S. sales in 2001 of narcotic and non-narcotic analgesics, including Ultram, exceeded $5.7 billion.

        Alternative strategies for identifying potentially novel analgesics include altering certain neurotransmitter systems involved in mediating the sensation of pain. Preclinical studies have implicated the neurotransmitters glutamate, norepinephrine and serotonin in pain reduction. Treatments that interfere with certain glutamate receptors or that increase the actions of norepinephrine and serotonin have been reported to produce analgesic effects in animals.

        Bicifadine is a chemically distinct molecule with a unique profile of pharmacological activity. It has two primary pharmacological actions. First, it enhances and prolongs the actions of norepinephrine and serotonin by inhibiting the transport proteins that terminate their physiological actions. Second, it acts as a functional antagonist at a subset of excitatory glutamate receptors. Preclinical studies and clinical trials indicate that either or a combination of these individual actions may account for the analgesic properties of bicifadine.

        Bicifadine is not a narcotic and, in preclinical studies, it has been shown not to act at any opiate receptor. In animal models, bicifadine did not demonstrate abuse, addiction or dependence potential. Four Phase I clinical trials and 14 Phase II clinical trials involving over 1,000 patients were conducted by Wyeth-Ayerst or us with an immediate release formulation of bicifadine. In five double-blind, placebo-controlled Phase II clinical trials of the immediate release formulation, bicifadine demonstrated a statistically significant reduction in pain, in some cases comparable to or better than positive controls such as codeine.

        During 2002, we completed two Phase I pharmacokinetic clinical trials of two controlled release formulations of bicifadine allowing us to chose one of these for further clinical testing. In addition, in August 2002, we completed a Phase II clinical trial in the United States involving 750 patients in the treatment of moderate to severe post-surgical dental pain. This Phase II trial was a single dose, double-blind, placebo-controlled, study that evaluated three controlled release doses of bicifadine and one dose of codeine compared to placebo. Bicifadine produced a highly statistically significant, dose-related reduction in pain with each of the two higher doses of bicifadine and was shown to be an effective analgesic as compared to placebo. The efficacy of bicifadine was at least equivalent to codeine at all three doses. The trial demonstrated bicifadine to be safe and relatively well-tolerated without producing any serious adverse events. The two higher doses of bicifadine did produce significantly more adverse events than placebo, with 400 mg and 600 mg producing 22% and 37%, respectively, versus placebo producing 11%. The most frequently reported events were nausea and vomiting.

        In December 2002, we began a 500-patient, double-blind, placebo-controlled Phase III clinical trial to compare three doses of bicifadine and one dose of tramadol to placebo in a moderate to severe dental pain model. If ultimately approved, bicifadine would not be limited to use in the pain models studied. We intend to initiate the FDA-required two-year carcinogenicity study for bicifadine in the third quarter of 2003. As part of the ongoing clinical development of bicifadine, we plan to continue our Phase I program investigating such standard variables as gender and drug interactions. We anticipate having to conduct two additional pivotal clinical trials in a second post-surgical pain model involving five to seven days of dosing to support an NDA filing. In addition, we anticipate that we will be required to collect human safety data to support an NDA filing.

        Bicifadine is currently being developed through our joint venture with Elan. For a more detailed explanation of our joint venture with Elan, including Elan's July 31, 2002 announcement of its recovery plan and divestiture of certain non-core businesses, assets and products and the possible impact of this announcement on bicifadine, please refer to the text under "Collaborations and Licensing Agreements—Elan Corporation plc and Elan International Services, Ltd."

Depression

        DOV 216,303 and DOV 21,947.    DOV 216,303 and DOV 21,947, our product candidates for the treatment of depression, are triple uptake inhibitors affecting the neurotransmitters norepinephrine, serotonin and dopamine. These neurotransmitters regulate numerous functions in the central nervous system, and imbalances in them have been linked to a number of psychiatric disorders, including depression. The actions of these neurotransmitters are terminated by specific transport proteins that remove them from synapses in the brain. Antidepressants are thought to produce their therapeutic effects by inhibiting the uptake activity of one or more of these transport proteins, effectively increasing the concentration of these neurotransmitters at their receptors.

        The emergence of selective serotonin reuptake inhibitors, or SSRIs, starting with Prozac in January 1988, followed by Zoloft in February 1992 and Paxil in January 1993, has had a dramatic impact on the antidepressant market. According to IMS figures, sales of antidepressants in the United States increased from approximately $424 million in 1987, the year prior to the introduction of Prozac, to approximately $11.7 billion in 2001. Despite this widespread commercial success, SSRIs suffer from the following limitations:

  •
  30%—40% of patients do not experience an adequate therapeutic response;

  •
  three or more weeks of therapy are often required before a meaningful improvement is observed; and

  •
  side effects such as nervousness, agitation, insomnia and sexual dysfunction have been documented.

        Dual uptake inhibitors, like Effexor, block the uptake of both serotonin and norepinephrine. While more effective than SSRIs, dual uptake inhibitors still take three or more weeks of therapy before a meaningful improvement is observed. In addition, dual uptake inhibitors have their own unique set of side effects, including nausea, headache, sleepiness, dry mouth and dizziness.

        No currently marketed antidepressants inhibit the uptake of all three neurotransmitters linked to depression. Both preclinical studies and clinical trials indicate that a drug inhibiting uptake of serotonin, norepinephrine and dopamine would be expected to produce a faster onset of action and greater efficacy than traditional antidepressants. We believe that such a "broad spectrum" antidepressant would represent a breakthrough in the treatment of depression.

        In preclinical studies, DOV 216,303 and DOV 21,947 were shown to potently inhibit the uptake of all three neurotransmitters, serotonin, norepinephrine and dopamine. In animal models highly predictive of antidepressant action, DOV 216,303 and DOV 21,947 were more potent than both Tofranil, a dual uptake inhibitor, and Prozac. In one of these models designed to test the onset of activity, DOV 216,303 produced an antidepressant-like action after one week of treatment, compared to four weeks for Tofranil. Because of their ability to inhibit the uptake of all three neurotransmitters implicated in depression, we believe DOV 216,303 and DOV 21,947 may be more effective and have a more rapid onset than other antidepressants.

        In 2002, we completed two dose-escalating, placebo-controlled, double-blind Phase Ia and Phase Ib clinical trials in France that evaluated the blood levels and side effect profile produced by single and multiple doses of DOV 216,303. The drug was rapidly absorbed following oral administration, with blood levels proportional to the administered dose. No adverse effects were observed after doses five to ten times higher than the projected therapeutic doses. We recently initiated a Phase II multi-centered, double-blind, safety, efficacy and tolerability clinical trial that will compare DOV 216,303 to a leading SSRI in patients with major depressive disorder.

        In the second quarter of 2003, we plan to initiate a placebo-controlled, double-blind Phase I pharmacokinetic clinical trial to determine the safety of single doses of DOV 21,947.

Preclinical Development

        We currently have four compounds in preclinical development for the treatment of central nervous system disorders. DOV 22,047 and DOV 51,892 are believed to function as partial positive allosteric modulators at specific GABAa receptor subtypes that may be involved in the treatment of various anxiety disorders including panic. DOV 102,677 is a selective dopamine uptake inhibitor we believe may be used in the treatment of Parkinson's disease, restless leg syndrome and attention deficit disorder. DOV 121,167, which acts on certain monoamine transporter proteins, has demonstrated activity in an animal model for urinary incontinence.

Cardiovascular Disorders

        DOV Diltiazem.    DOV diltiazem, our proprietary formulation of diltiazem, is our product candidate for the treatment of angina and hypertension. Diltiazem belongs to a well-known class of drugs called calcium channel blockers. DOV diltiazem combines an immediate release component with a controlled release component in order to provide prompt and improved blood levels throughout the day compared to currently marketed diltiazem products.

        Chronic stable angina, or angina pectoris, refers to recurring severe constricting pain in the chest due to inadequate blood supply to the heart caused by heart disease. Angina attacks are more likely to occur during the morning and afternoon hours. Likewise, hypertension is greater in the morning hours. According to the 2002 practice guidelines update for the management of patients with chronic stable angina, published by the American College of Cardiology/American Heart Association/American College of Physicians-American Society of Internal Medicine, the number of patients in the United States with stable angina was estimated at 16.5 million. According to Decision Resources, high blood pressure or hypertension was estimated to affect over 50 million people in the United States.

        Calcium channel blockers remain a standard-of-care in the treatment of chronic stable angina and hypertension and continue to be highly endorsed by the medical community. Although comparative studies have demonstrated equivalent anti-angina effects for many marketed calcium channel blockers, a lower incidence of side effects with diltiazem was often reported in these studies. According to IMS figures for 2001, total sales of diltiazem in the United States were $984 million.

        In an effort to provide both therapeutic blood levels of diltiazem for longer periods of time and improved patient compliance, several slow or extended release preparations of diltiazem have been developed for the treatment of hypertension and chronic stable angina. However, these commercially available, once-daily, extended release formulations produce only a partial reduction of chronic stable angina. According to published studies, currently marketed diltiazem products such as Tiazac, Cardizem CD and Dilacor XR only reduce the number of angina attacks by approximately 50%—60% when given at FDA-approved therapeutic doses. We believe incomplete reduction in angina demonstrated by current treatments may be the result of inadequate blood levels of the drug in the morning hours, when approximately half of angina attacks occur. Experts in chronic stable angina have confirmed their dissatisfaction with the ability of current extended release products to adequately treat many of their patients on a once-a-day basis.

        We believe that DOV diltiazem will reduce morning angina attacks to a significantly greater extent than commercially available products because of its combination of immediate and extended release components. Data from three Phase I trials indicate that our patented formulation produces clinically relevant blood levels within 30 minutes of administration and results in higher blood levels in the morning than Tiazac. We recently completed a Phase I pharmacokinetic study in which we discovered that a high fat meal, proximate to dosing, retarded the bioavailability of the immediate release component of the diltiazem formulation under development. In the second quarter of 2003, we plan to conduct an additional Phase I pharmacokinetic study in order to evaluate strategies to overcome this food effect. Once these results have been evaluated, we plan to begin a Phase III clinical trial by the end of 2003, comparing our formulation to placebo and a currently marketed diltiazem formulation.

Urological Disorders

        We are evaluating DOV 121,167 in preclinical studies for stress incontinence. Urine leakage that occurs during exercise, coughing, laughing or lifting is referred to as stress incontinence. This condition results from a weakness or anatomical defect in the lower urinary tract, often as a result of childbirth, weight gain or surgery. The Simon Foundation for Continence reports that approximately 200 million people worldwide are affected by urinary incontinence and that approximately 65 million women worldwide are affected by stress incontinence. While not life threatening, stress incontinence has a significant impact on quality of life, particularly in the aging female population. At present, there are no approved drug therapies that specifically address stress incontinence.

        The function of the lower urinary tract is controlled by muscles that are, in turn, controlled by nerves throughout the body. Several monoamine transmitters, including serotonin and norepinephrine, are thought to play key roles in regulating the storage and release of urine via their actions on the brain. We believe the neurochemical profile of DOV 121,167, with its actions on monoamine transporter proteins, makes it a potential candidate for treatment of stress incontinence. DOV 121,167 shows activity in a preclinical model used to assess the potential effectiveness of drugs for the treatment of stress incontinence.

Collaborations and Licensing Agreements

        One of our business strategies is to establish alliances with industry leaders to access their unique technologies and capabilities. To date, we have established the following collaborations and licensing agreements:

Elan Corporation, plc and Elan International Services, Ltd.

        In January 1999, we formed DOV (Bermuda), Ltd., or DOV Bermuda, our joint venture with Elan to develop controlled release formulations of bicifadine for the treatment of pain and ocinaplon for the treatment of anxiety disorders and epilepsy. We granted a non-exclusive license and sublicense to use the oral formulations of these two product candidates and Elan granted a non-exclusive license to use its controlled release technologies. After payments to our licensor, Wyeth-Ayerst, we are entitled to receive royalties on net sales, if any, of 8.35% for bicifadine and 4.64% for ocinaplon, and Elan is entitled to receive royalties at the same rate. Through 2002, Elan and we have jointly conducted the research and development work. The joint venture retains the commercialization rights with respect to these two product candidates. We have an 80.1% interest, and Elan Pharmaceutical Investments II, Ltd., an unconsolidated subsidiary of Elan, has a 19.9% interest, in the joint venture's net profits or net losses.

        In connection with the formation of the joint venture, Elan and we formed a management committee, which is responsible for, among other things, devising, implementing and reviewing strategy for the joint venture's business. The management committee consists of an equal number of members nominated by us and Elan. Decisions of the committee are made by majority vote. Any dispute or deadlock among the members is referred by the committee to the joint venture's directors. While we have the right to nominate four of the five members of the joint venture's board of directors, such directors have a fiduciary duty to act in the best interest of the joint venture. Up until January 2003, action on certain matters such as amendment of the business plan and adopting a budget required the consent of both parties. Subject to such directors' fiduciary duties, all action of the joint venture and DOV Bermuda directors (which in each case DOV appoints a majority) may now be taken by majority vote. If the joint venture's expenditures exceed budget by more than 25% for a fiscal year, Elan's consent rights are reinstated until joint venture expenses for a year do not exceed budget by more than 25%.

        To form the joint venture, we initially invested cash of $8.0 million for our 80.1% interest. Elan invested $2.0 million for its 19.9% interest. Elan provided us with both debt and equity financing to fund our investment in the joint venture and our share of the operations of the joint venture. We issued Elan a convertible exchangeable promissory note for $8.01 million. Elan has the right to convert this note at any time, together with accrued unpaid interest, into shares of our common stock at $3.98 per share until the expiration of the note in January 2005. Elan also purchased, for an aggregate of $3.0 million, 525,025 shares of our common stock, 354,643 shares of series B preferred stock and warrants, expiring in January 2005, to purchase 121,500 shares of our common stock at an exercise price of $3.41 per share. As issued, Elan was entitled to exchange the principal amount of the convertible exchangeable note for additional participation in the joint venture to make our equity interest equal. In March 2003, Elan surrendered this right and received from us, as partial consideration, 75,000 warrants exercisable at $10.00 per share until January 21, 2006.

        Pursuant to the original agreements, Elan and we have funded the joint venture in proportion to our equity ownership. For this purpose, we were allowed to draw down, subject to preconditions, including Elan's approval, on a $7.0 million convertible line of credit provided to us by Elan. We have drawn down on the convertible line of credit in the past and at December 31, 2002, $3.3 million of principal and accrued interest was outstanding. Our ability to borrow further under the convertible line of credit expired on March 27, 2002. This convertible line of credit may not be prepaid without Elan's consent. The holder of the note also has the right to convert the amount outstanding under the convertible line of credit at any time, together with any accrued unpaid interest, into shares of our common stock at $3.41 per share.

        Elan has advised us that it will no longer fund its pro rata share of the joint venture expenses. We intend to continue joint venture funding for both our share and Elan's share. The joint venture agreement provides, in this case, that Elan's original equity interest in the joint venture will be diluted using a formula that compares respective overall funding contributions, but giving an extra 50% dollar credit to our continued funding not matched by Elan's pro rata contribution equal to the parties' equity relationship.

        Elan and we both licensed intellectual property to the joint venture. Those licensing agreements terminate on a product-by-product basis and country-by-country basis 15 years from the first product sale date in the applicable country, or the last to expire of the patents covering the product, whichever is later. Elan may terminate its license agreement if a named technological competitor of Elan:

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

        Upon termination of the licenses granted to the joint venture or if the joint venture winds-up or becomes insolvent, then, subject to the rights of permitted third-party sublicensees, all intellectual property rights Elan and we have licensed to the joint venture terminate. Further, the intellectual property developed by the joint venture will be transferred to Elan and us jointly, and we each will have the right to exploit and commercialize the intellectual property developed by the joint venture that relates to our own intellectual property.

Biovail Laboratories Incorporated and Biovail Corporation

        In January 2001, we entered into a license, research and development agreement with Biovail to develop, manufacture and market DOV diltiazem. Biovail's license to use DOV diltiazem was exclusive and worldwide in scope. We received an upfront license fee of $7.5 million, plus under the license agreement Biovail funded clinical trial costs. If the agreement had continued we would have been entitled to further payments, if milestones were met, and royalties on sales, if any. In March 2003, following Biovail's receipt of marketing authorization for Cardizem LA, we and Biovail agreed to terminate the license agreement.

        The separation agreement calls for a $1.0 million payment to Biovail, and establishes contingent payments to Biovail of $3.0 million upon issuance of marketing authorization for the drug and up to $7.5 million based upon sales, if any. We and Biovail will deliver mutual releases relating to the license agreement. Biovail will return all confidential information, DOV intellectual property and clinical supporting data and discoveries developed and made during the two-year collaboration. At our request, Biovail will also carry out, at customary rates, our Phase I clinical trial of DOV diltiazem, scheduled for the second quarter of 2003. Depending on the results of this trial, we plan to begin a Phase III clinical trial by the end of 2003 comparing our formulation to placebo and a currently marketed diltiazem formulation.

Neurocrine Biosciences, Inc and Pfizer, Inc.

        In June 1998, we sublicensed indiplon to Neurocrine on an exclusive, worldwide basis for 10 years or, if later, the expiration of the patent covering either the compound or the marketed product, currently August 2020. At the end of the term, Neurocrine will be deemed to have a fully-paid, royalty-free license to the compound and the marketed product. During the term of the agreement and after payments to our licensor, Wyeth-Ayerst, we are entitled to receive a royalty equal to 3.5% of net sales for the first ten years post launch in a given market and 6% thereafter, if any, and additional net milestone payments of up to approximately $3.9 million exclusive of the $845,000 already paid to us and the share paid and payable to Wyeth-Ayerst.

        In December 2002, we and Neurocrine, together with our licensor Wyeth-Ayerst, agreed to establish three standby licenses, one to Neurocrine from Wyeth-Ayerst in case our license agreement is terminated by reason of our default, another to Neurocrine's partner (subsequently Pfizer, as noted below) from us in case the sublicense agreement with Neurocrine is terminated by reason of Neurocrine's default and a third standby license from Wyeth-Ayerst to Neurocrine's partner in case both Neurocrine and we default in our respective agreements. These provisions assure any new partner with Neurocrine that, should a party or parties above it on the license chain default, it will be able to develop and sell indiplon. If the standby measures are ever used, the Neurocrine partner must first cure any defaults, thus protecting any milestones and royalties owing to us and Wyeth-Ayerst. The standby license in each case is the same as the one issued by the party that defaults.

        Following this agreement on standby licenses, in December 2002, Neurocrine and Pfizer announced a global agreement for the exclusive worldwide development and commercialization of indiplon. Neurocrine and Pfizer are responsible for the research, development and commercialization of indiplon. We have the right to terminate our agreement with Neurocrine, with regard to the entire territory, if Neurocrine terminates the research and development program or halts the research and development program for six months or longer within the United States, other than for reasons relating to regulatory constraints. Likewise, if Neurocrine halts, for six months or longer, or terminates the research and development program in any other country, we have the right to terminate the agreement with respect to that country. If we terminate the agreement due to an uncured breach by Neurocrine, they must transfer to us all information and know-how related to indiplon or the marketed product, and all governmental filings and approvals.

Market Exclusivity, Patent Protection and Intellectual Property

        We believe that establishing and maintaining market exclusivity for our product candidates is critical to our long-term success. We utilize a number of methods to establish and maintain market exclusivity, including taking advantage of statutory market exclusivity provisions, seeking patent protection for our product candidates and otherwise protecting our intellectual property.

The Hatch-Waxman Act

        Under the United States Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, newly approved drugs and indications benefit from a statutory period of marketing exclusivity. Under the Hatch-Waxman Act, the FDA provides marketing exclusivity to the first applicant to gain approval for a particular new drug by prohibiting the filing of an abbreviated NDA, or ANDA, by a generic competitor for up to five years after the drug is first approved. The Hatch-Waxman Act also provides three years of marketing exclusivity for a new indication for an existing drug. This market exclusivity is provided even in the absence of patent protection for the approved drug. If the drug is also claimed in a patent, a third party may file an ANDA four years after the drug is first approved, provided that the third party certifies that the applicable patent is invalid or not infringed.

        Because they appear to be compounds with new active ingredients, we believe ocinaplon, bicifadine and DOV 216,303 will each be eligible for the five-year exclusivity provisions of the Hatch-Waxman Act if they are the first approved drugs containing their active compounds. Because the patent that provides protection for the use of bicifadine for pain and the use of DOV 216,303 for the treatment of depression has expired, these market exclusivity provisions will be of particular importance to the success of these compounds if they are approved by the FDA.

        The Hatch-Waxman Act also permits an extension of up to five years of the term of a patent for new approved products to compensate for patent term lost during the FDA regulatory review process if applied for before patent expiration and if research and development has been sufficiently continuous. Only one patent applicable to any approved drug is eligible for extension under these provisions. In addition, this extension must be applied for after NDA approval of the new drug covered by the patent and before expiration of the patent. We are considering applying for patent term extensions for some of our current patents under the Hatch-Waxman Act to add patent life beyond the expiration date. Since patent term extensions for patent term lost require prior NDA approval, our prospective eligibility for extensions is subject to the expected length of clinical trials and factors involved in the filing and approval of an NDA.

Patents and Intellectual Property Protection

        We seek to protect our rights in the compounds, formulations, processes, technologies and other valuable intellectual property invented, developed, licensed or used by us through a number of methods, including the use of patents, patent extensions and license agreements. We have or have licensed from others eight issued U.S. patents, three of which have expired, including the patent for the use of bicifadine for pain and the use of DOV 216,303 for the treatment of depression.

        The patent that currently provides protection for the use of bicifadine and DOV 216,303 for alcohol, cocaine addiction and addictive disorders is due to expire in December 2011. In 2002, we filed a provisional patent claiming a novel, three-dimensional composition of matter for bicifadine, as well as therapeutic uses and methods of manufacture. A provisional patent was also filed claiming novel controlled release formulations of bicifadine. We intend to file a provisional patent application making additional claims relating to bicifadine in 2003.

        The patent covering ocinaplon is currently due to expire in June 2003. Intermediates useful for manufacturing ocinaplon are currently protected by a patent that is due to expire in February 2007. In 2002, we filed a provisional patent claiming controlled release formulations of ocinaplon.

        The original patent protecting indiplon is currently due to expire in June 2003; however, a composition of matter patent for indiplon (no. 6,399,621), which falls under our license agreement and our sublicense to Neurocrine, was issued to a former Wyeth subsidiary (American Cyanamid) in June 2002 and is due to expire in August 2020.

        In December 2000, a patent issued covering the compound formulation of DOV diltiazem. This patent is due to expire in April 2018. We licensed this compound and patent to Biovail in January 2001. Additionally, in May 2001, we filed a patent application covering an additional release characteristic of DOV diltiazem. This application continues to be prosecuted at the USPTO. A new application is expected to be filed in 2003.

        In April 2002, a patent issued covering the composition of matter, use and method of treatment and method of manufacture for DOV 21,947. It is a triple uptake inhibitor under development for the treatment of depression. This patent is due to expire in January 2021.

        In January 2003, we received a notification of allowance from the USPTO for a patent claiming composition of matter, use and method of manufacture of DOV 102,677, our candidate for the treatment of indications including parkinson's disease, restless leg syndrome and attention deficit disorder. If issued, this patent will expire in 2040.

        Regarding DOV 22,047, DOV 51,892 and related molecules, addressing anxiety disorders, we are preparing patent applications covering composition of matter, use and methods of manufacture and expect a patent application regarding DOV 51,892 to be filed in 2003.

        In addition to protecting our compounds described above, we intend to supplement our current patents with additional patent applications covering new compositions of matter, uses, methods of manufacture and formulations, as appropriate. Once a basic product patent expires, we may be able to derive commercial benefits, including from:

  •
  later-granted patents on processes or intermediates related to the most economical method of manufacture of the active ingredient of the product;

  •
  patents relating to use; and

  •
  patents relating to special compositions and formulations.

In-Licenses

        In May 1998, we licensed from Wyeth-Ayerst, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303 for any indication, including insomnia, pain, anxiety and depression. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth-Ayerst's right of first refusal.

        If we sublicense a compound to a third party, we are obligated to pay Wyeth-Ayerst 35% of all payments we receive based upon that compound. This payment drops to 25% if a new drug application has been filed by us before the sublicense grant. These payment obligations are subject to minimum royalties of 2.5% of net sales for indiplon, ocinaplon and DOV 216,303 and 4.5% of net sales for bicifadine, and minimum milestones of $2.5 million for indiplon, ocinaplon and DOV 216,303 and $5.0 million for bicifadine. Our sublicense agreement with Neurocrine and our joint venture with Elan are structured so that we can satisfy these minimum milestone obligations. To the extent DOV Bermuda has not entered into arrangements with third parties, however, any amounts owed to us from our joint venture with Elan will be effectively funded by us, since Elan has determined not to participate in the funding of DOV Bermuda effective January 1, 2003. If Wyeth-Ayerst terminates the license upon an uncured breach by us, and by Neurocrine under the standby license, we must transfer all information, data and know-how relating to the products and any government authorizations, in addition to our rights derived from our sublicensees with regard to the products. The agreement expires as to each compound ten years following the launch of each compound in each country. Upon such expiration, with respect to each country we will have a fully paid, royalty-free license with the right to make, use or sell the compounds without any further monetary obligation to Wyeth-Ayerst.

Manufacturing

        We have and will continue to rely on third-party contract manufacturers to produce sufficient quantities of our product candidates for use in our preclinical studies and clinical trials. We also intend to rely on third-party contract manufacturers to produce sufficient quantities for large-scale commercialization. In this regard, we have and will continue to engage those contract manufacturers who have the capability to manufacture drug products in bulk quantities for commercialization.

Marketing and Sales

        We have no sales, marketing or distribution capabilities. In order to commercialize any of our product candidates, we must either acquire or internally develop sales, marketing and distribution capabilities, or make arrangements with third parties to perform these services for us. For these products and other future products, we intend to rely on third parties to perform sales, marketing and distribution services.

Government Regulation

        Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. All our products will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and corresponding regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources.

        Preclinical studies generally are conducted in laboratory animals to evaluate the potential safety and the efficacy of a drug product. In the United States, drug developers submit the results of preclinical studies to the FDA as a part of an investigational new drug application, or IND, which must become effective before we can begin clinical trials in the United States. An IND becomes effective

30 days after receipt by the FDA unless the FDA objects to it. Typically, clinical evaluation involves a time-consuming and costly three-phase process.

Phase I	Refers typically to closely-monitored clinical trials and includes the initial introduction of an investigational new drug into human patients or normal volunteer subjects. Phase I clinical trials are designed to determine the metabolism and pharmacologic actions of a drug in humans, the side effects associated with increasing drug doses and, if possible, to gain early evidence on effectiveness. Phase I trials also include the study of structure-activity relationships and mechanism of action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes. During Phase I clinical trials, sufficient information about a drug's pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase II studies. The total number of subjects and patients included in Phase I clinical trials varies, but is generally in the range of 20 to 80 people.
Phase II
Refers to controlled clinical trials conducted to evaluate the effectiveness of a drug for a particular indication or indications in patients with the disease or condition under study and to determine the common short-term side effects and risks associated with the drug. These clinical trials are typically well controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects.
Phase III
Refers to expanded controlled and uncontrolled clinical trials, also involving patients with the disease or condition under study. These clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. They are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III trials usually include from several hundred to several thousand subjects.

        The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA's assessment of the risk/benefit ratio to the patient. To date we have conducted many of our clinical trials in Europe where they are monitored by the cognizant agency. All clinical trial test design and results, whether the trial is conducted in the United States or abroad, are subject to review by the FDA following IND or NDA filings.

        Once Phase III trials are completed, drug developers submit the results of preclinical studies and clinical trials to the FDA, in the form of an NDA, for approval to commence commercial sales. In response, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not meet regulatory approval criteria. FDA approval may not be granted on a timely basis, or at all. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product. Similar regulatory procedures must also be complied with in countries outside the United States.

        If the FDA approves the new drug application, the drug becomes available for physicians to prescribe in the United States. After approval, the drug developer must submit periodic reports to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional trials to evaluate any adverse reactions or long-term effects.

        In addition to studies requested by the FDA after approval, a drug developer may conduct other trials and studies to explore use of the approved compound for treatment of new indications. The purpose of these trials and studies and related publications is to broaden the application and use of the drug and its acceptance in the medical community.

        We will have to complete an approval process, similar to the U.S. approval process, in virtually every foreign target market for our products in order to commercialize our product candidates in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. Foreign approvals may not be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the United States. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or our collaborators.

Competition

        The pharmaceutical industry is highly competitive and marked by a number of established, large pharmaceutical companies, as well as smaller emerging companies, whose activities are directly focused on our target markets and areas of expertise. Many of our competitors possess greater financial, managerial and technical resources and have established reputations for successfully developing and marketing drugs, all of which put us at a competitive disadvantage. We face and will continue to face competition in the discovery, in-licensing, development and commercialization of our product candidates, which could severely impact our ability to generate revenue or achieve significant market acceptance of our drug candidates. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, such as vaccines, occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates or technologies obsolete or noncompetitive.

        We have six product candidates in clinical development addressing five different and substantial pharmaceutical markets. These markets are insomnia, anxiety, pain, depression and angina and hypertension. Competition in these markets includes the following drugs and pharmaceutical companies:

Insomnia Market

        Indiplon, our sleep promoting compound sublicensed to Neurocrine and Pfizer, will compete in the sedative market. This market is dominated by Ambien, marketed by Sanofi-Synthélabo, and Sonata, marketed by Elan. Significant market positions are also held by Restoril, now marketed by Mallinckrodt Inc., and Halcion, marketed by Pfizer along with their generic equivalents. Additionally, in early 2003, Sepracor filed an NDA for Estorra (esopiclone), another non-BDZ.

Anxiety Market

        Ocinaplon, our compound for the treatment of anxiety sublicensed to the joint venture with Elan, will compete in the anxiolytic market, which includes the BDZs Valium, Xanax, lorazepam and chlordiazepoxide. These drugs, together with BuSpar, marketed by Bristol-Myers Squibb Company, and the newer antidepressants make up the majority of drugs used to treat anxiety.

Pain Market

        Bicifadine, our compound for the treatment of pain sublicensed to the joint venture with Elan, targets the analgesic market. A number of pharmaceutical companies sell generic and branded narcotic and non-narcotic prescription analgesics. In the narcotic section of this market, Oxycontin, marketed by Purdue, Duragesic, marketed by Johnson & Johnson, and Vicodin and Vicoprofen, marketed by Abbott, comprised approximately 60% of all non-injectible narcotics sold in the United States in 2001 according to IMS reports. Ultram, marketed by Johnson & Johnson, remained the most dominant selling non-narcotic in 2001, comprising approximately 33% of the non-narcotic analgesic market in 2001 as defined by IMS.

Depression Market

        DOV 216,303 and DOV 21,947, currently under development in-house, will target the antidepressant market, which is dominated by SSRIs, including Prozac, marketed by Eli Lilly and other companies in generic form, as well as Paxil, marketed by GlaxoSmithKline, Zoloft, marketed by Pfizer, and Celexa, marketed by Forest Laboratories. SSRIs comprise nearly 75% of the antidepressant market. Other drugs in this market include Effexor, marketed by Wyeth-Ayerst, Wellbutrin, marketed by GlaxoSmithKline, Serzone, marketed by Bristol-Myers Squibb, tricyclics and tetracyclics.

Angina and Hypertension Markets

        DOV diltiazem will compete in the chronic stable angina and hypertension markets. Calcium channel blockers are used in the treatment of both these conditions. The diltiazem class of calcium channel blockers has been utilized extensively in the treatment of chronic stable angina, which is the most prevalent type of angina. Leading branded diltiazem products include Cardizem CD, marketed by Biovail, Tiazac, marketed by Forest in the United States and Biovail elsewhere in the world, and Cartia XT, a branded generic drug, marketed by Andrx. In February 2003, Biovail announced FDA approval for Cardizem(R) LA (long acting), a diltiazem formulation intended for nighttime dosing in the treatment of hypertension, but which holds approval potential for the treatment of angina.

Employees

        As of March 6, 2003, we had 32 employees, consisting of 29 full-time employees and three part-time employees. Of the full-time employees, nine hold Ph.D., M.D. or equivalent degrees. None of our employees is represented by a collective bargaining arrangement, and we believe our relationship with our employees is good.

Our Scientific Advisory Board

        Our scientific advisory board advises us with respect to our product development strategy as well as the scientific and business merits of licensing opportunities or acquisition of compounds and the availability of opportunities for collaborations with other pharmaceutical companies. The board consists of a group of highly regarded and experienced scientists and clinicians. We intend to compensate scientific advisory board members with stock options pursuant to our 2000 stock option and grant plan, and a fee for attendance at meetings. We intend to add additional members to the scientific advisory board. The current scientific advisory board members are:

        Robert Cancro, M.D.    is the chairman of our scientific advisory board and one of our co-founders. Since 1976, Dr. Cancro has been professor and chairman of the Department of Psychiatry at New York University School of Medicine, Director of Psychiatry at New York University Hospital and director of the Nathan S. Kline Institute for Psychiatric Research. Prior to 1976, Dr. Cancro was a professor in the Department of Psychiatry at the University of Connecticut Health Center. Dr. Cancro is a widely published, internationally recognized psychiatrist and educator, having received numerous honors and awards. He is on the editorial board of several scientific journals and is an examiner for the American Board of Psychiatry and Neurology Inc. Dr. Cancro is a Fellow of the American Psychiatric Association, the American College of Psychiatrists and the American College of Physicians. He is also a member of the Expert Advisory Panel on Mental Health for the World Health Organization and the Research Advisory Committee of the United States Secret Service. Dr. Cancro is president and a director of the International Committee Against Mental Illness and Chairman of the Section on Psychiatric Rehabilitation of the World Psychiatric Association.

        Morton E. Goldberg, D.Sc.    is a director of several biopharmaceutical companies, including Exocell, Inc., Procyon Pharmaceuticals, Inc. and Theragem, Inc. He is also a member of the scientific advisory boards of Adolor Corporation, Arena Pharmaceuticals, Inc., and InKine Pharmaceutical Company, Inc. From 1991 to 1996, Dr. Goldberg was Clinical Professor of Pharmacology and Experimental Therapeutics in the Department of Pharmacology at the University of Pennsylvania School of Medicine where he served as a liaison in development of collaborative research programs between faculty and the pharmaceutical and biotechnology industry. From 1984 to 1991, Dr. Goldberg served as Senior Vice President of Research, Development and Regulatory Affairs at ICI Pharmaceuticals Group and corporate vice president at ICI Americas, now AstraZeneca PLC. From 1977 to 1984, he was Vice President of Biomedical Research at ICI Pharmaceuticals Group. Previously, he was Director of Pharmacology at the Squibb Institute for Medical Research and prior thereto, Director of Pharmacodynamics at the Warner Lambert Research Institute.

        Larry Stein, Ph.D.    is professor and chairman of the Department of Pharmacology and professor in the Department of Psychiatry and Human Behavior at the University of California, Irvine. From 1969 to 1979, Dr. Stein served as the head of the Psychopharmacology Department at Wyeth Laboratories and adjunct professor in the Psychology Department at Bryn Mawr College and in the Departments of Psychology and Psychiatry at the University of Pennsylvania. Dr. Stein is a world renowned neuropsychopharmacologist and has served as a consultant for several pharmaceutical companies, including the Schering-Plough Corporation, American Cyanamid, Syntex Laboratories, Inc. and CoCensys, Inc.

        David H. Farb, Ph.D.    is a molecular pharmacologist and neuroscientist and serves as professor and chairman of the Department of Pharmacology and Experimental Therapeutics at Boston University School of Medicine. He served previously as Professor of Anatomy and Cell Biology and head of the Molecular Pharmacology Research Program at SUNY Downstate Medical Center. Dr. Farb's accomplishments include selection as the Fogarty Senior International Fellow at the Molecular Genetics Unit of the Medical Research Council (Cambridge, UK), membership in the Harvey Society, participation in the panel of Independent Assessors of the National Health and Medical Research Council of the Commonwealth of Australia and service on the Executive Committee at Boston University Medical School. Dr. Farb was elected chair of the Section of Biological Sciences and founded the Section of Neuroscience at the New York Academy of Sciences.

        Arvid Carlsson, M.D., Ph.D.    is a world renowned neuropharmacologist and the recipient of numerous prizes and awards, including the Nobel Prize and the Legion of Honour. Dr. Carlsson has been Professor Emeritus at the University of Gothenburg, Sweden since 1989. Prior to that, he was Professor, Pharmacology Department, University of Gothenburg since 1959 and served as chairman from 1959 to 1976. He has conducted groundbreaking research in the areas of depression, schizophrenia and Parkinson's disease.

        Roger Guillemin, M.D., Ph.D.    is a Nobel laureate and distinguished professor at The Salk Institute. Dr. Guillemin received the Nobel Prize for his work on brain hormones, which brought to light an entirely new class of hormones important in regulating growth, development, reproduction and stress response. Drugs based upon these molecules are used for the management or treatment of infertility, precocious puberty, dwarfism, diabetes and prostate cancer. He has served on several committees of the National Institutes of Health, as President of the Endocrine Society and is a member of the National Academy of Sciences, and of several other foreign academies.

        As noted in Part III, Item 10 of this Form 10-K, background and other information relating to our directors and officers is incorporated by reference from our proxy statement to be filed within 120 days after the end of our fiscal year pursuant to Regulation 14Afor our annual meeting of stockholders to be held on May 30, 2003.

Available Information

        Our Internet website address is http://www.dovpharm.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Risks Related to our Business

Our stock price is likely to be volatile and the market price of our common stock may decline.

        Prior to our April 25, 2002 initial public offering of 5,000,000 shares of our common stock, there had been no public market for our common stock and an active public market for our common stock may cease at any time. Market prices for securities of biopharmaceutical companies have been particularly volatile. In particular, our stock price has experienced a substantial decline since our initial public offering. Some of the factors that may cause the market price of our common stock to fluctuate include:

  •
  results of clinical trials conducted by us or on our behalf, or by our competitors;

  •
  business or legal developments concerning our collaborators or licensees, including Elan, Pfizer and Neurocrine;

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

        If any of the foregoing risks occur in the future, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. In this regard, following a decline in the aftermarket trading price of our common stock in connection with our initial public offering, beginning on April 30, 2002, a number of class action lawsuits were filed naming us as defendants, in addition to certain of our officers and directors and certain of our underwriters. On December 20, 2002, we entered into a settlement agreement, which is subject to court approval, to settle these lawsuits. The settlement, to be presented to the court, includes all defendants and covers as a class all those who purchased our common stock in or traceable to our initial public offering through December 20, 2002 and suffered damages. Pursuant to the settlement, the class members collectively will receive $250,000 in cash and 500,000 six-year warrants with a strike price of $10 per warrant. As of December 31, 2002, we estimated the value of these warrants at $2.3 million. We cannot assure you that the court will approve the proposed settlement agreement.

We have incurred losses since our inception and expect to incur significant losses for the foreseeable future, and we may never reach profitability.

        Since our inception in April 1995 through December 31, 2002, we have incurred significant operating losses and, as of December 31, 2002, we had an accumulated deficit of $40.7 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

  •
  conduct clinical trials;

  •
  fund the operations of DOV Bermuda;

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

        We must generate significant revenue to achieve and maintain profitability. We may not be able to generate sufficient revenue and we may never be able to achieve or maintain profitability.

We are dependent on the successful outcome of clinical trials for our six lead product candidates.

        None of our product candidates is currently approved for sale by the FDA or by any other regulatory agency in the world, and our product candidates may never be approved for sale or become commercially viable. Before obtaining regulatory approval for the sale of our product candidates, they must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. Our success will depend on the success of our currently ongoing clinical trials and subsequent clinical trials that have not yet begun.

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

  •
  we or the FDA may suspend the clinical trials of our product candidates for any of a number of reasons;

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

        Our revenue is unpredictable and has fluctuated significantly from year-to-year and quarter-to-quarter and will likely continue to be highly volatile. We believe that period-to-period comparisons of our past operating results are not good indicators of our future performance and should not be relied on to predict our future results. For example, in 2000 we recorded no revenue, while in 2001 we had $5.7 million in revenue primarily as a result of an upfront license fee from Biovail and a milestone payment from Neurocrine, and in 2002 we recorded $2.4 million in revenue primarily as a result of the amortization of the upfront license fee from Biovail. In the future, our operating results in a particular period may not meet the expectations of any securities analysts whose attention we may attract, or those of our investors, which may result in a decline in the market price of our common stock.

We rely entirely on the efforts of Neurocrine and Pfizer for the development, design and implementation of clinical trials, regulatory approval and commercialization of our insomnia compound, indiplon.

        In 1998, we sublicensed indiplon to Neurocrine without retaining any material rights other than the right to receive milestone payments and royalties on product sales, if any. In December 2002, Neurocrine entered into a development and commercialization agreement with Pfizer Inc. for indiplon. The clinical development, design and implementation of clinical trials, the preparation of filings for FDA approval and, if approved, the subsequent commercialization of indiplon, and all other matters relating to indiplon, are entirely within the control of Neurocrine and Pfizer. We will have no control over the process and, as a result, our ability to receive any revenue from indiplon is entirely dependent on the success of their efforts. Neurocrine and Pfizer may fail or otherwise decide not to devote the resources necessary to successfully develop and commercialize indiplon, which would impair our ability to receive milestone or royalty payments, if any, in respect of indiplon.

Our success in developing our product candidates depends upon the performance of our licensees and collaborative partners.

        Our efforts to develop, obtain regulatory approval for and commercialize our existing and any future product candidates depend in part upon the performance of our licensees and collaborative partners. Currently, we have license and collaborative agreements with Elan, Neurocrine, Pfizer and Wyeth-Ayerst. Neurocrine has recently entered into a development and commercialization agreement with Pfizer involving a further sublicense under our agreement with Neurocrine. In connection with certain of these agreements, we have granted certain rights, including development and marketing rights and rights to defend and enforce our intellectual property. We do not have day-to-day control over the activities of our licensees or collaborative partners and cannot assure you that they will fulfill their obligations to us, including their development and commercialization responsibilities in respect of our product candidates. We also cannot assure you that our licensees or collaborators will properly maintain or defend our intellectual property rights or that they will not utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Further, we cannot assure you that our licensees or collaborators will not encounter conflicts of interest, changes in business strategy or other business issues, or that they will not acquire or develop rights to competing products, all of which could adversely affect their willingness or ability to fulfill their obligations to us.

        On July 31, 2002, Elan, our partner in the DOV Bermuda, announced a recovery plan that includes the divestiture of its businesses, assets and products that are no longer core. Elan has advised us that it will no longer fund its pro rata portion of the joint venture expenses, effective January 1, 2003. We intend to fund Elan's portion of the joint venture expenses, but will also assess our options, including seeking substitute collaborative arrangements. Whatever the outcome of the foregoing, we are committed to pursuing the development of the joint venture product candidates, bicifadine and ocinaplon, on the present schedule. In March 2003, we and Biovail terminated our collaboration for

DOV diltiazem. Biovail has agreed to carry out, at customary rates payable by us, our next scheduled Phase I clinical trial of DOV diltiazem.

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

The business purposes of our joint venture with Elan could be frustrated by potential voting deadlocks.

        We agreed in our joint development and operating agreement with Elan that major decisions relating to our joint venture will be made through mutual consent despite our 80.1% ownership position. While this requirement of mutual consent expired in January 2003, the requirement may revert if the joint venture exceeds its budget by 25% in any fiscal year. As a result, if the joint venture budget is exceeded by 25%, deadlocks may occur on major business issues relating to the development of ocinaplon and bicifadine. Under these circumstances, our ability to move forward with clinical development of these product candidates may be delayed. These contractual voting provisions with Elan could lead to delays in the development of these product candidates. For a more detailed explanation of our joint venture with Elan please refer to the text under the subheadings "Collaborations and Licensing Agreements—Elan Corporation, plc and Elan International Services, Ltd."

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

Our flexibility to sell a material portion of our assets, in the best interest of our stockholders, may be impeded by Elan.

        Under the 1999 Stock Purchase Agreement with Elan, we covenanted not to sell all or any material portion of our assets without the consent of Elan so long as either of our notes held by Elan is outstanding. Those notes come due in January 2005, and may not be repaid prior to that time without Elan's consent. Thus, the sale prior to January 2005 of a material asset may require Elan's consent and lead to negotiations over consideration for Elan's consent or Elan's involvement in sale terms or Elan's declination to give its consent, which could have adverse consequences to us.

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

        At December 31, 2002, we had cash and cash equivalents and marketable securities of $60.3 million. We currently have no commitments or arrangements for any financing. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least the end of 2004. We believe that we may require additional funding after that time to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We cannot assure you that financing will be available when needed on terms acceptable to us, if at all. We may continue to seek additional capital through public or private financing or collaborative agreements. If adequate funds are not available, we may be required to curtail significantly or eliminate at least temporarily one or more of our product development programs.

The success of our business depends upon the members of our senior management team, our scientific staff and our ability to continue to attract and retain qualified scientific, technical and business personnel.

        We are dependent on the members of our senior management team, in particular, our Chief Executive Officer, Dr. Arnold Lippa, our President, Dr. Bernard Beer, our Vice President and Chief Scientific Officer, Dr. Phil Skolnick, and our Senior Vice President, Drug Development, Dr. Laurence Meyerson, for our business success. Moreover, because of the specialized scientific and technical nature of our business, we are also highly dependent upon our scientific staff, the members of our scientific advisory board and our continued ability to attract and retain qualified scientific, technical and business development personnel. Drs. Lippa and Beer each hold a substantial amount of vested common stock not subject to repurchase in the event of termination. We do not carry key man life insurance on the lives of any of our key personnel. There is intense competition for human resources, including management in the scientific fields in which we operate and there can be no assurance that we will be able to attract and retain qualified personnel necessary for the successful development of our product candidates, and any expansion into areas and activities requiring additional expertise. In addition, there can be no assurance that such personnel or resources will be available when needed. The loss of the services of Drs. Lippa, Beer, Skolnick or Meyerson, or other key personnel, could severely harm our business.

Because some of our patents with respect to some of our product candidates have expired or will expire in the near term, we may be required to rely solely on the Hatch-Waxman Act for market exclusivity.

        A number of patents that we licensed from Wyeth-Ayerst have expired, including the patent that provides protection for the use of DOV 216,303 for the treatment of depression and the use of bicifadine for the treatment of pain. In addition, our patent covering ocinaplon is due to expire in June 2003. Patents protecting intermediates useful in the manufacture of ocinaplon are due to expire in 2007. The numerous patent applications pending and others in preparation covering our compounds, even if approved, may not afford us adequate protection against generic versions of our product candidates or other competitive products. In the event we achieve regulatory approval to market any of our product candidates, including bicifadine, DOV 216,303 or ocinaplon, and we are unable to obtain adequate patent protection for the ultimate marketed product, we will be required to rely to a greater extent on the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity. The Hatch-Waxman Act generally provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting filing of an abbreviated new drug application, or ANDA, by a generic competitor for up to five years after the drug is first approved. The Hatch-Waxman Act, however, also accelerates the approval process for generic competitors using the same active ingredients once the period of statutory exclusivity has expired. It may also in practice encourage more aggressive legal challenges to the patents protecting approved drugs. In addition, because some of our patents have expired, third parties may develop competing product candidates using our product compounds and if they obtain regulatory approval for those products prior to us, we would be barred from seeking an ANDA for those products under the Hatch-Waxman Act for the applicable statutory exclusivity period.

Our business activities require compliance with environmental laws, which if violated could result in significant fines and work stoppage.

        Our research and development programs, and the manufacturing operations and disposal procedures of our contractors and collaborators, are affected by federal, state, local and foreign environmental laws.

Although we intend to use reasonable efforts to comply with applicable environmental laws, our contractors and collaborators may not comply with these laws. Failure to comply with environmental laws could result in significant fines and work stoppage, and may harm our business.

We intend to pursue a rapid growth strategy, which could give rise to difficulties in managing and successfully implementing such growth.

        Our company was formed in April 1995 and, consequently, we have a limited operating history. As of March 6, 2003, we employed 29 full-time employees and three part-time employees, and we have numerous product candidates in various stages of development. We intend to pursue a strategy of growth, both with regard to infrastructure and personnel, and will seek to aggressively develop our current product candidates and to acquire new product candidates. In the event of rapid growth in our operations, we will need to hire additional personnel, some of whom, due to the specialized scientific and technical nature of our business, must possess advanced degrees, be highly skilled and have many years of experience. We may be unable to attract and retain the necessary qualified personnel, or such personnel may not be available when needed, to successfully meet our growth needs. We cannot assure you that we will be able to obtain the personnel needed to achieve such growth or that we will be able to obtain and maintain all regulatory approvals and comply with all applicable laws, regulations and licensing requirements that may be necessary as a result of such growth.

Certain of our officers and directors own a substantial percentage of our voting securities, enough to control or determine the outcome of any matter submitted to our stockholders for approval.

        Our current officers and directors, who in the aggregate beneficially own 4,532,120 shares of our common stock, beneficially own 28.40% of the shares of our common stock. Accordingly, these insider stockholders and their affiliates will have sufficient voting power to effectively control the election of our board of directors, direct the appointment of our officers and, in general, determine the outcome of any corporate transaction or similar matters submitted to our stockholders for majority approval. For a more detailed explanation regarding the beneficial ownership of our common stock by our officers and directors, please refer to the disclosure called for by Part III, Item 12 of this Form 10-K (incorporated by reference from our Proxy Statement).

Our bylaws require us to indemnify our officers and directors to the fullest extent permitted by law, which may obligate us to make substantial payments and in some instances payments in advance of judicial resolution of entitlement.

        Our bylaws require that we indemnify our directors, officers and scientific advisory board members, and permit us to indemnify our other employees and agents, to the fullest extent permitted by the Delaware corporate law. This could require us, with some legally prescribed exceptions, to indemnify our directors, officers and scientific advisory board members against any and all expenses, judgments, penalties, fines and amounts reasonably paid in defense or settlement in connection with an action, suit or proceeding. For directors, our bylaws require us to pay in advance of final disposition all expenses including attorneys' fees incurred by them in connection with any action, suit or proceeding relating to their status or actions as directors. Advance payment of legal expenses is discretionary for officers, scientific advisory board members and other employees or agents. We may make these advance payments provided that they are preceded or accompanied by an undertaking on behalf of the indemnified party to repay all advances if it is ultimately determined that he or she is not entitled to be indemnified by us. Accordingly, we may incur expenses to meet these indemnification obligations, including expenses that in hindsight are not qualified for reimbursement and possibly not subject to recovery as a practical matter.

Provisions of Delaware law, our charter and by-laws and our stockholders rights plan may make a takeover more difficult.

        Provisions of our certificate of incorporation and by-laws and in the Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. Moreover, our stockholders rights plan, adopted in October 2003, commonly called a poison pill, empowers our board of directors to delay or negotiate, and thereby possibly to thwart, any tender or takeover attempt the board of directors opposes. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. We also have a staggered board of directors that makes it difficult for stockholders to change the composition of our board of directors in any one year. These anti-takeover provisions could substantially impede the ability of public stockholders to change our management and board of directors.

Risks Related to our Industry

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

        We are focused on developing product candidates for the treatment of central nervous system, cardiovascular, urological and other disorders that involve alterations in neuronal processing. We have a number of competitors. If one or more of their products or programs are successful, the market for our product candidates may be reduced or eliminated. Compared to us, many of our competitors and potential competitors have substantially greater:

  •
  capital resources;

  •
  research and development resources, including personnel and technology;

  •
  regulatory experience;

  •
  preclinical study and clinical testing experience; and

  •
  manufacturing, distribution and marketing experience.

        As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates or technologies. Our competitors may also develop drugs that are more effective and less costly than ours and may also be more successful than we and our collaborators or licensees in manufacturing and marketing their products.

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

        We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our collaborators, licensees, employees and consultants. We also have confidentiality and invention or patent assignment agreements with our employees and some of, but not all, our collaborators and consultants. If our employees, collaborators or consultants breach these agreements or common law principles, we may not have adequate remedies for any such breach, and our trade secrets may otherwise become known to or independently discovered by our competitors.

        In addition, although we own or otherwise have certain rights to a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents or the patents of our collaborators or licensees. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents, or the patents of our collaborators or licensees, or that challenges will result in elimination of patent claims and therefore limitations of coverage. Moreover, competitors may infringe our patents, the patents of our collaborators or licensees, or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the ground that our patents do not cover its technology. In addition, interference proceedings brought by the USPTO may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensees. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. We cannot assure you that we, or our collaborators or licensees, will be able to prevent misappropriation of our respective proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

        Our royalties or profits will be heavily dependent upon the availability of reimbursement for the use of our products from third-party health care payors, both in the United States and in foreign markets. The health care industry and these third-party payors are experiencing a trend toward containing or reducing the costs of health care through various means, including lowering reimbursement rates and negotiating reduced payment schedules with service providers for drug products. These cost-containment efforts could adversely affect the market acceptance of our product candidates and may also harm our business. There can be no assurance that we will be able to offset any of the payment reductions that may occur.

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

ITEM 2. PROPERTIES

        We currently lease and occupy approximately 11,284 square feet in our executive offices located in Hackensack, New Jersey. Our lease will expire if not renewed in June 2004.

ITEM 3. LEGAL PROCEEDINGS

Securities Class Action Lawsuits

        From April 30, 2002, a number of class action lawsuits were filed naming us as defendants, certain of our officers and directors and certain of the underwriters in our April 24, 2002 initial public offering of 5,000,000 shares of our common stock. The lawsuits were filed in the United States District Court for the Southern District of New York and the Untied States District Court for the District of New Jersey. The complaints that have been served allege violations of Sections 11, 12 and 15 of the Securities Act of 1933 as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, based upon our alleged failure to disclose the filing of a revised registration statement and prospectus for our initial public offering reflecting changes to the 1999 financial statements of our joint venture with Elan, DOV (Bermuda), Ltd. These class actions were brought on behalf of purchasers of our common stock in or traceable to our initial public offering and seek money damages or rescission. On August 16, 2002, Judge Sweet consolidated before him the lawsuits, previously consolidated, filed in the United States District Court for the District Court of New Jersey with the lawsuits filed in the Southern District. On December 20, 2002, we entered into a settlement agreement, which is subject to court approval, to settle these lawsuits. The settlement, to be presented to the court, includes all defendants and covers as a class all those who purchased common stock of DOV in or traceable to our initial public offering through December 20, 2002 and suffered damages. If the proposed settlement is approved by the court,we will pay in the aggregate to the plaintiffs (i) $250,000 and (ii) 500,000 six-year warrants to purchase our common stock exercisable at $10.00 per share. As of December 31, 2002, we estimated the value of these warrants at $2.3 million. On January 21, 2003, the United States District court authorized notice of the proposed class action settlement that was sent to all putative class members. The notice informed class members of their rights including their rights to object to the proposed settlement and to pursue their claims separately.

        While we expect that the court will approve the class action settlement terms, we cannot provide any assurance that this will occur, or that the settlement terms reached will not be changed in response to court objections or that litigation will not resume if the settlement is not approved. If the securities litigation resumes we believe we have meriotorious defenses to the claims alleged, and we would vigorously defend against the claims. In such event, we would incur expenses, including attorneys' fees, in defending the securities class actions.

Related Directors and Officers Insurance Arbitration

        In connection with the securities class action lawsuits described above, our providers of primary and excess liability insurance for directors and officers, D&O, have asserted that the policy binders they issued in connection with our initial public offering are not effective because, among other reasons, the carriers claim that they never approved the documentation provided with policy application, including the final registration statement, and the carriers claim that such approval is a prerequisite to their policy's effectiveness.

        We strongly disagree with their positions, have advised the carriers that we intend to hold them to their original binder terms as we vigorously pursue resolution of these matters, and have initiated arbitration against the primary D&O carrier. We cannot provide any assurance that a satisfactory resolution of these matters will be achieved or that litigation will not ensue. Pending resolution, we will incur expenses, including attorneys' fees, in attempting to resolve the coverage disputes. These expenses may be significant and, as a result, may materially and adversely affect our results of operations. In addition, our inability to obtain coverage as provided in our original binders could adversely affect our financial condition, results of operations and liquidity, since expenses incurred in defending the class actions may not be reimbursable by the insurers and any losses in respect of the class action lawsuits may be borne solely by us. If the arbitration results in an award that there is no primary D&O coverage, we will be responsible for losses, if any, up to $10.3 million, normally covered by such insurance for director and officer reimbursement.

        We have reached an agreement with the excess D&O carrier that for claims other than the securities class action lawsuits described above, the excess D&O policy will remain in place, effective for losses in excess of $10.3 million. If we and our officers and directors are not covered by primary D&O insurance, our ability to recruit and retain officers and directors may be adversely affected. We cannot assure you that replacement primary D&O coverage will be available or, if it is, will be available on financial terms comparable to those offered by the original primary carrier that has denied coverage. Further, if replacement coverage is secured, it will not cover previously-initiated class or related class actions arising out of our initial public offering and may contain other exceptions and coverage restrictions not found in the primary carrier's original policy binder.

        We are not a party to any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market under the symbol DOVP.

        The following table sets forth the high and low sales prices for our common stock, as quoted on the Nasdaq National Market, for each quarter since our initial public offering on April 24, 2002. The purchase price to underwriters on that date was $13.00.

Year 2002	High	Low
Second Quarter (since April 25, 2002)	$12.00	$3.89
Third Quarter	$4.67	$3.29
Fourth Quarter	$7.30	$3.70
Year 2003
First Quarter (through March 21, 2003)	$6.90	$5.10

        As of March 6, 2003, there were approximately 43 stockholders of record of our common stock. We cannot estimate with any confidence or accuracy how many beneficial owners are represented by the stockholders of record. We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

        We completed our initial public offering of our common stock pursuant to our Registration Statement on Form S-1 under the Securities Act of 1933 (File No. 333-81484) on April 30, 2002, having priced on April 24, 2002. All 5,000,000 shares of common stock offered in the final prospectus were sold at a price per share of $13.00. The managing underwriters of our offering were CIBC World Markets Corp., Lehman Brothers Inc., Lazard Freres & Co. LLC and Fidelity Capital Markets, a division of National Financial Services LLC. The aggregate gross proceeds of the shares offered and sold were $65.0 million that resulted in net proceeds to us of approximately $59.0 million after deducting underwriting discounts and commissions and other offering expenses of approximately $6.0 million. As of December 31, 2002, the majority of the net proceeds from the offering are primarily invested in cash and cash equivalents, short-term money market accounts and investment-grade securities.

        See Part III, Item 12 of this Form 10-K for information regarding securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with our financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included in Part II, Item 8 in this Form 10-K.

        The following tables present selected financial data at and for the years ended December 31, 1998, 1999, 2000, 2001 and 2002. The statement of operations data for the years ended December 31, 2000, 2001 and 2002, and the balance sheet data at December 31, 2001 and 2002, have been derived from our audited financial statements included in Part II, Item 8 in this Form 10-K. The balance sheet data at December 31, 1999 and 2000, and the statements of operations data for the year ended December 31, 1999, have been derived from our audited financial statements not included in this Form 10-K. The statement of operations data for the year ended December 31, 1998 and the balance sheet data at December 31, 1998 have been derived from our unaudited financial statements not included in this Form 10-K.

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$83	$—	$—	$5,711	$2,390
Operating expenses:
Royalty expense	—	—	—	1,111	—
General and administrative expense	253	1,019	1,348	2,343	3,903
Research and development expense	538	1,723	2,640	5,525	10,311

Loss from operations	(708)	(2,742)	(3,988)	(3,268)	(11,824)
Loss in investment in DOV Bermuda	—	(8,443)	(1,318)	(1,434)	(1,017)
Interest income	—	50	223	366	1,067
Interest expense	(4)	(581)	(852)	(1,491)	(2,017)
Other income (expense), net	5	—	—	423	(3,029)

Net loss	(707)	(11,716)	(5,935)	(5,404)	(16,820)
Deemed dividend on conversion of series A preferred	—	(12)	—	—	—
Deemed dividend on issuance of series B preferred	—	(125)	—	—	—
Deemed dividend on issuance of series C preferred	—	—	(49)	—	—
Deemed dividend on issuance of series D preferred	—	—	—	(97)	—
Net loss attributable to common stockholders	$(707)	$(11,853)	$(5,984)	$(5,501)	$(16,820)

Basic and diluted net loss per share	$(0.17)	$(2.46)	$(1.23)	$(1.12)	$(1.47)

Weighted average shares used in computing basic and diluted net loss per share	4,179,600	4,826,540	4,877,496	4,894,138	11,440,731
	Years Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$97	$1,060	$4,338	$13,652	$60,346
Working capital	(344)	643	3,237	11,831	54,114
Total assets	210	1,790	5,550	18,080	66,150
Long-term debt	—	9,906	11,866	12,796	13,800
Redeemable preferred stock	440	—	6,021	14,838	—
Accumulated deficit	(790)	(12,506)	(18,440)	(23,845)	(40,665)
Total stockholders' (deficit) equity	(674)	(8,894)	(14,022)	(18,036)	40,759

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are focused on the discovery, in-licensing, development and commercialization of novel drug candidates for the treatment of central nervous system, cardiovascular and urological disorders that involve alterations in neuronal processing. In 1998, we licensed four of our product candidates from Wyeth-Ayerst: indiplon, for the treatment of insomnia, bicifadine, for the treatment of pain, ocinaplon, for the treatment of anxiety, and DOV 216,303, for the treatment of depression. We sublicensed indiplon to Neurocrine in 1998 in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine has recently entered into a development and commercialization agreement with Pfizer for indiplon. We are developing bicifadine and ocinaplon through DOV Bermuda, our joint venture with Elan. Through

January 2003, DOV diltiazem was being developed through our collaboration with Biovail, which we entered into in January 2001.

        Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of December 31, 2002, we had an accumulated deficit of $40.7 million. We have depended upon equity and debt financings and to a lesser degree license fee, research and development and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

        We have a limited history of operations and anticipate that our quarterly results of operations will fluctuate for several reasons, including the timing and extent of our research and development efforts, the timing and extent of our adding new employees and infrastructure, the timing of milestone, license fee and royalty payments and the timing and outcome of regulatory approvals.

        Our revenue has consisted primarily of license fees and milestone payments from our collaborative partners and licensees. We record revenue on an accrual basis when amounts are considered collectible. Revenue received in advance of performance obligations, or in cases where we have a continuing obligation to perform services, is deferred and amortized over the performance period. Revenue from milestone payments that represent the culmination of a separate earnings process is recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. License and milestone revenue are typically not consistent or recurring in nature. Our revenue has fluctuated from year-to-year and quarter-to-quarter and this will likely continue.

        Our operating expenses consist primarily of royalty expense, costs associated with research and development and general and administrative costs associated with our operations. Royalty expense consists of milestone payments accrued under our license agreement with Wyeth-Ayerst. Research and development expense consists primarily of compensation and other related costs of our personnel dedicated to research and development activities, as well as outside clinical trial expenses and professional fees related to clinical trials, toxicology studies and preclinical studies. Research and development expense also includes our expenses related to development activities of DOV Bermuda. General and administrative expense consists primarily of the costs of our senior management, finance and administrative staff, business insurance and professional fees, and costs associated with being a public reporting entity.

        We expect research and development expense to increase substantially in the foreseeable future. We expect that a large percentage of this will be incurred in support of our clinical trial programs and toxicology studies for bicifadine, ocinaplon, DOV diltiazem, DOV 216,303 and DOV 21,947, as well as our product candidates in our preclinical program if they progress into clinical trials. It is not unusual for the clinical development of these types of products to each take five years or more, and for total development costs to exceed $50 million for each product. We are not responsible for the clinical program for indiplon. We, therefore, are unable to estimate the amount of expenditures necessary to complete their development. We in-licensed bicifadine and ocinaplon after Wyeth-Ayerst had already completed a considerable amount of development work, including major toxicology and manufacturing development programs for both compounds, as well as four Phase I and 14 Phase II clinical trials for bicifadine and four Phase I clinical trials for ocinaplon. As of December 31, 2002, DOV Bermuda has spent approximately $9.1 million on the development of bicifadine and $11.7 million on the development of ocinaplon in connection with their respective clinical development programs. Additionally, DOV Bermuda incurred $10.0 million in technology license fees for the two products and the Elan technology. As of December 31, 2002, we have incurred approximately $916,000 and $1.9 million in development expenses for DOV 21,947 and DOV 216,303, respectively.

        We expect that the development of these five product candidates will require substantial additional time and expense. This includes, for ocinaplon and bicifadine, our loss of funding support from Elan starting with January 2003, and for DOV diltiazem, our loss of funding support from Biovail starting with February 2003, until other collaborative relationships can be found. The time and cost of completing the clinical development of our product candidates will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design and endpoints, availability of patients to participate in trials, the results of clinical trials, the number of clinical trials required to be conducted, unanticipated trials, the length of time of the regulatory review process, the relative efficacy of the product versus treatments already approved and our ability to enter into new development collaborations. In light of these many uncertainties, we are unable to estimate the length of time or the costs that will be required to complete the development of these product candidates.

        In January 1999, we entered into a joint venture with Elan. As part of the transaction, we formed DOV Bermuda to develop controlled release formulations of ocinaplon and bicifadine. We own 80.1% of the outstanding common stock of DOV Bermuda. However, Elan has retained significant minority investor rights that are treated as "participating rights" as defined in Emerging Issues Task Force Consensus, or EITF, No. 96-16 "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." Therefore, we do not consolidate the financial statements of DOV Bermuda, but instead account for our investment in DOV Bermuda under the equity method of accounting. We record our 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development expense incurred by us on behalf of DOV Bermuda and as Loss in Investment in DOV Bermuda for our 80.1% interest in the remaining loss of DOV Bermuda, including that attributable to research and development expense of Elan. As Elan's participating rights expired as of January 2003, we will begin to consolidate the results of DOV Bermuda as of January 1, 2003.

        Elan loaned us $8.0 million in the form of a convertible exchangeable promissory note to fund our investment in DOV Bermuda. Elan has the right to convert the outstanding principal amount of this note at any time, together with accrued unpaid interest, into shares of our common stock at $3.98 per share. Alternatively, as of December 31, 2002, Elan could exchange the principal portion of the note for an additional equity interest in DOV Bermuda such that our equity interests would be equal. We expect this would have resulted in our transferring a portion of the shares we hold to Elan. We are accounting for this exchange feature in accordance with EITF 86-28 "Accounting Implications of Indexed Debt Instruments." This requires us to record an additional liability for this feature if the value of the interest Elan can obtain in the joint venture is more than the principal amount of the note. Since we issued this note to Elan, this feature has not resulted in any interest expense and in March 2003, the exchange feature of the note was eliminated. To the extent Elan has not converted the note, the unpaid principal and accrued interest are due and payable on January 20, 2005.

        Elan agreed to lend us up to $7.0 million to fund our pro rata share of research and development funding in DOV Bermuda. For this purpose, we issued to Elan a convertible promissory note, which we refer to as the convertible line of credit, that bears interest at 10% per annum compounded semi-annually on the amount outstanding. This convertible line of credit matures on January 20, 2005, at which time the principal amount and accrued unpaid interest become due and payable. The convertible line of credit may not be prepaid by us without Elan's prior written consent. At any time prior to the date the convertible line of credit is repaid in full, Elan has the right to convert the outstanding principal and accrued unpaid interest of the convertible line of credit into shares of our common stock at $3.41 per share. As of December 31, 2002, we have drawn down $2.4 million on the convertible line of credit and, with interest at 10% per annum compounded semi-annually, the note is carried at $3.3 million at December 31, 2002. Our ability to borrow further under the convertible promissory note expired on March 27, 2002. Please refer to note 5 of our financial statements under Part II, Item 8 of this Form 10-K and the text of subheading "Collaborations and Licensing Agreements—Elan Corporation, plc and Elan International Service, Ltd." under Part I, Item 1 of this Form 10-K.

        On July 31, 2002, Elan announced a recovery plan that includes the divestiture of its businesses, assets and products that are no longer core. Elan has advised us that it will no longer fund its pro rata portion of the joint venture expenses effective January 1, 2003. We intend to fund Elan's portion of the joint venture expenses but will also assess our options, including seeking substitute collaborative arrangements. The joint venture agreement, in this case, provides that Elan's original equity interest in the joint venture will be diluted using a formula that compares respective overall funding contributions, but giving an extra 50% dollar credit to our continued funding not matched by Elan's pro rata contribution equal to the parties' equity relationship. We are committed to pursuing the development of the joint venture product candidates, ocinaplon and bicifadine, on the present schedule. DOV Bermuda's loss is primarily related to the research and development expenses incurred to conduct clinical trials for ocinaplon and bicifadine. These expenses include payments to Elan and us for contract research services that include a mark-up.

        During 2002, 2001 and 2000, in connection with the grant of stock options to employees, we incurred compensation expense totaling $73,000, $1.1 million, and $118,000, respectively. These amounts represent the difference between the fair value of our common stock on the date the options were granted and the applicable exercise prices for those options granted during the time period, and are amortized using an accelerated vesting method over the vesting period for the options. This method results in increased compensation expense in earlier years than straight-line vesting. During 2002, 2001 and 2000, we recorded amortization of stock compensation expense of $605,000, $332,000, and $148,000, respectively and in 2002 we recorded a non cash stock compensation expense of $136,000 for the acceleration of certain options for certain severed employees. At December 31, 2002, 2001 and 2000, $276,000, $808,000, and $21,000 remained to be amortized over the vesting periods of the stock options, of which $233,000 will be amortized in 2003 and the remainder through 2005. Please refer to note 2 of our financial statements included under Part II, Item 8 of this Form 10-K.

        Additionally, during 2002, 2001 and 2000, we granted options and warrants to outside consultants at fair value on the date of grant in exchange for future services. These options and warrants are required to be accounted for in accordance with Statement of Financial Accounting Standards, or SFAS 123 "Accounting for Stock Based Compensation" and EITF 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" and at the fair value of the consideration received, or the fair value of the equity instrument issued, whichever may be more readily measured. As the performance of services is completed, we revalue the options and warrants that have been earned during the period. We valued these securities at the fair value using a Black-Scholes methodology. During 2002, 2001 and 2000, in connection with the grant of these stock options and warrants to outside consultants, we recorded stock compensation expense totaling $233,000, $293,000 and $246,000 respectively. We may be required to record additional expense on a quarterly basis based upon increases in the fair value of our common stock. Please refer to note 8 of our financial statements included under Part II, Item 8 of this Form 10-K.

        In May and June 2000, we sold series C preferred stock for net cash proceeds of $6.4 million and in August and October of 2001, we sold series D preferred stock for net cash proceeds of $9.0 million. Our series C and series D preferred stock included beneficial conversion features to be calculated in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments". This resulted in a deemed dividend of $49,000 in 2000 in connection with the issuance of our series C preferred stock and $97,000 in 2001 in connection with the issuance of our series D preferred stock. These amounts increased the net loss attributable to common stockholders.

Results of Operations

Years Ended December 31, 2002 and 2001

        Revenue.    Our revenue was $2.4 million for 2002 as compared to $5.7 million for 2001. In 2002 our revenue was comprised of $2.2 million of amortization of the $7.5 million fee we received on signing of the license, research and development agreement for our collaboration with Biovail in January 2001 and $150,000 in revenue from contract research services performed under our collaboration with Biovail. The upfront payment has been deferred and is being amortized to revenue over the estimated research and development period. During 2001 this period was estimated to be 36 months. As of July 1, 2002, we revised this estimate to be approximately 41 months and, accordingly, the amortization of the remaining balance beginning July 1, 2002 reflects this revised time period. This adjustment to the estimate for the development period was made as a result of unexpected results obtained in a Phase I pharmacokinetic study in which we discovered that a high fat meal, proximate to dosing, retarded the bioavailability of the immediate release component of the diltiazem formulation under development. We intend to conduct an additional Phase I pharmacokinetic study in order to evaluate strategies to overcome this food effect. This additional study has delayed the initiation of the Phase III clinical trial by several months and thereby extended our total development timeline. In 2001, our revenue was comprised of $2.3 million in license fees from Biovail, a $3.2 million milestone payment from Neurocrine, which included $1.3 million in cash and warrants to purchase shares of Neurocrine's common stock valued at $1.9 million, and $245,000 in revenue from contract research services performed under our collaboration with Biovail.

        Royalty Expense.    We did not incur royalty expense in 2002. The royalty expense of $1.1 million for 2001reflected Wyeth-Ayerst's share of the milestone payment and warrants we received under our sublicense agreement with Neurocrine.

        Research and Development Expense.    Research and development expense increased $4.8 million to $10.3 million for 2002 from $5.5 million in 2001. Approximately $2.6 million of the increase in research and development expense was attributable to increased costs associated with the Phase II clinical trials and toxicology studies for ocinaplon and bicifadine, including allocated payroll and overhead of $354,000, and $2.2 million was primarily attributable to increased costs for clinical trials and toxicology studies for our other compounds. Research and development expense included increased costs associated with personnel of approximately $650,000 and severance for two employees of $311,000, which includes $136,000 of a charge taken for the acceleration of certain options for the severed employees. Research and development expense included non-cash, stock-based compensation expense of $452,000 in 2002 and $288,000 in 2001.

        General and Administrative Expense.    General and administrative expense increased $1.6 million to $3.9 million in 2002 from $2.3 million in 2001. The increase was primarily attributable to increased payroll costs of $941,000, increased office and related expenses of $510,000 and increased professional fees of $108,000. The increase in payroll costs was primarily attributable to increased non-cash compensation expense of $378,000, and increased salaries and bonuses of $503,000 as we expanded our operations. The increase in office and related expenses was primarily related to an increase in directors and officers' liability insurance premiums of $322,000, an increase in advertising expense of $77,000, an increase in corporate taxes of $51,000 and an increase in data processing and online services of $50,000. The increase in professional fees is primarily related to an increase in accounting related expenses of $123,000, offset by a net decrease in various other professional fees of $15,000. General and administrative expense included non-cash, stock-based compensation expense of $522,000 in 2002 and $337,000 in 2001.

        Loss in Investment in DOV Bermuda.    Loss in investment in DOV Bermuda decreased $417,000 to $1.0 million in 2002 from $1.4 million in 2001. The decrease resulted primarily from decreased costs associated with formulation development work for ocinaplon and bicifadine performed by Elan.

        Interest Income.    Interest income increased $700,000 to $1.1 million in 2002 from $366,000 in 2001. The increase was due to higher balances of cash and cash equivalents in 2002 resulting from the $59.0 million of net proceeds received from our initial public offering, offset by lower average interest rate yields in 2002.

        Interest Expense.    Interest expense increased $526,000 to $2.0 million in 2002 from $1.5 million in 2001, primarily attributable to our convertible exchangeable promissory note and convertible line of credit with Elan. Approximately $75,000 of the increase was due to the impact of higher outstanding balances on the convertible exchangeable promissory note and the convertible line of credit. Both the Elan convertible exchangeable promissory note and convertible line of credit contain interest that will, at Elan's option, be paid either in cash or our common stock. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued on the notes. This feature resulted in additional interest expense of $1.0 million for 2002, an increase of $452,000 from 2001. To the extent the value of our common stock is at or above $3.98 per share with respect to the convertible exchangeable promissory note or $3.41 per share with respect to the convertible line of credit, we will continue to incur additional interest expense each time interest is accrued on the particular note.

        Other Income (Expense), net.    Other income and expense (net) decreased $3.4 million from a net income of $423,000 in 2001 to a net expense of $3.0 million in 2002. In 2002, other income (expense), net consisted primarily of $2.5 million in a reserve for, pending court approval, settlement of a securities class action lawsuit discussed below and $501,000 of expense associated with the net decrease in the value of the warrants to acquire Neurocrine common stock, which we earned in 2001 upon the achievement of a certain milestone offset by the corresponding decrease in the liability to Wyeth-Ayerst. In 2001, other income, net consisted primarily of a net increase of $423,000 in value of the Neurocrine warrants.

        On December 20, 2002, we entered into a settlement agreement, which is subject to court approval, to settle class action lawsuits that had been filed against us on behalf of purchasers of our common stock in or traceable to our initial public offering described in Part I, Item III of this Form 10-K. If the proposed settlement is approved by the court we will pay in the aggregate to the plaintiffs (i) $250,000 and (ii) 500,000 six-year warrants to purchase our common stock exercisable at $10.00 per share. Based on the terms of the settlement agreement, we determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, as of December 31, 2002, we established an estimate for the cost of the litigation settlement of $2.5 million, with $2.3 million representing our estimate of the liability for the fair value of the warrants. We estimated the fair value of the warrants using a Black-Scholes methodology. Significant assumptions included our closing stock price as of December 31, 2002 of $6.80 per share and a volatility factor of 82.242% based on the 90-day volatility as reported by Bloomberg for the 90 days ended December 31, 2002. The fair value of the warrants will fluctuate based on many factors, including, but not limited to, the fair value of our common stock and the volatility in our common stock. The majority of the value in the liability at December 31, 2002, relates to our current stock price, the term of the warrants and the fact that our common stock is volatile. The final value of the overall settlement may differ significantly from the estimates currently recorded depending on the variety of factors affecting the valuation of the warrants. Accordingly, we will revalue the estimate of the settlement on a quarterly basis and at the time the warrants are issued. Upon approval of the court, the warrants will be considered issued and we will revalue the warrants at that time and record such amounts as stockholders' equity in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments

Indexed to, and Potentially Settled in, a Company's Own Stock". After issuance, we will no longer be required to revalue the liability for the warrants.

        In connection with the securities class action lawsuits described above, our providers of primary and excess liability insurance for directors and officers, D&O, have asserted that the policy binders they issued in connection with our initial public offering are not effective because, among other reasons, the carriers claim that they never approved the documentation provided with policy application, including the Final Registration Statement, and the carriers claim that such approval is a prerequisite to their policy's effectiveness.

        We strongly disagree with their positions, have advised the carriers that we intend to hold them to their original binder terms as we vigorously pursues resolution of these matters, and have initiated arbitration against the primary D&O carrier. We cannot provide any assurance that a satisfactory resolution of these matters will be achieved or that litigation will not ensue. As a result of this uncertainty, we have not recorded any reduction in the cost of the class action settlement described above for insurance proceeds. To the extent we prevail in the arbitration, any insurance recovery will be recorded in the period when the recovery is realized.

Years Ended December 31, 2001 and 2000

        Revenue.    Our revenue was $5.7 million for 2001, as compared to no revenue for 2000. In 2001, our revenue was comprised of $2.3 million in license fees from Biovail, a $3.2 million milestone payment from Neurocrine, which included $1.3 million in cash and warrants to purchase shares of Neurocrine's common stock valued at $1.9 million, and $245,000 in revenue from contract research services performed under our collaboration with Biovail. In connection with the Biovail license agreement, we received a $7,500,000 fee on signing. The upfront payment has been deferred and is being amortized to revenue when earned over the estimated research and development period.

        Royalty Expense.    Royalty expense was $1.1 million for 2001, as compared to no such expense in 2000. The expense in 2001 reflected Wyeth-Ayerst's share of the milestone payment and warrants we received under our sublicense agreement with Neurocrine.

        Research and Development Expense.    Research and development expense increased $2.9 million to $5.5 million in 2001 from $2.6 million in 2000. This expense included $3.3 million in 2001 and $1.6 million in 2000 of research and development expense related to DOV Bermuda. The increase in research and development expense for DOV Bermuda of $1.7 million resulted primarily from increased costs associated with the initiation of Phase II clinical trials for ocinaplon and bicifadine in late 2000. The remaining increase of $1.2 million resulted primarily from increased costs for our personnel dedicated to research and development activities, including overhead allocations of $748,000, clinical trials for DOV 216,303 of $213,000 and professional fees of $150,000. Research and development expense also included non-cash, stock-based compensation expense of $288,000 in 2001 and $111,000 in 2000.

        General and Administrative Expense.    General and administrative expense increased $1.0 million to $2.3 million in 2001 from $1.3 million in 2000. The increase was primarily attributable to increased costs for additional personnel of $393,000 and increased professional fees of $477,000 as we expanded our operations. General and administrative expense included non-cash, stock-based compensation expense of $337,000 in 2001 and $283,000 in 2000.

        Loss in Investment in DOV Bermuda.    Loss in investment in DOV Bermuda increased $116,000 to $1.4 million in 2001 from $1.3 million in 2000. The increase resulted primarily from increased costs associated with the formulation development work for ocinaplon and bicifadine performed by Elan.

        Interest Income.    Interest income increased $143,000 to $366,000 in 2001 from $223,000 in 2000. The increase was due to higher balances of cash and cash equivalents resulting from the $7.5 million license fee received from Biovail in January 2001 and the $9.0 million in net cash proceeds received from our sale of series D preferred stock in August and October 2001.

        Interest Expense.    Interest expense increased $639,000 to $1.5 million in 2001 from $852,000 in 2000. We recorded interest expense of $930,000 on our convertible exchangeable promissory note and convertible line of credit with Elan in 2001, and $845,000 in 2000. This increase was due to higher outstanding balances on both notes attributable to accrued interest. Both the Elan convertible exchangeable promissory note and convertible line of credit contain interest that will be paid either in cash or common stock at Elan's option. In accordance with EITF00-27, we evaluate this conversion feature each time interest is accrued to the notes. During 2001, this resulted in additional interest expense of $560,000. To the extent the value of our common stock is at or above $3.98 per share with respect to the convertible exchangeable promissory note or $3.41 per share with respect to the convertible line of credit, we will continue to incur this additional interest expense each time interest is accrued on the notes. The convertible exchangeable promissory note and the convertible line of credit are described in further detail in note 5 of our financial statements.

        Other Income, net.    We had $423,000 of other income, net in 2001. We did not record any other income, net in 2000. In 2001, other income, net consisted of a $600,000 increase in value of the warrants issued by Neurocrine to us, which we earned in 2001 upon the achievement of a certain milestone, offset by the increase in our liability to Wyeth-Ayerst associated with the warrants.

Liquidity and Capital Resources

        For the three years ended December 31, 2000, 2001 and 2002, we funded our operations principally from sales of our equity securities and loans from our collaborative partners, which provided cash in the aggregate amount of approximately $75.6 million, and license and cash milestone revenues in the aggregate amount of $8.8 million. Sales of our equity securities have resulted in the receipt of net cash proceeds of $59.0 million from the sale of our common stock in April 2002, $9.0 million for the sale of our series D preferred stock in August and October 2001, and $6.4 million from the sale of our series C preferred stock in May and June 2000. At December 31, 2002, our cash and cash equivalents and marketable securities totaled $60.3 million compared with $13.7 million at December 31, 2001. At December 31, 2002, we had working capital of $54.1 million.

        Net cash used in operations during the year ended December 31, 2002 amounted to $10.9 million, as compared with cash provided by operations of $1.7 million in 2001. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of personnel. Cash used in operations during the year ended December 30, 2001, was offset by the receipt of the $7.5 million license fee from Biovail, net of amortization. Non-cash expenses related to stock-based compensation, interest expense and depreciation and amortization expenses were $3.1 million and $2.2 million in the years ended December 31, 2002 and 2001, respectively. Non-cash depreciation in the value of investments was $501,000 and non-cash appreciation in the value of investments was $423,000, net in the years ended December 31, 2002 and 2001, respectively.

        We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least the end of 2004. Our future capital uses and requirements depend on numerous factors, including:

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

        In addition to the foregoing, our future capital uses and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates. Our licensees and collaborative partners, Elan, Neurocrine and Pfizer, may encounter conflicts of interest, changes in business strategy or other business issues, or they may acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance. On July 31, 2002, Elan announced a recovery plan that includes the divestiture of its businesses, assets and products that are no longer core. Elan has advised us that it will no longer fund its pro rata portion of the joint venture expenses effective January 1, 2003. We intend to fund Elan's portion of the joint venture expenses but will also assess our options, including seeking substitute collaborative arrangements. The joint venture agreement provides, in this case, that Elan's original equity interest in the joint venture will be diluted using a formula that compares respective overall funding contributions, but giving an extra 50% dollar credit to our continued funding not matched by Elan's pro rata contribution equal to the parties' equity relationship. We are committed to pursuing the development of the joint venture product candidates, ocinaplon and bicifadine, on the present schedule. In March 2003, we and Biovail terminated our collaborative agreement, under terms, among others, that Biovail's funding will cease effective February 2003. See "Collaborations and Licensing Agreements" under Part I, Item 1 of this Form 10-K.

        To meet future capital requirements, we may attempt to raise additional funds through equity or debt financings, collaborative agreements with corporate partners or from other sources. If adequate funds are not available, we may be required to curtail or delay significantly one or more of our product development programs. In addition, the remaining milestone payments under our sublicense agreement with Neurocrine and Pfizer are contingent upon the filing of an NDA and the receipt of marketing authorization for indiplon. We are subject to significant variation in the timing and amount of our revenues, milestone expenses and results of operations from period to period.

        In connection with the securities class action lawsuits described above under Part I, Item 3 of this Form 10-K, our providers of primary and excess liability insurance for directors and officers, D&O, have asserted that the policy binders they issued in connection with our initial public offering are not effective. We strongly disagree with their positions, have advised the carriers that we intend to hold them to their original binder terms as we vigorously pursue resolution of these matters, and have initiated arbitration against the primary D&O carrier. We cannot provide assurance that a satisfactory resolution of these matters will be achieved. Pending resolution, we will incur expenses, including attorneys' fees in attempting to resolve the coverage disputes. These expenses may be significant and, as a result, may materially and adversely affect our results of operations. In addition, our inability to obtain primary coverage as provided in our original binder could adversely affect our financial condition, results of operations and liquidity, since expenses incurred in defending or settling actions, if any against us or our officers and directors and would be borne solely by us if covered by director and officer indemnification agreements. On December 20, 2002, we entered into a settlement agreement, which is subject to court approval, to settle the class action lawsuits. If the proposed settlement is approved by the court we will pay plaintiffs (i) $250,000 and (ii) 500,000 six-year warrants to purchase common stock exercisable at $10.00 per share.

        We have reached agreement with the excess D&O carrier that for claims other than the existing securities class action lawsuits, now under settlement pending court approval, the excess D&O policy will remain in place, effective for losses in excess of $10.3 million. If the arbitration results in an award that there is no primary D&O coverage, we will be responsible for losses, if any, up to $10.3 million, normally covered by such insurance for director and officer (but not company) reimbursement. We cannot assure you that replacement primary D&O coverage will be available or, if it is, will be available on financial terms comparable to those offered by the original carrier that has denied coverage. Further, if replacement coverage is secured, it will not cover the class actions or any related actions arising out of our initial public offering and may contain other exceptions and coverage restrictions not found in the primary carrier's original policy binder.

Contractual Obligations and Commercial Commitments

        Future minimum payments for all contractual obligations for years subsequent to December 31, 2002, are as follows:

	Years Ended December 31,
	2003	2004	2005	Thereafter	Total
			(in thousands)
Convertible exchangeable promissory note	$—	$—	$12,104	$—	$12,104
Convertible note	—	—	4,024	—	4,024
Operating leases	357	180	5	—	542

Total	$357	$180	$16,133	$—	$16,670

        In May 1998, we licensed from Wyeth-Ayerst, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303 for any indication, including insomnia, pain, anxiety and depression. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth-Ayerst's right of first refusal. If we sublicense a compound to a third party, we are obligated to pay Wyeth-Ayerst 35% of all payments we receive based upon that compound. This payment drops to 25% if a new drug application has been filed by us before the sublicense grant. These payment obligations are subject to minimum royalties of 2.5% of net sales for indiplon, ocinaplon and DOV 216,303 and 4.5% of net sales for bicifadine, and minimum milestones of $2.5 million for indiplon, ocinaplon and DOV 216,303 and $5.0 million for bicifadine. Our sublicense agreement with Neurocrine and our joint venture with Elan are structured so that we can satisfy these minimum milestone obligations. To the extent DOV Bermuda has not entered into arrangements with third parties, however, any amounts owed to us from our joint venture with Elan will be effectively funded by us, since Elan has determined not to participate in the funding of DOV Bermuda effective January 1, 2003.

        A standby letter of credit held by our landlord remains in affect through 2005. This letter is collateralized by a certificate of deposit included in cash and cash equivalents.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. As Elan's participating rights expired as of January 2003, we will begin to consolidate the results of DOV Bermuda as of January 1, 2003.    As a result, the adoption of FIN 46 is not expected to have a material effect on our financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 did not have a material effect on our financial position or results of operations.

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. We will be required to adopt this provision for revenue arrangements entered into on or after June 15, 2003. Management is currently evaluating the effect that the adoption of EITF 00-21 will have on our results of operations and financial condition.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect this Interpretation to have a material impact on our financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This Statement nullifies Emerging Issues Task Force (EITF) 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in an Restructuring), which permitted recognition of a liability for an exit cost at the date of an entity's commitment to an exit plan. The Statement is effective as of January 1, 2003. If we record restructuring charges subsequent to January 1, 2003, such charges will be recorded in accordance with SFAS No. 146.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121. SFAS No. 144 further refines the provisions of SFAS No. 121 that require companies to recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have any impact on our financial statements.

Critical Accounting Policies

        The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

        Collaboration and license agreements.    Revenue from up front payments, technology license fees and milestone payments received for the delivery of products and services representing the culmination of a separate earnings process is recognized when due and the amounts are judged to be collectible.

Revenue from up front payments, technology license fees and milestone payments received in connection with other rights and services, which represent continuing obligations to us, is deferred and recognized over the term of the continuing obligation. Historically, the recognition of revenue for such an up front payment included an estimate by management as to the development period that such up front payments were associated.

        Stock-based compensation.    We grant stock options to employees for a fixed number of shares with an exercise price equal to the fair market value of our common stock on the date of grant. We recognize no compensation expense on these employee stock option grants. Prior to our common stock becoming publicly traded, we granted stock options for a fixed number of shares to employees with an exercise price less than the fair market value of our common stock on the date of grant. We recognize the difference between the exercise price and fair market value as compensation expense, which is recognized on an accelerated basis over the vesting period of the stock options. We also have, in the past, granted options and warrants to outside consultants at fair value on the date of grant in exchange for future services. These options and warrants are required to be accounted for in accordance with Statement of Financial Accounting Standards, or SFAS 123 "Accounting for Stock Based Compensation" and EITF 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" at the fair value of the consideration received, or the fair value of the equity instrument issued, whichever may be more readily measured. As the performance of services is completed, we revalue the options and warrants that have been earned during the period. We value these securities at the fair value using a Black-Scholes methodology.

        Marketable Securities and Investments.    In general our investments are diversified among high-credit quality debt and equity securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included as a component of stockholders' equity (deficit). Realized gains and losses and declines in value of investments judged to be other than temporary are included in other income (expense). Declines in the fair market value of our investments judged to be other than temporary could adversely affect our future operating results. The fair market value of our investments is subject to volatility. We also have an investment in Neurocrine warrants we received from Neurocrine under our sublicense agreement. We have a corresponding accrued royalty, included in accrued expenses related to the portion of the Neurocrine warrants we must remit to Wyeth-Ayerst under our license agreement. As the warrants represent a derivative financial instrument under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," both the asset and the liability to Wyeth-Ayerst are reflected in our financial statements at fair value and we record an adjustment to those fair values at the end of each reporting period with the corresponding gain or loss reflected in other income or other expense.

        Liabilities.    Having reached a settlement agreement with plaintiffs in the securities class action lawsuits as described above under Part I, Item 3 of this Form 10-K, we determined that a liability related to these actions was probable and that the value was reasonably estimable. The settlement, which is subject to court approval, calls for a payment by us of $250,000 and the issuance of 500,000 six-year warrants exercisable at $10.00 per share. Accordingly, as of December 31, 2002, we established an estimate for the cost of the litigation settlement of $2.5 million, with $2.3 million representing our estimate of the liability for the fair value of the warrants. The warrants are not considered issued or outstanding, and as a result an estimated liability for the settlement has been recorded in our financial statements at fair value. We estimated the fair value of the warrants using a Black-Scholes methodology. Upon approval of the court, the warrants will be considered issued and we will record the fair value of the warrants at that time as stockholders' equity in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". After this point, we will no longer be required to revalue the liability for the warrants.

        Income taxes.    We have net deferred tax assets at December 31, 2002 that are totally offset by a valuation allowance due to our determination that the criteria for recognition have not been met. We believe that a full valuation allowance on deferred tax assets will be required if losses are reported in future periods. If, as a result of profitable operations, we determine that we are able to realize our net deferred tax assets in the future, an adjustment to the deferred tax asset would be made, increasing income (or decreasing loss) in the period in which such a determination is made.

        On an ongoing basis, we evaluate our estimates that affect our reported assets, liabilities, revenues, earnings, financial position and various disclosures. We base our estimates on circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions and conditions. Our significant accounting policies are also described in note 2 to our financial statements included under Part II, Item 8 of this Form 10-K.

Non-Audit Services

        Prior to adoption of the Sarbanes-Oxley Act of 2002, our Audit Committee's charter required pre-approval of all non-audit services by our auditor, PricewaterhouseCoopers LLP, including the following: tax research and consultations; international tax consulting; tax assistance and compliance in international locations; assistance with transfer pricing; expatriate tax services; consultations and assistance with other taxes including state and local taxes, sales and use taxes, customs and duties; review of intercompany agreements; and assistance with international manufacturing tax issues. The audit committee's new charter adopted in March 2003, continues these pre-approval requirements. We are monitoring developments including new regulations and pronouncements from the SEC and Nasdaq as a result of the Sarbanes-Oxley Act, and will comply with any new requirements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risks

        To date, we have invested our cash balances with significant financial institutions. In the future, the primary objective of our investment activities will be to maximize the income we receive from our investments consistent with preservation of principal and minimum risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations. Due to the short holding period of these types of investments, we have concluded that we do not have a material financial market risk exposure.

        In addition to our investment portfolio of our cash balances, we also have an investment in Neurocrine warrants. The investment balance of $1.6 million and $2.4 million at December 31, 2002 and 2001, respectively, includes warrants we received from Neurocrine under our sublicense agreement. We have a corresponding accrued royalty of $563,000 and $833,000 for 2002 and 2001 respectively, included in accrued expenses related to the portion of the Neurocrine warrants we must remit to Wyeth-Ayerst under our license agreement. As the warrants represent a derivative financial instrument under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," both the asset and the liability to Wyeth-Ayerst are reflected in our financial statements at fair value and we record an adjustment to those fair values at the end of each reporting period with the corresponding gain or loss reflected in other income or other expense. Included in other expense, net for 2002, was $501,000 for the net result of the decrease in the value of the warrants offset by the decrease in the liability. We calculated these values using a Black-Scholes methodology. The fair value of the warrants will fluctuate based on many factors including but not limited to overall stock market conditions, the fair value of Neurocrine's common stock, the volatility in Neurocrine's common stock and length of time left on our warrants, currently four years. The majority of the value in the asset at December 31, 2002, relates to the term of the warrants and the fact that Neurocrine's common stock is volatile. As long as we continue to own these warrants, we expect these factors and the corresponding value of the asset and liability to continue to fluctuate perhaps significantly from quarter-to-quarter and from year-to-year.

        On December 20, 2002, we entered into a settlement agreement, which is subject to court approval, to settle class action lawsuits that had been filed against us on behalf of purchasers of our common stock in or traceable to our initial public offering described in Part I, Item III of this Form 10-K. If the proposed settlement is approved by the court we will pay in the aggregate to the plaintiffs (i) $250,000 and (ii) 500,000 six-year warrants to purchase our common stock exercisable at $10.00 per share. Based on the terms of the settlement agreement, we determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, as of December 31, 2002, we established an estimate for the cost of the litigation settlement of $2.5 million, with $2.3 million representing our estimate of the liability for the fair value of the warrants. We estimated the fair value of the warrants using a Black-Scholes methodology. Significant assumptions included our closing stock price as of December 31, 2002 of $6.80 per share and a volatility factor of 82.242% based on the 90-day volatility as reported by Bloomberg for the 90 days ended December 31, 2002. The fair value of the warrants will fluctuate based on many factors including but not limited to the fair value of our common stock and the volatility in our common stock. The majority of the value in the liability at December 31, 2002, relates to our current stock price, the term of the warrants and the fact that our common stock is volatile. The final value of the overall settlement may differ significantly from the estimates currently recorded depending on the variety of factors affecting the valuation of the warrants. Accordingly, we will revalue the estimate of the settlement on a quarterly basis and at the time the warrants are issued. Upon approval of the court, the warrants will be considered issued and we will revalue the warrants at that time and record such amounts as stockholders' equity in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". After issuance, we will no longer be required to revalue the liability for the warrants.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the list of our Financial Statements filed with this Form 10-K under Item 15 below.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        The information required by this item is incorporated herein by reference from our definitive proxy statement to be filed within 120 days after the end of our 2002 fiscal year, pursuant to Regulation 14A for our annual meeting of stockholders to be held May 30, 2003.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference from our definitive proxy statement to be filed within 120 days after the end of our 2002 fiscal year, pursuant to Regulation 14A for our annual meeting of stockholders to be held May 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference from our definitive proxy statement to be filed within 120 days after the end of our 2002 fiscal year pursuant, to Regulation 14A for our annual meeting of stockholders to be held May 30, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference from our definitive proxy statement to be filed within 120 days after the end of our 2002 fiscal year, pursuant to Regulation 14A for our annual meeting of stockholders to be held May 30, 2003.

ITEM 14. CONTROLS AND PROCEDURES

        As required by Rule 13a-15 under the Exchange Act, within 90 days prior to filing this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon that evaluation these officers concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding disclosure.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

(1)
List of Financial Statements.
The following financial statements of DOV Pharmaceutical, Inc. and Report of
PricewaterhouseCoopers LLP are included in this report:
Report of Independent Accountants
Balance Sheets as of December 31, 2001 and 2002
Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002
Statements of Stockholders' (Deficit)/ Equity for the Years Ended December 31, 2000, 2001 and 2002
Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002
Notes to Financial Statements

The following financial statements of DOV (Bermuda), Ltd. (A Development Stage Company) and
Report of PricewaterhouseCoopers LLP are included in this report:
Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 2001 and 2002
Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002 and
the Period from Inception (January 21, 1999) through December 31, 2002
Consolidated Statements of Stockholders' Deficit for the Periods from Inception (January 21, 1999)
through December 31, 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002 and
the Period from Inception (January 21, 1999) through December 31, 2002
Notes to Consolidated Financial Statements

(2)
List of all Financial Statement Schedules.
All the schedules called for are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(3)
List of Exhibits.
Exhibits are incorporated herein by reference or are filed with this report as indicated in the "Index to Exhibits" in part (c) below (numbered in accordance with Item 601 of Regulation S-K).

(b)
Reports on Form 8-K.

  We filed a current report on Form 8-K on October 16, 2002, announcing the adoption of a shareholder rights plan under Item 5, Other Events.

(c)
Exhibits.

  The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Registrant.#
3.2	Form of Third Amended and Restated Certificate of Incorporation of Registrant.#
3.3	Form of Fourth Amended and Restated Certificate of Incorporation.#
3.4	By-Laws of Registrant.#
3.5	Form of Amended and Restated By-laws of Registrant.#
3.6	Shareholder Rights Plan.#
3.7	Audit Committee Charter
4.1	See Exhibits 3.1 and 3.4 for provisions of Second Amended and Restated Certificate of Incorporation and By-laws of the Registrant defining rights of the holders of Common Stock of Registrant.
4.2	Specimen certificate for shares of Common Stock, $0.0001 par value, of Registrant.#
10.1	Lease Agreement dated as of May 24, 1999, by and between Continental Investors, L.P. and Registrant for commercial premises located at 433 Hackensack Avenue, Hackensack, New Jersey.#
10.2	Preferred Stock Purchase Agreement dated as of June 30, 1998, by and between Registrant and Neurocrine Biosciences, Inc.#
10.3	License Agreement dated as of May 29, 1998, by and between Registrant and American Cyanamid Company.##
10.4	Sublicense and Development Agreement dated as of June 30, 1998, by and between Registrant and Neurocrine Biosciences, Inc.##
10.5	License, Research and Development Agreement dated as of January 12, 2001, by and between Registrant and Biovail Laboratories Incorporated.##
10.6	Guaranty dated as of January 12, 2001, by Biovail Corporation in favor of Registrant.#
10.7	Securities Purchase Agreement dated as of January 21, 1999, by and between Registrant and Elan International Services.#
10.8
Joint Development and Operating Agreement dated as of January 21, 1999, by and among Registrant, Elan Corporation, plc, Elan International Services, Ltd., DOV Bermuda, Ltd. (formerly known as DOV Newco, Ltd.), and Nascime Limited.##
10.9
Letter Agreement dated as of January 21, 1999, by and among Registrant, Elan Corporation, plc, Elan International Services, Ltd., DOV Bermuda, Ltd. (formerly known as DOV Newco, Ltd.), and Nascime Limited signed in connection with the Joint Development and Operating Agreement referred to in 10.8.#
10.10	License Agreement dated as of January 20, 1999, by and between Registrant and Nascime Limited.##
10.11	License Agreement dated as of January 20, 1999, by and between Nascime Limited and Elan Corporation, plc.##
10.12	Convertible Exchangeable Promissory Note of Registrant issued to Elan International Services, Ltd.#
10.13	Convertible Promissory Note of Registrant issued to Elan International Services, Ltd.#
10.14
Registration Rights Agreement dated as of January 21, 1999, by and between Registrant and Elan International Services, Ltd. for shares of common stock received pursuant to the Securities Purchase Agreement referred to in 10.7.#
10.15	Letter Agreement dated as of June 20, 2000 by and between Registrant and Elan International Services, Ltd. which amends the Registration Rights Agreement referred to in 10.14.#
10.16
Registration Rights Agreement dated as of January 21, 1999, by and among Registrant, DOV Bermuda, Ltd. (formerly known as DOV Newco, Ltd.), and Elan International Services, Ltd. for shares of common stock received pursuant to the Joint Development and Operating Agreement referred to in 10.8.#

10.17	Preferred Stock Purchase Agreement dated as of June 20, 2000, by and among Registrant and Series C Investors.#
10.18	Registration Rights Agreement dated as of June 20, 2000, by and between Registrant and Series C Investors.#
10.19	Stock Purchase Agreement dated as of August 30, 2001, by and among Registrant and Series D Investors.#
10.20	Amended and Restated Stockholders Agreement dated as of August 30, 2001 by and among Registrant, Arnold Lippa, Bernard Beer, Series C Investors and Series D Investors.#
10.21	Registration Rights Agreement dated as of August 30, 2001 by and among Registrant, Series C Investors and Series D Investors.#
10.22	Form of Warrant Agreement.#
10.23	1998 Stock Option Plan.#
10.24	2000 Stock Option and Grant Plan.#
10.25	Stock Option Agreement dated as of July 10, 2000 between Registrant and Philip Skolnick for the grant of 250,000 stock options.#
10.26	Employment Agreement dated as of December 10, 1998, between Registrant and Arnold Lippa.#
10.27	Extension of Employment Agreement dated as of December 10, 2001, between Registrant and Arnold Lippa.#
10.28	Employment Agreement dated as of December 10, 1998, between Registrant and Bernard Beer.#
10.29	Extension of Employment Agreement dated as of December 10, 2001, between Registrant and Bernard Beer.#
10.30	Employment Agreement dated as of July 10, 2000, between Registrant and Philip Skolnick.#
10.31	Employment Agreement dated as of July 1, 1999, and amended by that certain Letter Agreement dated January 23, 2002, between Registrant and Stephen Petti.#
10.32	Employment Agreement dated as of July 12, 1999, and amended by that certain Letter Agreement dated January 23, 2002, between Registrant and Paul Schiffrin.#
10.33	Employment Agreement dated as of July 30, 2001 between Registrant and Barbara Duncan.
10.34	Letter Agreement dated as of May 15, 2002 between Registrant and Paul Schiffrin.
10.35	Consent and Agreement dated December 13, 2002 between Registrant, Neurocrine Biosciences and ACY.
10.36	Amendment Agreement dated as of March 24, 2003 between Registrant and Elan International Services which amends the convertible exchangeable promissory note referred to in 10.12.
10.37	Confidential Patent License, Settlement, and Special Mutual Release Agreement among Registrant, Biovail Laboratories Incorporated and Biovail Corporation.
21.1	Subsidiaries of Registrant.#
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney.#
24.2	Power of Attorney of Daniel S. Van Riper.#
#
Previously filed.

##
Previously filed with confidential treatment of certain provisions

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOV PHARMACEUTICAL, INC.
By:	/s/ ARNOLD S. LIPPA Name: Arnold S. Lippa Title: Chief Executive Officer and Secretary Date: March 31, 2003

        Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ARNOLD S. LIPPA Arnold S. Lippa	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003
/s/ BERNARD BEER Bernard Beer	President and Director	March 31, 2003
/s/ BARBARA G. DUNCAN Barbara G. Duncan	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003
/s/ PATRICK ASHE Patrick Ashe	Director	March 31, 2003
/s/ ZOLA HOROVITZ Zola Horovitz	Director	March 31, 2003
/s/ DANIEL S. VAN RIPER Daniel S. Van Riper	Director	March 31, 2003

CERTIFICATIONS

        Arnold Lippa, Chief Executive Officer of the Company, and Barbara Duncan, Chief Financial Officer of the Company, each certifies as follows:

(1)
I have reviewed this annual report on Form 10-K of DOV Pharmaceutical, Inc ("Registrant").

(2)
Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statement was made, not misleading with respect to the period covered by this annual report.

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this annual report.

(4)
Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for Registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to Registrant is made known to us by others particularly during the period for which this annual report is prepared;

(b)
evaluated the effectiveness of Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)
Registrant's other certifying officer and I have reported, based on our most recent evaluation, to Registrant's auditors and the audit committee of Registrant's board of directors:

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

(6)
Registrant's other certifying officer and I have indicated in this annual report that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ ARNOLD S. LIPPA Arnold S. Lippa Chief Executive Officer and Secretary
Date: March 31, 2003	By:	/s/ BARBARA G. DUNCAN Barbara G. Duncan Vice President of Finance and Chief Financial Officer

FURTHER CERTIFICATIONS

        The undersigned officers of DOV Pharmaceutical, Inc. (the "Company") hereby certifies that the Company's annual report on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Date: March 31, 2003	By:	/s/ ARNOLD S. LIPPA Arnold S. Lippa Chief Executive Officer and Secretary
Date: March 31, 2003	By:	/s/ BARBARA G. DUNCAN Barbara G. Duncan Vice President of Finance and Chief Financial Officer

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

Page
DOV Pharmaceutical, Inc.
Report of Independent Accountants	F-2
Balance Sheets as of December 31, 2001 and 2002	F-3
Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002	F-4
Statements of Stockholders' (Deficit) /Equity for the Years Ended December 31, 2000, 2001 and 2002	F-5
Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002	F-6
Notes to Financial Statements	F-7
DOV (Bermuda), Ltd. (A Development Stage Company)
Report of Independent Accountants	F-30
Consolidated Balance Sheets as of December 31, 2001 and 2002	F-31
Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002 and for the Period from Inception (January 21, 1999) through December 31, 2002	F-32
Consolidated Statements of Changes in Stockholders' Deficit for the Periods from Inception (January 21, 1999) Through December 31, 2002	F-33
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002 and the Period from Inception (January 21, 1999) through December 31, 2002	F-34
Notes to Consolidated Financial Statements	F-35

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
DOV Pharmaceutical, Inc.

        In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' deficit and cash flows present fairly, in all material respects, the financial position of DOV Pharmaceutical, Inc. at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Florham Park, NJ
March 7, 2003, except for Note 15 as to which the date is March 28, 2003

DOV PHARMACEUTICAL, INC.
BALANCE SHEETS

	December 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$13,652,334	$37,859,573
Accounts receivable	156,000	47,289
Marketable securities- short term	—	21,446,821
Investments	2,380,583	1,609,961
Receivable from DOV Bermuda	1,330,821	3,040,379
Prepaid expenses and other current assets	85,029	710,880

Total current assets	17,604,767	64,714,903
Marketable securities — long term	—	1,039,230
Property and equipment, net	242,377	338,500
Deferred charges, net	232,885	57,814

Total assets	$18,080,029	$66,150,447

Liabilities, Redeemable Preferred Stock and Stockholders' (Deficit)/ Equity
Current liabilities:
Accounts payable	$360,895	$1,906,923
Accrued expenses	1,410,223	3,839,331
Deferred revenue — current	2,500,000	1,979,167
Accumulated loss in excess of investment in DOV Bermuda	1,502,903	2,875,763

Total current liabilities	5,774,021	10,601,184

Deferred revenue—noncurrent	2,708,333	989,583
Convertible exchangeable promissory note	9,807,704	10,506,257
Convertible promissory note	2,987,971	3,294,064
Commitments and contingencies
Redeemable preferred stock — series C, $1.00 par value, 1,750,000 shares authorized, 1,750,000 issued and outstanding at December 31, 2001 and none issued and outstanding at December 31, 2002; liquidation preference at December 31, 2001 $7,070,000	6,021,570	—
Redeemable preferred stock — series D, $1.00 par value, 1,400,000 shares authorized, 1,040,000 issued and outstanding at December 31, 2001 and none issued and outstanding at December 31, 2002; liquidation preference at December 31, 2001 $10,400,000	8,816,589	—
Stockholders' (deficit) equity:
Preferred stock — series B, $1.00 par value, 354,643 shares authorized, 354,643 shares issued and outstanding at December 31, 2001 and 2002	354,643	354,643
Common stock, $.0001 par value, 60,000,000 shares authorized, 4,894,238 issued and outstanding at December 31, 2001 and 14,414,038 issued and outstanding at December 31, 2002	489	1,441
Additional paid-in capital	6,261,271	81,523,234
Accumulated other comprehensive loss	—	(179,091)
Accumulated deficit	(23,844,663)	(40,665,135)
Unearned compensation	(807,899)	(275,733)

Total stockholders' (deficit)/ equity	(18,036,159)	40,759,359

Total liabilities, redeemable preferred stock and stockholders' (deficit)/ equity	$18,080,029	$66,150,447

The accompanying notes are an integral part of these financial statements.

DOV PHARMACEUTICAL, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2000	2001	2002
Revenue	$—	$5,711,466	$2,389,634
Operating expenses:
Royalty expense	—	1,111,122	—
General and administrative expense	1,347,839	2,343,105	3,902,544
Research and development expense	2,639,639	5,524,837	10,310,900

Loss from operations	(3,987,478)	(3,267,598)	(11,823,810)
Loss in investment in DOV Bermuda	(1,318,340)	(1,433,902)	(1,016,798)
Interest income	223,413	366,061	1,066,841
Interest expense	(852,004)	(1,491,357)	(2,017,309)
Other income (expense), net	—	422,599	(3,029,396)

Net loss	(5,934,409)	(5,404,197)	(16,820,472)
Deemed dividend on issuance of series C preferred	(49,000)	—	—
Deemed dividend on issuance of series D preferred	—	(97,400)	—

Net loss attributable to common stockholders	$(5,983,409)	$(5,501,597)	$(16,820,472)

Basic and diluted net loss per share	$(1.23)	$(1.12)	$(1.47)

Weighted average shares used in computing basic and diluted net loss per share	4,877,496	4,894,138	11,440,731

The accompanying notes are an integral part of these financial statements.

DOV PHARMACEUTICAL, INC.
STATEMENTS OF STOCKHOLDERS' (DEFICIT)/ EQUITY

	Series B Preferred Stock	Common Stock	Additional Paid-In	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Stockholders (Deficit)/ Equity
Balance, December 31, 1999	$354,643	$487	$3,308,536	$(12,506,057)	$(51,571)	—	$(8,893,962)
Warrants issued for offering costs for issuance of series C	—	—	412,125	—	—	—	412,125
Beneficial conversion feature on issuance of series C	—	—	49,000	—	—	—	49,000
Deemed dividend on issuance of series C	—	—	(49,000)	—	—	—	(49,000)
Issuance of common stock for services	—	1	37,739	—	—	—	37,740
Issuance of options to employees	—	—	117,800	—	(117,800)	—	—
Amortization of unearned compensation	—	—	—	—	148,050	—	148,050
Issuance of warrants and options for services	—	—	208,734	—	—	—	208,734
Net loss, year ended December 31, 2000	—	—	—	(5,934,409)	—	—	(5,934,409)

Balance, December 31, 2000	354,643	488	4,084,934	(18,440,466)	(21,321)	—	(14,021,722)
Warrants issued for offering costs for issuance of series D	—	—	173,784	—	—	—	173,784
Beneficial conversion feature on issuance of series D	—	—	97,400	—	—	—	97,400
Deemed dividend on issuance of series D	—	—	(97,400)	—	—	—	(97,400)
Options exercised	—	1	31,249	—	—	—	31,250
Issuance of options to employees	—	—	1,118,705	—	(1,118,705)	—	—
Amortization of unearned compensation	—	—	—	—	332,127	—	332,127
Issuance of options for services	—	—	293,099	—	—	—	293,099
Interest payable in convertible securities	—	—	559,500	—	—	—	559,500
Net loss, year ended December 31, 2001	—	—	—	(5,404,197)	—	—	(5,404,197)

Balance, December 31, 2001	354,643	489	6,261,271	(23,844,663)	(807,899)	—	(18,036,159)
Issuance of common stock	—	500	58,970,530	—	—	—	58,971,030
Conversion of preferred stock, series C and D to common stock	—	452	14,837,707	—	—	—	14,838,159
Issuance of options to employees	—	—	72,573	—	(72,573)	—	—
Amortization of unearned compensation	—	—	136,166	—	604,739	—	740,905
Issuance of options for services	—	—	233,371	—	—	—	233,371
Interest payable in convertible securities	—	—	1,011,616	—	—	—	1,011,616
Comprehensive loss:
Net loss, year ended December 31, 2002	—	—	—	(16,820,472)	—	—	(16,820,472)
Unrealized loss on marketable securities	—	—	—	—	—	(179,091)	(179,091)

Comprehensive loss	—	—	—	—	—	—	(16,999,563)

Balance, December 31, 2002	$354,643	$1,441	$81,523,234	$(40,665,135)	$(275,733)	$(179,091)	$40,759,359

The accompanying notes are an integral part of these financial statements.

DOV PHARMACEUTICAL, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	2001	2002
Cash flows from operating activities
Net loss	$(5,934,409)	$(5,404,197)	$(16,820,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss in investment in DOV Bermuda	1,318,340	1,433,902	1,016,798
Milestone revenue	—	(1,874,633)	—
Noncash royalty and litigation settlement expense	—	749,853	2,270,497
Net (appreciation) depreciation in investments	—	(422,599)	500,904
Non cash interest expense	844,501	1,488,935	2,016,262
Depreciation	96,594	96,634	104,935
Amortization of deferred charges	27,750	30,429	25,071
Noncash compensation charges	148,050	332,127	740,905
Warrants, options and common stock issued for services	246,474	293,099	233,371
Changes in operating assets and liabilities:
Due from DOV Bermuda (Elan Portion)	(73,578)	(154,453)	(340,202)
Accounts receivable	—	(156,000)	108,711
Prepaid expenses and other current assets	(23,173)	(56,706)	(625,851)
Accounts payable	(371,194)	268,734	1,546,028
Accrued expenses	419,284	(107,787)	572,322
Deferred revenue	—	5,208,333	(2,239,583)

Net cash (used in) provided by operating activities	(3,301,361)	1,725,671	(10,890,304)

Cash flows from investing activities
Investments in DOV Bermuda, net of cash received	(1,059,823)	(1,350,643)	(1,007,287)
Purchases of marketable securities	—	—	(24,665,142)
Sales of marketable securities	—	—	2,000,000
Purchases of property and equipment	(125,604)	(82,074)	(201,058)
Proceeds from maturity of certificates of deposit	101,536	—	—

Net cash used in investing activities	(1,083,891)	(1,432,717)	(23,873,487)

Cash flows from financing activities
Proceeds from issuance of stock, net of cash costs	6,433,695	8,990,373	58,971,030
Proceeds from convertible promissory note	1,160,000	—	—
Proceeds from options exercised	—	31,250	—

Net cash provided by financing activities	7,593,695	9,021,623	58,971,030

Net increase in cash and cash equivalents	3,208,443	9,314,577	24,207,239
Cash and cash equivalents, beginning of year	1,129,314	4,337,757	13,652,334

Cash and cash equivalents, end of year	$4,337,757	$13,652,334	$37,859,573

Supplemental disclosures of cash flow information
Interest paid	$7,536	$2,421	$1,047

The accompanying notes are an integral part of these financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

1.    The Company

Organization

        DOV Pharmaceutical, Inc. (the "Company") was incorporated in May 1995 under the laws of the State of New Jersey and reincorporated in Delaware in November 2000.

        The Company is a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system, cardiovascular and urological disorders. The Company has six product candidates in clinical trials targeting insomnia, anxiety disorders, pain, depression and angina and hypertension. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the United States but it also conducts clinical studies in Europe.

2.    Significant Accounting Policies

Basis of Presentation

        The financial statements are presented on the basis of accounting principles that are generally accepted in the United States.

        The Company and Elan Corporation, plc ("Elan") entered into a transaction to form DOV (Bermuda), Ltd. f/k/a DOV Newco, Ltd. a Bermuda exempted limited company ("DOV Bermuda"). While the Company owns 80.1% of the outstanding capital stock of DOV Bermuda and Elan owns 19.9%, through its wholly-owned subsidiary Elan Pharmaceuticals Investments II, Ltd., Elan has retained significant minority rights that are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16 "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." Accordingly, the Company does not consolidate the financial statements of DOV Bermuda, but instead accounts for its investment in DOV Bermuda under the equity method of accounting. As Elan's participating rights expired as of January 2003, the Company will begin to consolidate the results of DOV Bermuda as of January 1, 2003. (See Note 5).

        The Company records its 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development expense incurred by the Company on behalf of DOV Bermuda and as Loss in Investment in DOV Bermuda for the Company's 80.1% interest in the remaining loss of DOV Bermuda.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported assets, liabilities, revenues, earnings, financial position and various disclosures. Significant estimates include accrued litigation settlement costs, the value of investments and the development period for the Company's products. Actual results could differ from those estimates.

Reclassifications

        Certain prior-year amounts have been reclassified to conform to the 2002 financial statement presentation.

Segment and Geographic Information

        The Company has determined it has one reportable operating segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Cash, Cash Equivalents and Marketable Securities

        The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. The Company has evaluated its investment policies consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and has determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated Other Comprehensive Income (Loss)." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is provided on furniture and fixtures and machinery and equipment over their estimated useful lives ranging from 2 to 7 years, using principally the straight-line method. Leasehold improvements are amortized over the lesser of the term of the respective lease or the useful lives of the related assets. Expenditures for maintenance and repairs are expensed to operations as incurred.

Impairment of Long-Lived Assets

        During 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets are written down to their estimated fair values. The adoption of SFAS 144 did not have any material impact on the financial position and results of operations of the Company.

Deferred Charges

        Deferred charges are issuance costs for the convertible exchangeable promissory note and the convertible promissory note and are being amortized over the six-year term of the instruments. Costs of $150,000 in connection with the Company's initial public offering were deferred at December 31, 2001. These costs were charged to additional paid-in capital upon the successful completion of the initial public offering in 2002.

Revenue Recognition

        Revenue is recognized under collaboration or research and development agreements when services are performed or when contractual obligations and/or milestones are met and amounts are considered collectible. The Company has adopted the milestone payment method to account for milestone payments received pursuant to development agreements. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Cash received in advance of revenue recognition for license fees is recorded as deferred revenue and recognized when earned over the research and development period.

        Royalty revenue will be recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is probable. The Company has not recognized royalty revenue to date.

Research and Development

        Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead. Certain research and development expenses incurred on behalf of DOV Bermuda are billed to DOV Bermuda under a joint development and operating agreement. Payments received from DOV Bermuda that reflect Elan's 19.9% interest in the work performed by the Company for DOV Bermuda are recorded as a reduction in research and development expense. Research and development expenses include $1,568,652, $3,303,617 and $5,924,785 for the years ended December 31, 2000, 2001 and 2002 related to work performed for DOV Bermuda.

        The following represents a detail of amounts included in research and development expense:

	Years Ended December 31,
	2000	2001	2002
Payroll related and associated overhead	$1,420,664	$2,646,220	$3,607,387
Clinical and preclinical trial costs	901,712	2,425,198	6,256,267
Professional fees	186,956	337,002	274,636
Travel	130,307	116,417	172,610

Total research and development expense	$2,639,639	$5,524,837	$10,310,900

Research and development attributable to DOV Bermuda	$1,568,652	$3,303,617	$5,924,785
Research and development attributable to other compounds	1,070,987	2,221,220	4,386,115

Total research and development expense	$2,639,639	$5,524,837	$10,310,900

        The following represents a reconciliation of the total loss of DOV Bermuda included in our statement of operations:

	Years Ended December 31,
	2000	2001	2002
DOV Pharmaceutical, Inc.'s 80.1% portion of DOV Bermuda losses	$2,886,992	$4,737,519	$7,580,380
Elimination of Intercompany profits	—	—	638,797

Total loss in DOV Bermuda recorded by DOV Pharmaceutical, Inc.	$2,886,992	$4,737,519	$6,941,583

Loss in investment in DOV Bermuda	$1,318,340	$1,433,902	$1,016,798
Research and development expense	1,568,652	3,303,617	5,924,785

Total loss in DOV Bermuda recorded by DOV Pharmaceutical, Inc.	$2,886,992	$4,737,519	$6,941,583

Income Taxes

        Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

	Years Ended December 31,
	2000	2001	2002
Net loss attributable to common stockholders	$(5,983,409)	$(5,501,597)	$(16,820,472)

Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	4,877,496	4,894,138	11,440,731

Basic and diluted net loss per share	$(1.23)	$(1.12)	$(1.47)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Convertible preferred stock	3,409,521	5,094,321	574,521
Convertible exchangeable promissory note	2,303,619	2,467,155	2,639,763
Convertible promissory note	794,928	876,904	966,001
Options	1,584,360	2,433,240	2,950,599
Warrants	484,574	551,312	551,312

	8,577,002	11,422,932	7,682,196

Comprehensive Loss

	Years Ended December 31,
	2000	2001	2002
Net loss	$(5,934,409)	$(5,404,197)	$(16,820,472)
Net unrealized losses on marketable securities	—	—	(179,091)

Comprehensive loss	$(5,934,409)	$(5,404,197)	$(16,999,563)

Stock-Based Compensation

        The Company accounts for stock-based compensation expense for options granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The expense for options granted to non-employees has been determined in accordance with FAS 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than

Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Unearned compensation expense is being amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 on an accelerated basis over the vesting period.

        If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net loss would be as follows:

	For the Years Ended December 31,
	2000	2001	2002
Net loss attributed to common stockholders:
As reported	$(5,983,409)	$(5,501,597)	$(16,820,472)
Add: total stock-based employee compensation expense determined under APB No. 25	148,050	332,127	740,905
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(647,164)	(1,088,821)	(1,663,406)

Pro forma	(6,482,523)	(6,258,291)	(17,742,973)

Basic and diluted net loss per share applicable to common stockholders:
As reported	$(1.23)	$(1.12)	$(1.47)

Pro forma	$(1.33)	$(1.28)	$(1.55)

        For purposes of the computation of the pro forma effects on the net loss above, the fair value of each employee option is estimated using the Black-Scholes option pricing model and using the following assumptions:

	December 31,
	2000	2001	2002
Risk-free interest rate	5.37% - 6.97%	4.45% - 5.46%	3.90% - 5.44%
Expected lives	10 years	10 years	10 years
Expected dividends	None	None	None
Expected volatility	0%	0%	82%

        The weighted average per share fair value of Company's common stock options granted to directors, officers and employees for the years ended December 31, 2000, 2001 and 2002 approximated $3.92, $4.11 and $2.14, respectively.

Risks and Uncertainties

        The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, successful commercialization of product candidates, protection of proprietary technology and compliance with FDA regulations.

Concentration of Credit Risk

        Cash and cash equivalents are invested in deposits with significant financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $9.4 million of the Company's cash balance was uncollateralized at December 31, 2002.

Derivatives

        In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"), all derivative instruments are recorded on the balance sheet at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if so, depending on the type of hedge transaction.

Investments

        Investments represent the warrants to purchase shares of common stock received from Neurocrine. The warrants are derivative financial instruments under SFAS No. 133 and thus are carried at fair value. Changes in fair value are recorded as other income or other expense. (See Note 11).

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. As the Elan's participating rights expired as of January 2003 (see Note 5), the Company will begin to consolidate DOV Bermuda as of January 1, 2003. As a result, the adoption of FIN 46 is not expected to have a material effect on the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The Company will be required to adopt this provision for revenue arrangements entered into on or after June 15, 2003. Management is currently evaluating the effect that the adoption of EITF 00-21 will have on the Company's results of operations and financial condition.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Currently, there are no disclosures required under FIN 45.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This Statement nullifies Emerging Issues Task Force (EITF) 94-3, Liability Recognition for Certain Employees Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in an Restructuring) which permitted recognition of a liability for an exit cost at the date of an entity's commitment to an exit plan. The Statement is effective as of January 1, 2003. If the Company is to record restructuring charges subsequent to January 1, 2003, such charges will be recorded in accordance with SFAS No. 146.

3.    Marketable Securities

        The following is a summary of marketable securities classified as "available-for-sale" securities as required by SFAS 115 as of December 31, 2002.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Institutional money market	$9,691,127	$—	$—	$9,691,127
Auction rate securities	18,480,152	—	(152)	18,480,000

Amounts included in cash and cash equivalents	28,171,279	$—	$(152)	$28,171,127

Government debt	$2,125,899	$1,610	$(3,511)	$2,123,998
Corporate debt	19,496,921	—	(174,098)	19,322,823

Amounts included in marketable securities — short-term	$21,622,820	$1,610	$(177,609)	$21,446,821

Corporate debt	$1,042,170	$—	$(2,940)	$1,039,230

Amounts included in marketable securities — long-term	$1,042,170	$—	$(2,940)	$1,039,230

        The following is a summary of the amortized cost and estimated value of debt securities by contractual maturity at December 31, 2002, excluding securities classified as cash and cash equivalents.

	Amortized Cost	Estimated Fair Value
Due in less than one year	$21,622,820	$21,446,821
Due between one and two years	1,042,170	1,039,230

Total	$22,664,990	$22,486,051

4.    Property and Equipment

        Property and equipment consist of the following at:

	December 31,
	Years	2001	2002
Furniture and fixtures	7	$155,994	$215,519
Machinery and equipment	2-5	265,075	339,223
Leasehold improvements	2-5	80,539	145,603

Less accumulated depreciation		259,231	361,845

Property and equipment, net		$242,377	$338,500

5.    Transaction with Elan

        In January 1999, the Company and Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan, formed DOV Bermuda, which owns 100% of the issued and outstanding share capital of Nascime Limited, an Irish private limited company ("Nascime"). DOV Bermuda was formed for the special and limited purpose of holding all the issued and outstanding shares of Nascime. The principal business of Nascime is to carry on the business of development, testing, exploitation, registration, manufacture, commercial realization and licensing of two of the Company's compounds, ocinaplon and bicifadine, utilizing certain Elan technology.    In June 2000, EIS transferred its shares to a wholly-owned non-consolidated subsidiary, EPIL II.

        The Company owns 100% of the class A common stock of DOV Bermuda, which represents 80.1% of the total outstanding capital stock of DOV Bermuda. EIS, through its wholly-owned subsidiary EPIL II, owns the remaining 19.9% of the outstanding capital stock of DOV Bermuda through its ownership of 100% of the class B common stock. The class A and class B common stock of DOV Bermuda rank pari passu in all respects, except that the class B shares do not carry voting or dividend rights. EIS, however, has the right to redesignate and convert the class B shares at any time such that the shares would have rights to either vote but not receive dividends, to receive dividends but not vote or both vote and receive dividends. Both the class A and class B stock in DOV Bermuda are subject to certain transfer restrictions, which prevent the Company or EIS from transferring their interest in DOV Bermuda, other than to an affiliate. Additionally, neither the Company nor EIS can pledge or create a lien against their shares in DOV Bermuda without the consent of the other party except in certain instances.

        In connection with the transaction, the Company issued equity securities to EIS consisting of: 525,025 shares of common stock, 354,643 shares of series B preferred stock, and warrants to purchase 121,500 shares of the Company's common stock at an exercise price of $3.41 a share for an aggregate purchase price of $3,000,000. The Company also issued a convertible exchangeable promissory note with a principal amount of $8,010,000 to EIS. In return, EIS paid the Company $11,010,000 of which $3,000,000 was retained by the Company and $8,010,000 was used by the Company to fund its investment in the class A common stock of DOV Bermuda.

        Additionally, the Company sublicensed and licensed rights to two compounds, ocinaplon and bicifadine, to Nascime for a $5,000 license fee. The Company may earn milestone payments of up to $7,500,000 and royalties on net sales from Nascime and remains responsible for payments under its agreement with American Cyanamid, now Wyeth-Ayerst. (See Note 11). The licenses expire on a product by product and country by country basis on the later of 15 years from the launch of the product or the last patent expiration.

        EIS contributed $1,990,000 to DOV Bermuda to fund its investment in the class B common stock of DOV Bermuda. Elan also licensed its controlled release formulation technologies to Nascime for $10,000,000. Under the license agreement with Elan, Nascime will pay Elan a royalty on net sales. Elan may terminate its license agreement if a named competitor acquires a ten percent interest in the Company or DOV Bermuda, or becomes materially engaged in the business or development of the Company or DOV Bermuda. The license expires on a product by product and country by country basis on the later of 15 years from the launch of the product or the last patent expiration.

        At EIS's election through exchanging the principal portion of the convertible exchangeable promissory note issued by the Company to EIS, EIS's ownership interest in DOV Bermuda can become equal to the Company's. The exchange would result in the Company transferring shares it holds in DOV Bermuda to EIS. Both the Company and EIS have certain preemptive rights, which allow them to maintain their respective ownership interests in future fundings of DOV Bermuda, and both are subject to dilution if they choose not to participate in future equity offerings. Although the Company is the majority shareholder, the joint development agreement gives management participation to both the Company and EIS. Because the minority shareholder, EIS, has substantive participating rights through management participation, the Company accounts for its investment in the joint venture using the equity method of accounting, in accordance with EITF 96-16. Effective January 2003, Elan's participating rights expired. As a result, as of January 1, 2003, on a going forward basis the Company will consolidate the results of DOV Bermuda.

Ongoing Accounting and Funding of DOV Bermuda

        As discussed above, the primary purpose of the joint venture is to develop two of the Company's compounds utilizing the Elan technology. DOV Bermuda has no operations or employees and currently contracts out the research and development of the compounds to either the Company or Elan. EIS and the Company have historically funded the expenses of DOV Bermuda based on their respective ownership interests. DOV Bermuda then reimburses the Company and Elan for the work performed on behalf of DOV Bermuda. The Company records its 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development incurred by the Company and as Loss in investment in DOV Bermuda for the Company's interest in the remaining loss of DOV Bermuda, which includes the work performed by Elan on behalf of DOV Bermuda. (See Note 2).

        On July 31, 2002, Elan announced a recovery plan that includes the divestiture of its businesses, assets and products that are no longer core. Elan has advised the Company that it will no longer fund its pro rata portion of the joint venture expenses, effective January 1, 2003. The Company intends to fund Elan's portion of the joint venture expenses but will also assess its options, including seeking substitute collaborative arrangements. Whatever the outcome of the foregoing, the Company is committed to pursuing the development of the joint venture product candidates on the present schedule.

        The Company had the ability until March 27, 2002 to borrow upon a convertible promissory note with EIS to borrow up to a maximum of $7,008,750 to meet its funding obligations under this agreement. At December 31, 2002, the Company has borrowed $2,441,600 under the convertible promissory note. The accumulated loss in excess of investment in DOV Bermuda of $2,875,763 as of

December 31, 2002, reflects the Company's commitment to fund the losses in DOV Bermuda that have already been incurred.

        From the inception of DOV Bermuda through December 31, 2002 the Company's loss in its investment in DOV Bermuda was $12,212,671. DOV Bermuda is a development stage company with no revenues. For the period from inception through December 31, 2002, excluding the write-off of the technology licensed from Elan and the Company, DOV Bermuda had operating expenses of $20,890,457, which included $15,635,344 for research and development expenses invoiced to DOV Bermuda by the Company.

Elan Notes

        In January 1999, the Company issued a convertible exchangeable promissory note in the amount of $8,010,000 and a convertible promissory note in the maximum initial principal amount of $7,008,750 to EIS. At December 31, 2001, the Company had available $4,567,150 for borrowing under the convertible promissory note. The Company's ability to borrow under the convertible promissory note expired on March 27, 2002.

        Under the 1999 Stock Purchase Agreement with Elan, the Company covenanted not to sell all or any material portion of its assets without the consent of Elan so long as either of the notes held by Elan is outstanding. Those notes come due in January 2005 but may not be repaid prior to that time without Elan's consent.

a.    Convertible Exchangeable Promissory Note

        The convertible exchangeable promissory note provides for interest to accrue at the rate of 7% per annum compounded on a semi-annual basis. The note requires no payments until maturity on January 20, 2005, at which time the principal amount and unpaid accrued interest become due and payable. The note may not be prepaid by the Company without the prior written consent of EIS.

        At anytime prior to the date the note is paid in full, EIS has the right to convert the outstanding principal and unpaid accrued interest amount of the note into shares of common stock of the Company at $3.98 per share. If no portion of the original principal has been converted and DOV and EIS maintain their current respective ownership, the principal amount of the note is exchangeable at any time during the term of the note for common stock of DOV Bermuda, currently held by the Company, such that EIS' interest in DOV Bermuda is equal to that of the Company.

        The Company is accounting for the exchange feature of the note in accordance with EITF 86-28 "Accounting Implications of Indexed Debt Instruments." As such, the Company will record an adjustment to the carrying value of the note if the fair value of the additional interest in the joint venture exceeds the face value of the note. As of December 31, 2002 there has been no incremental interest expense recorded related to this feature. If EIS chooses to exchange the note for an additional interest in the joint venture, the accrued interest will remain convertible into common stock of the Company at $3.98 per share. If EIS chooses to exchange the note they are required to reimburse the Company for a portion of the research expense incurred by DOV Bermuda since inception, such that the Company and EIS have funded the research and development expense equally.

        During 2001 and 2002, the interest feature in the convertible exchangeable promissory note was determined to include a beneficial conversion feature as the interest is convertible into shares of the Company or payable in cash at the option of EIS. The Company is accounting for this feature in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments." The Company recorded $342,115 and $636,734 of additional interest expense associated with this beneficial conversion feature in 2001 and 2002, respectively, with a corresponding increase in additional paid-in capital.

        For the years ended December 31, 2000, 2001 and 2002, the accrued interest excluding the additional interest noted above on the note amounted to $610,465, $650,106 and $698,553, respectively and has been recorded as interest expense and added to the principal balance of the note.

b.    Convertible Promissory Note

        The convertible promissory note provides for interest to accrue at the rate of 10% per annum compounded on a semi-annual basis. The note requires no payments until maturity on January 20, 2005, at which time the principal and unpaid accrued interest becomes due and payable. The note may not be prepaid by the Company without the prior written consent of EIS.

        EIS has the right to convert the outstanding principal and unpaid accrued interest amount of the note into shares of common stock of the Company at $3.41 per share.

        For the years ended December 31, 2000, 2001 and 2002, the Company has borrowed $1,160,000, $0, and $0 respectively, under this note. For the years ended December 31, 2000, 2001 and 2002 accrued interest on this note amounted to $234,036, $279,329,and $306,093 respectively, which has been recorded as interest expense and added to the principal balance of the note.

        Also during 2001 and 2002, the interest feature in the convertible promissory note was determined to include a beneficial conversion feature as the interest is convertible into shares of the Company or payable in cash at the option of EIS. The Company is accounting for this feature in accordance with EITF 98-5 and EITF 00-27. The Company recorded $217,385 and $374,881 of additional interest expense associated with this beneficial conversion feature in 2001 and 2002, respectively, with a corresponding increase to additional paid-in capital.

6.    Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2001	2002
Accrued litigation settlement expenses	$—	$2,520,497
Accrued royalties	833,203	563,486
Accrued professional fees	368,227	269,430
Accrued bonuses	—	250,000
Accrued research expenses	111,585	24,930
Accrued payroll, vacation and other	97,208	210,988

	$1,410,223	$3,839,331

7.    Income Taxes

        No U.S. Federal taxes are payable at December 31, 2001 and 2002. Due to the recent New Jersey corporate income tax law change, the Company does have a $5,000 current state tax liability computed under the alternative minimum assessment regime.

        At December 31, 2002, the Company had approximately $18,000,000 of Federal and $9,200,000 of state net operating loss ("NOL") carryforwards available to offset future taxable income. The federal and state NOL carryforwards will begin expiring in 2010 and 2009, respectively, if not utilized.

        Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company's net operating loss carryforwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of the Company's initial public offering, the Company may have experienced such ownership changes. Accordingly, the Company's net operating loss carryforwards available to offset future federal taxable income arising before such ownership changes may be limited.

        For financial reporting purposes, a valuation allowance of $9,671,368 has been recorded at December 31, 2002, to fully offset the deferred tax asset related to these carryforwards. A valuation allowance is provided when it is more likely than not that some portion of or all of the deferred tax assets will not be realized. The principal components of the deferred tax asset, assuming a 34% federal tax rate, are as follows:

	December 31,
	2001	2002
Deferred tax assets:
Fixed assets	$17,329	$12,810
Accrued legal expenses	67,178	100,506
Deferred other	—	1,276,562
Accrued other	436,879	1,306,892
Net operating loss carryforward	3,976,828	6,974,598

Total gross deferred tax assets	4,498,214	9,671,368
Valuation allowance	(4,498,214)	(9,671,368)

Net deferred tax assets	$—	$—

        The net change in valuation allowance for 2002 was an increase of $5,173,154, primarily related to additional net operating losses incurred by the Company for which a benefit has not been recorded. The difference between the federal statutory tax rate (34%) and the effective tax rate (0%) is due to the increase in valuation allowance in all periods presented.

8.    Equity Transactions

        During 1999, in connection with the Elan transaction (see Note 5) the Company issued to EIS 525,025 shares of common stock, 354,643 shares of series B preferred stock, and 121,500 warrants to purchase shares of the Company's common stock at an exercise price of $3.41 a share for an aggregate price of $3,000,000. The $3,000,000 was allocated to the various instruments based on their relative market values as follows: $1,485,000 for the preferred stock, $1,350,000 for the common stock and $165,000 for the warrants. The series B preferred stock are non-voting shares issued from available "blank check" preferred stock with no preference as to liquidation or dividends. Each share of the series B preferred stock is convertible, without additional consideration and subject to further adjustments into 1.62 shares of the Company's common stock. In connection with the issuance of the series B preferred, the Company recorded a deemed dividend of $125,079 as the conversion price at issuance was less than the fair market value of the stock. The term of the warrants expires January 15, 2005.

        In May and June 2000, the Company issued 1,750,000 shares of series C redeemable convertible preferred stock for a total of $7,070,000 and incurred offering costs of $1,048,430. The series C redeemable convertible preferred stock was issued at $4.04 per share. The Company recorded a deemed dividend of $49,000 on issuance of the series C redeemable convertible preferred related to costs paid on behalf of the investors.

        In August and October 2001, the Company issued 1,040,000 shares of series D redeemable convertible preferred stock to outside investors for a total of $10,400,000 and incurred offering costs of $1,583,411. The series D redeemable convertible preferred stock was issued at $10.00 per share. The series D redeemable convertible preferred has a 7% dividend payable at the discretion of the Company's board of directors prior and in preference to the holders of common stock and to other series of preferred stock, other than series C redeemable convertible preferred. The Company recorded a deemed dividend of $97,400 on issuance of the series D redeemable convertible preferred related to costs paid on behalf of the investors.

        On March 8, 2002, the Company's board of directors declared a 1.62 for 1 stock split of the Company's common stock paid in the form of a dividend. In order to effect the split with regard to the series B preferred stock, the Company's board of directors approved an amendment to the Company's certificate of incorporation to provide for an adjustment in the conversion ratio of the series B preferred stock to reflect the split. The amendment was approved by the stockholders of the Company, including the holders of the series B preferred stock voting as a separate class. The split was effective on April 5, 2002. All share data give effect to such split as if the split had occurred on January 1, 2000.

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

        As of December 31, 2002, the Company has 6,550,357 shares of undesignated preferred stock authorized with a par value of $1.00.

Stock Option Plans

1998 Stock Option Plan

        The Company's 1998 Stock Option Plan (the "1998 Plan") was adopted by the Company's board of directors on September 10, 1998. Under the 1998 Plan, the Company has granted stock options to selected officers, employees, directors and consultants of the Company. The Company's board of directors administers the 1998 Plan. The 1998 Plan provided for the issuance of 2,025,000 shares of common stock. As of December 31, 2002, options to purchase 1,130,760 shares of common stock were outstanding under the 1998 Plan. As of October 15, 2000 all new option grants are issued under the 2000 stock option plan. The term of the options granted under the 1998 Plan is ten years. Awards under the 1998 Plan vest 50% on the six month anniversary and 50% on the eighteen month anniversary.

2000 Stock Option and Grant Plan

        The Company's 2000 Stock Option and Grant Plan (the "2000 Plan") was adopted by the Company's board of directors on November 18, 2000 and amended on March 20, 2002. The 2000 Plan provides for the granting of stock, stock options, restricted stock and stock appreciation rights. Under the 2000 Plan, the Company has granted options to certain employees and non-employee advisors. The Company's Board of Directors administers the 2000 Plan. Options granted under the 2000 Plan have a maximum term of 10 years. Options issued generally vest either 25% on the first anniversary of grant and 1/36 ratably over the next 36 months or 25% on the first anniversary of grant and 1/3 ratably over the next three years. The 2000 Plan also provides the Company's board of directors with the discretion to accelerate exercisability of any award. As of December 31, 2002, the 2000 Plan allowed for the issuance of up to 1,692,090 shares of common stock plus that number of shares of common stock underlying any future termination, cancellation or reacquisition options granted under the 1998 Plan. Additionally, if any of the 405,000 options granted under the non-plan option grant are terminated, canceled or otherwise reacquired by the Company, that number of reacquired shares will also become available for issuance under the 2000 Plan. As of December 31, 2002 there were 277,251 options available for awards.

Non-Plan Option Grant

        In connection with the commencement of employment, the Company granted an employee stock options to acquire 405,000 shares of common stock at an exercise price of $2.78 per share. These options vest as follows: 50% on July 19, 2002 and the remaining 50% ratably thereafter over the next six quarters. Although these 405,000 options were neither granted under the 1998 Plan nor the 2000 Plan, the options were charged against the total number of options available for future grants under the 2000 Plan.

        During 2000, 2001 and 2002, the Company granted stock options to employees with an exercise price less than fair market value. These options gave rise to unearned compensation in the amount $117,800, $1,118,705 and $72,573, respectively, as of the date of the grant, which amount is being amortized to operations over the vesting period. In April 2002, the Company issued 24,300 options to a director at an exercise price below the fair market value of the common stock. 25% of the options vest at the end of each year for the next four years. The options resulted in a charge to operations of $10,733 in 2002.

Non-Employee Options and Warrants

        In February 2002, the Company issued 8,100 options to a non-employee consultant. 25% of the options vest at the end of each year for the next four years. The options resulted in a charge to operations of $20,149 in 2002.

        In August 2001, the Company issued 16,200 warrants to a non-employee consultant. 50% of the warrants vested immediately and the remaining 50% vested on February 1, 2002. The warrants resulted in a charge to operations of $77,522 and $30,283 in 2001 and 2002 respectively.

        The Company granted 64,800 options to non-employees for the year ended December 31, 2001. These options were valued at fair value and resulted in a charge to operations of $215,577 and $182,939 in 2001 and 2002 respectively.

        Option activity for the years ended December 31, 2000, 2001 and 2002 was as follows:

	Options	Weighted Average Options Exercise Price
Balance at December 31, 1999	623,700	$2.58
Granted	583,200	$2.69
Exercised	—	$—
Forfeited	(11,340)	$7.41
Balance at December 31, 2000	1,195,560	$2.55
Granted	1,253,880	$3.74
Exercised	(12,150)	$2.57
Forfeited	(4,050)	$2.78
Balance at December 31, 2001	2,433,240	$3.18
Granted	687,240	$5.20
Exercised	—	$—
Forfeited	(169,881)	$4.74
Balance at December 31, 2002	2,950,599	$3.56

        The weighted average exercise price, by price range, for all outstanding options as of December 31, 2002 is:

	Weighted Average Remaining Contractual Life	Outstanding Options	Options Exercisable	Weighted Average Exercise Price
Price range $2.27-$4.00	6.27 years	1,604,360	1,393,335	$2.65
Price range $4.01-$6.99	8.36 years	1,211,099	194,717	$4.29
Price range $7.00-$10.19	9.03 years	135,140	4,600	$7.82

Warrants

        At December 31, 2002, warrants to purchase 551,312 shares of the Company's common stock were outstanding. All outstanding warrants are fully vested. The details of the warrants for common stock outstanding at December 31, 2002 were as follows:

Number of Shares Underlying Warrants	Exercise Price	Expiration Date
109,952	$2.73	January 2004
121,500	$3.41	January 2005
40,500	$2.47	January 2005
212,622	$2.49	June 2005
60,909	$6.17	August 2006
5,829	$6.17	October 2006

9. Employment Agreements

        The Company has entered into employment agreements with both the Chief Executive Officer and the President that expire on December 10, 2004. The agreements provide for base compensation with annual increases, benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by the Company's board of directors in its sole discretion. Additionally, if the Company should merge or consolidate with or into an unrelated entity, sell all or substantially all of its assets, or enter into a transaction or series of transactions the result of which 51% or more of its capital stock is transferred to one or more unrelated third parties, both the Chief Executive Officer and the President are entitled to receive a bonus equal to 2% of the gross proceeds of such sale (as defined in the agreement). The agreements also provide for benefits upon termination, disability or death. In addition, the agreements provide for severance and acceleration of vesting of stock options in the event of a termination after a change in control. The agreements also contain non-competition provisions that are in effect during the severance period.

        The Company has also entered into employment agreements with several other key employees which range in term from one to three years. The agreements provide for a base salary subject to annual increases and incentive compensation if the Company achieves certain milestones as defined in the agreements plus a performance bonus as determined by the Company's board of directors. Certain of these agreements provide for compensation and incentive compensation if the employee is terminated without cause or if the employee terminates because of the Company's failure to pay amounts due, demotion of title or responsibilities, or certain changes of control.

10. Savings and Investment Plan

        The Company adopted the DOV Pharmaceutical, Inc. 401(k) Savings and Investment Plan (the "401(k) Plan"), effective January 1, 2002, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is a defined contribution plan established to provide retirement benefits for all employees who have completed one year of service with the Company and attained 21 years of age.

        The 401(k) Plan is employee funded up to an elective annual deferral and also provides an option for the Company to contribute to the 401(k) Plan at the discretion of the 401(k) Plan's trustees. During fiscal 2002, the Company did not elect to contribute to the 401(k) Plan.

11. Significant Agreements

Wyeth-Ayerst Agreement

        In May 1997, the Company entered into an option agreement with American Cyanamid, now Wyeth-Ayerst, to license four compounds from them and paid $10,000 as an option fee. In May 1998, the Company exercised its option and entered into a license agreement with Wyeth-Ayerst pursuant to which the Company paid $300,000 to Wyeth-Ayerst for certain rights to four compounds, indiplon, ocinaplon, bicifadine and DOV 216,303. As each of the four compounds licensed in from Wyeth-Ayerst require the approval of the FDA prior to their commercialization, are prior to technological feasibility and have no alternative future use, the Company wrote off the entire amount paid to Wyeth-Ayerst as research and development expense. If the Company sublicenses a compound to a third party, it is obligated to pay Wyeth-Ayerst 35% of all payments it receives based upon that compound. This payment drops to 25% if a new drug application has been filed by the Company before the sublicense grant. These payment obligations are subject to minimum royalties of 2.5% of net sales for indiplon, ocinaplon and DOV 216,303 and 4.5% of net sales for bicifadine, and minimum milestones of $2.5 million for indiplon, ocinaplon and DOV 216,303 and $5.0 million for bicifadine. In June 1998, the Company entered into a sublicense and development agreement for indiplon with Neurocrine Biosciences, Inc. ("Neurocrine"). The Company's sublicense agreement with Neurocrine and its joint venture with Elan are structured so that it can satisfy these minimum milestone obligations. To the extent DOV Bermuda has not entered into arrangements with third parties, however, any amounts owed to the Company from its joint venture with Elan will be effectively funded by the Company to the extent of its interest in DOV Bermuda unless Elan elects not to participate in the funding of DOV Bermuda after December 31, 2002 in which case the Company will effectively fund all of the amounts owed to it. If Wyeth-Ayerst terminates the license upon an uncured breach by the Company, the Company must transfer all information, data and know-how relating to the products and any government authorizations, in addition to the Company's rights derived from its sublicensees with regard to the products. The agreement expires as to each compound ten years following the launch of each compound in each country. Upon such expiration, with respect to each country the Company will have a fully paid, royalty-free license with the right to make, use or sell the compounds without any further monetary obligation to Wyeth-Ayerst.

        In 2001, Neurocrine made a milestone payment to the Company of $1,300,000 in cash and warrants to purchase 75,000 shares of Neurocrine common stock. Royalty expense for the year ended December 31, 2001, of $1,111,122 represents amounts due under the Wyeth agreement, which includes 35% of the cash and 35% of the fair value of the warrants at the date received from Neurocrine. Included in accrued expenses at December 31, 2002 is $563,486 related to the 35% of the amounts payable to Wyeth-Ayerst. This liability is adjusted to fair value and resulted in $269,718 of other income which has been netted against other expense during 2002 due to the decline in value of the warrants.

Biovail Agreement

        In January 2001, the Company entered into a license and research and development agreement regarding DOV diltiazem with Biovail under which Biovail obtained an exclusive, worldwide license to certain DOV intellectual property. The parties agreed to work together to formulate, research and clinically develop the product. Biovail has the exclusive right to manufacture and market the product and Biovail is responsible for marketing and commercialization decisions. The Company retains a co-promotion right subject to a separate co-promotion agreement to be negotiated with Biovail. Biovail is responsible for the first $6,000,000 of research and development costs to develop the product. Costs above $6,000,000 are shared equally by the parties. In connection with this agreement, the Company received a $7,500,000 fee on signing and the Company is entitled to receive milestone payments of up to $10,000,000 upon the occurrence of certain events and a royalty of net sales, if any. The upfront payment has been deferred and is being amortized to revenue when earned over the estimated research and development period. Through July 1, 2002, the Company estimated the development period for this product to be three years. This estimate was revised to a total of 41 months as of July 1, 002, due to the need for an additional clinical trial. Biovail will also pay the Company to perform research and development under this agreement. Revenue and research and development expense includes $245,000 and $150,050 for the years ended December 31, 2001 and 2002, respectively, for such services.

        Under the Biovail license agreement, Biovail is required to enforce the DOV diltiazem patent and the related intellectual property, including to sue for infringement, and the Company may be required to reimburse Biovail for legal fees and disbursements in connection with such enforcement up to $1,500,000. (See Note 14).

Neurocrine Agreement

        In June 1998, the Company entered into a sublicense and development agreement for one of the Company's compounds (indiplon) with Neurocrine. In December 2002, Neurocrine and Pfizer Inc. announced a global agreement for the exclusive worldwide development and commercialization of indiplon.    In connection with this agreement, the Company and Neurocrine, together with its licensor Wyeth, agreed to establish three standby licenses, one to Neurocrine from Wyeth in case the Company's license agreement is terminated by reason of the Company's default, another to Neurocrine's partner (subsequently Pfizer, as noted below) from the Company in case the sublicense agreement with Neurocrine is terminated by reason of Neurocrine's default and a third standby license from Wyeth to Neurocrine's partner in case both Neurocrine and the Company default in our respective agreements. The Company received a sublicensing fee of $5,000. In addition, the Company is entitled to receive milestone payments on certain development events and royalties on net sales, if any. In the fourth quarter of 2001, Neurocrine commenced the first pivotal trial and made a milestone payment to the Company of $1,300,000 in cash and warrants to purchase 75,000 shares of Neurocrine common stock. The $1,300,000 in cash and fair value of the warrants of $1,874,633 were recorded as milestone revenue in the fourth quarter of 2001. A portion of these warrants with a fair value of $93,732 were used to pay transaction fees. The warrants qualify as a derivative under SFAS No. 133 and are carried on the balance sheet at their fair market value. Any change in fair market value will be recorded as other income or expense. During 2002, the Company recorded $501,000 in other expense related to the reduction in fair value of these warrants offset by the decrease in the liability to Wyeth.

The fair value of the warrants as of December 31, 2001 and 2002, respectively, is estimated using the Black-Scholes option pricing model and using the following significant assumptions:

	December 31,
	2001	2002
Remaining term	4.875 years	3.875 years
Expected dividends	None	None
Expected volatility	59.4%	40.3%

        In connection with this agreement, the Chief Executive Officer and President of the Company, respectively, entered into consulting agreements with Neurocrine in which they agreed to provide certain consulting services for an annual service fee of $50,000 each. Subsequently, these original consulting agreements were terminated and new consulting agreements with entities in which the Chief Executive Officer and President retain beneficial ownership were implemented. To date, services under these agreements have not been requested. This portion of the Neurocrine agreement is not reflected in the financial statements of the Company.

Operating Leases

        The Company leases office space under a long-term operating lease expiring in the year 2004. The Company also leases various office and transportation equipment under operating leases with terms ranging from one to three years.

        As of December 31, 2002, the total non-cancelable future minimum rental payments under the above-mentioned leases are as follows:

Year ending December 31,
2003	$356,930
2004	179,682
2005	5,561
2006	—

$542,173

        Rent expense incurred for office space and equipment leases amounted to $207,967, $247,966 and $274,767 for the years ended December 31, 2000, 2001 and 2002.

        Upon entering into the office lease agreement, a letter of credit of $67,000 was issued for the buildout of the office space, which expires May 31, 2005. A certificate of deposit is being held as collateral for the letter of credit, which is included in cash and cash equivalents.

12. Fair Value of Financial Instruments

        The fair value of the convertible exchangeable promissory note outstanding was $24,556,000 and $18,200,000 as of December 31, 2001 and 2002, respectively. The fair value of the convertible promissory note outstanding was $10,157,000 and $6,935,000 as of December 31, 2001 and 2002, respectively. The excess fair value over the carrying amount is related to the increased value of the conversion features in these notes since their issuance. The estimated fair-value amounts have been determined using the Black-Scholes methodology. The carrying amount of cash and cash equivalents approximates the fair value of these instruments due to their short-term nature.

13. Recent Litigation Developments

        From April 30, 2002, a number of class action lawsuits were filed naming as defendants the Company, certain of the Company's officers and directors and certain of the underwriters in the Company's April 24, 2002 initial public offering of 5,000,000 shares of its common stock. The lawsuits were filed in the United States District Court for the Southern District of New York and the United States District Court for the District of New Jersey. The complaints that have been served allege violations of Sections 11, 12 and 15 of the Securities Act of 1933 as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, based upon the Company's alleged failure to disclose the filing of a revised registration statement and prospectus for the Company's initial public offering reflecting changes to the 1999 financial statements of the Company's joint venture with Elan, DOV (Bermuda), Ltd. These class actions were brought on behalf of purchasers of the Company's common stock in or traceable to the Company's initial public offering and sought money damages or rescission. On August 16, 2002 Judge Sweet consolidated before him the lawsuits, previously consolidated, filed in the United States District Court for the District Court of New Jersey with the lawsuits filed in the Southern District. On December 20, 2002, the Company entered into a settlement agreement, which is subject to court approval, to settle these lawsuits. The settlement, to be presented to the court, includes all defendants and covers as a class all those who purchased common stock of the Company in or traceable to the Company's initial public offering through December 20, 2002 and suffered damages. If the proposed settlement is approved by the court the Company will pay in the aggregate to the plaintiffs (i) $250,000 and (ii) 500,000 six-year warrants to purchase common stock exercisable at $10.00 per share. As of December 31, 2002, the Company estimated the value of these warrants at $2.3 million. On January 21, 2003, the United States District Court authorized notice of the proposed class action settlement that was sent to all putative class members. The notice informed class members of their rights including their rights to object to the proposed settlement and to pursue their claims separately.

        Based on the terms of the proposed settlement agreement, the Company determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, as of December 31, 2002, the Company established an estimate for the cost of the litigation settlement of $2.5 million, with $2.3 million representing the Company's estimate of the liability for the fair value of the warrants. As the proposed settlement agreement has yet to be approved by the court, the warrants are not considered issued or outstanding, and as a result an estimated liability for the settlement has been recorded in the Company's financial statements at fair value. The Company estimated the fair value of the warrants using a Black-Scholes methodology. Significant assumptions included the Company's closing stock price as of December 31, 2002 of $6.80 per share and a volatility factor of 82.242% based on the 90-day volatility as reported by Bloomberg for the 90 days ended December 31, 2002. The fair value of the warrants will fluctuate based on many factors including but not limited to the fair value of the Company's common stock and the volatility in the Company's common stock. The majority of the value in the liability at December 31, 2002, relates to the Company's current stock price, the term of the warrants and the fact that the Company's common stock is volatile. The final value of the overall settlement may differ significantly from the estimates currently recorded depending on the variety of factors affecting the valuation of the warrants. Accordingly, the Company will revalue the estimate of the settlement on a quarterly basis and at the time the warrants are issued. Upon approval of the court, the warrants will be considered issued and, the Company will record such amounts as stockholders' equity in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and the Company will no longer be required to revalue the liability for the warrants.

        While the Company expects that the court will approve the class action settlement terms, it cannot provide any assurance that this will occur, or that the settlement terms reached will not be changed in response to court objections or that litigation will not resume if the settlement is not approved. If the securities litigation resumes the Company believes it has meritorious defenses to the claims alleged, and the Company would vigorously defend against the claims. In such event, the Company would incur expenses, including attorneys' fees, in defending the securities class actions.

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

        The Company strongly disagrees with their positions, has advised the carriers that the Company intends to hold them to their original binder terms as the Company vigorously pursues resolution of these matters, and has initiated arbitration against the primary D&O carrier. The Company cannot provide any assurance that a satisfactory resolution of these matters will be achieved or that litigation will not ensue. Pending resolution, the Company will incur expenses, including attorneys' fees, in attempting to resolve the coverage disputes. These expenses may be significant and, as a result, may materially and adversely affect the Company's results of operations. In addition, the Company's inability to obtain coverage as provided in the Company's original binders could adversely affect the Company's financial condition, results of operations and liquidity, since expenses incurred in defending the class actions may not be reimbursable by the insurers and any losses in respect of the class action lawsuits may be borne solely by the Company. The Company has reached an agreement with the excess D&O carrier that for claims other than the securities class action lawsuits described above, the excess D&O policy will remain in place, effective for losses in excess of $10.3 million. If the arbitration results in an award that there is no primary D&O coverage, the Company will be responsible for losses, if any, up to $10.3 million, normally covered by such insurance for director and officer (but not company) reimbursement. If the Company and its officers and directors are not covered by primary D&O insurance, the Company's ability to recruit and retain officers and directors may be adversely affected. The Company cannot assure you that replacement primary D&O coverage will be available or, if it is, will be available on financial terms comparable to those offered by the original primary carrier that has denied coverage. Further, if replacement coverage is secured, it will not cover previously-initiated class or related class actions arising out of the Company's initial public offering and may contain other exceptions and coverage restrictions not found in the primary carrier's original policy binder. As a result of the uncertainty described above, the Company has not recorded any reduction in the cost of the class action settlement described above for insurance proceeds. To the extent the Company prevails in the arbitration, any insurance recovery will be recorded in the period when the recovery is realized.

14. Contingencies

Biovail Matters

        Until April 2002, Andrx Pharmaceuticals, Inc., Andrx, and Biovail Corporation were involved in litigation relating to the DOV diltiazem patent in the United Stated District Court for the Southern District of Florida. At that time, Biovail dismissed with prejudice its claim that Andrx's generic version of Tiazac would infringe the DOV diltiazem patent, thereby barring Biovail from reasserting the same claim in the future. The federal court in Florida also ordered that Andrx's claims of non-infringement and invalidity were moot. Subsequently, as part of an overall settlement with Biovail, Andrx dropped its claims that the patent and license agreement with Biovail are invalid. As reported, pursuant to the Biovail-Andrx settlement, Biovail and Andrx agreed (a) to file a stipulation of dismissal with prejudice of all pending claims, (b) to enter into mutual releases of any unasserted claims relating to Biovail's Cardizem CD and Tiazac and Andrx's generic versions of those products and (c) that Biovail will permit Andrx to manufacture and market, Taztia, Andrx's generic version of Tiazac, free of any patent infringement claims Biovail may have or acquire.

        The Company's license agreement with Biovail gives Biovail the exclusive right to enforce the DOV diltiazem patent against others, including the exclusive right to sue others for past, present and future infringements of the DOV diltiazem patent. The Company is contractually obligated under certain circumstances to reimburse Biovail for legal fees and disbursements incurred in connection with such patent enforcement, up to a maximum of $1.5 million. Biovail, citing this contractual provision, has asserted that the Company is responsible for the reimbursement of aggregate legal expenses of approximately $1.5 million that Biovail allegedly incurred to enforce the DOV diltiazem patent against Andrx. The Company believes that it is not obligated to reimburse Biovail for these expenses. Among other reasons, the Company believes that Biovail's actions in listing the DOV diltiazem patent in the Orange Book were taken in major part to secure a stay of FDA approval of Andrx's generic drug, rather than to enforce the DOV diltiazem patent. Further, Biovail's litigation with Andrx involved many issues, including violation of antitrust laws, unrelated to the DOV diltiazem patent or its validity. Biovail withdrew its Orange Book listing, Andrx and Biovail filed a stipulation of dismissal of the patent infringement action against Andrx with respect to the DOV diltiazem patent and, the FTC announced a complaint against Biovail founded on the alleged illegality of the Orange Book filing. The Company responded to Biovail's claim, rejecting it on both procedural and substantive grounds. The Company also responded to Biovail's subsequent assertion that failure to pay its legal fees will constitute a material breach of the license agreement entitling Biovail to legal remedies including rescission. The Company believes that any such dispute is subject to mandatory arbitration and that the sole remedy for any award of legal fees is an offset against royalties, if any. The Company has also submitted its own contractual claim for legal fees and disbursements of approximately $423,000 against Biovail resulting from license agreement misrepresentations and the Orange Book filing. Nonetheless, the Company may be responsible for a portion of Biovail's legal expenses with regard to litigating Biovail's claim that Andrx's generic drug infringes the DOV diltiazem patent and may fail to recover the Company's legal expenses. As of December 31, 2002, no provision for the reimbursement of these costs is included in the Company's financial statements.

Elan Matter

        Under the terms of the Company's joint venture agreements with Elan, Elan's consent is required with respect to certain transactions entered into by the Company. In the event that the Company does not obtain Elan's consent when it is required, Elan has the right to terminate the license agreement with Nascime Limited, a 100% owned subsidiary of DOV Bermuda. In January 2001, the Company entered into a license, research and development agreement with Biovail, which is a named technological competitor of Elan under Elan's license agreement with Nascime. The Company does not believe that Elan's consent to the Biovail agreement was required. Nonetheless, the Company sought consent from Elan, which Elan refused to grant. While Elan has neither asserted that its consent was required, nor objected to the Company entering into the Biovail license agreement or threatened to terminate its license agreement with Nascime, it has stated that it reserves its rights with respect to this issue. It is not feasible to predict what the outcome would be if Elan were to seek to terminate its agreement based on the Company's failure to obtain its consent. The Elan license with Nascime is material to the Company and if the license were to be terminated, it could have a material adverse impact on the Company's financial position and results of operations.

15. Subsequent Events

        On March 24, 2003, the Company and Elan agreed to amend the convertible exchangeable note issued to Elan in January 1999 such that the exchange right feature of the note has been eliminated. The exchange right had previously given Elan the ability to exchange, at any time during the term of the note, the principal portion of the note into an equal ownership position of DOV Bermuda. The Company and Elan also exchanged releases for claims under the JDOA or related license agreements. All other significant terms of the note will remain the same. In connection with this amendment to the note, Elan will receive 75,000 warrants to purchase DOV Common Stock, par value of $0.0001, with a strike price of $10.00 per warrant and an expiration date of January 21, 2006. As of March 24, 2003, the fair value of the warrants was estimated to be $164,000.

        On March 28, 2003 the Company entered into a separation agreement with Biovail that provided for the return of the Company's December 2000 patent for the immediate and controlled release of diltiazem and termination of the 2001 exclusive license agreement with Biovail for development of the DOV compound for the treatment of angina and hypertension. In consideration of the termination of the 2001 agreement and the return of the patent, DOV has agreed to a $1.0 million payment to Biovail upon signing, as well as, contingent payments to Biovail of $3.0 million upon receipt of marketing authorization for the drug and up to $7.5 million based upon sales. The Company will record a charge of $1.0 million in the first quarter of 2003 in respect of the signing payment. As the separation agreement ends DOV's performance obligations, the agreement will result in the recognition in the first quarter of the remaining deferred revenue, totaling $3.0 million as of December 31, 2002. As a result of the separation agreement, Biovail and DOV also agreed to release any and all claims.

16. Quarterly Financial Data (Unaudited)

        The following table contains selected unaudited statement of operations information for each quarter of 2002 and 2001. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

	Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31(a)
	(In thousands, except per share data)
2002
Revenue	$708	$635	$504	$542
Net loss	(3,882)	(3,785)	(2,604)	(6,550)
Net loss attributable to common stockholders	(3,882)	(3,785)	(2,604)	(6,550)
Basic and diluted net loss per share	(0.79)	(0.32)	(0.18)	(0.45)
2001
Revenue	$417	$625	$714	$3,956
Net loss	(1,816)	(1,807)	(1,575)	(207)
Net loss attributable to common stockholders	(1,816)	(1,807)	(1,667)	(212)
Basic and diluted net loss per share	(0.37)	(0.37)	(0.34)	(0.04)

(a)
Includes a non-cash charge of $2.5 million relating to shareholder litigation settlement in 2002 and $3.2 million in revenue related to the achievement of a milestone in 2001.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
DOV (Bermuda), Ltd.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of changes in stockholders' deficit and consolidated statements of cash flows present fairly, in all material respects, the financial position of DOV (Bermuda), Ltd. (a development stage company) and subsidiary (the "Company") as of December 31, 2001 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2000, 2001 and 2002, and the period from inception (January 21, 1999) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, NJ

March 7, 2003, except for Note 8 as to which the date is March 24, 2003

DOV (BERMUDA), LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2001	2002
Assets
Current assets
Cash and cash equivalents	$7,623	$8,936

Total current assets	$7,623	$8,936

Liabilities and Stockholders' Deficit
Current liabilities
Accrued liabilities	$29,863	$35,708
Due to related parties	1,854,045	3,558,354

Total current liabilities	1,883,908	3,594,062

Commitments and contingencies
Stockholders' deficit
Class A voting common stock, $1.00 par value; 16,020 shares authorized; 16,020 shares issued and outstanding	16,020	16,020
Class B non-voting common stock, $1.00 par value; 3,980 shares authorized; 3,980 shares issued and outstanding	3,980	3,980
Additional paid-in capital	19,527,194	27,281,999
Deficit accumulated during development stage	(21,423,479)	(30,887,125)

Total stockholders' deficit	(1,876,285)	(3,585,126)

Total liabilities and stockholders' deficit	$7,623	$8,936

The accompanying notes are an integral part of these financial statements.

DOV (BERMUDA), LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from January 21, 1999 (Date of Inception) Through December 31, 2002
	Years Ended December 31,
	2000	2001	2002
Operating expenses
Purchased in-process research and development (Note 5)	$—	$—	$—	$10,005,000
Research and development expenses (Note 4)	3,580,421	5,891,632	9,435,906	20,775,814
General and administrative expenses	31,461	23,351	27,764	114,643

Total operating expenses	3,611,882	5,914,983	9,463,670	30,895,457
Interest income	7,647	477	24	8,332

Net loss	$(3,604,235)	$(5,914,506)	$(9,463,646)	$(30,887,125)

The accompanying notes are an integral part of these financial statements.

DOV (BERMUDA), LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Periods from Inception (January 21, 1999) through December 31, 2002

	Common Stock Class A		Common Stock Class B
						Deficit Accumulated During Development Stage
					Additional Paid-In Capital
	Shares	Amount	Shares	Amount			Total
Contributed at inception (January 21, 1999)	16,020	$16,020	3,980	$3,980	$9,980,000	$—	$10,000,000
Capital contribution	—	—	—	—	1,600,957	—	1,600,957
Net loss	—	—	—	—	—	(11,904,738)	(11,904,738)

Balance at December 31, 1999	16,020	16,020	3,980	3,980	11,580,957	(11,904,738)	(303,781)
Capital contribution	—	—	—	—	2,911,822	—	2,911,822
Net loss	—	—	—	—	—	(3,604,235)	(3,604,235)

Balance at December 31, 2000	16,020	16,020	3,980	3,980	14,492,779	(15,508,973)	(996,194)
Capital contribution	—	—	—	—	5,034,415	—	5,034,415
Net loss	—	—	—	—	—	(5,914,506)	(5,914,506)

Balance at December 31, 2001	16,020	16,020	3,980	3,980	19,527,194	(21,423,479)	(1,876,285)
Capital Contribution	—	—	—	—	7,754,805	—	7,754,805
Net Loss	—					(9,463,646)	(9,463,646)

Balance at December 31, 2002	16,020	$16,020	3,980	$3,980	$27,281,999	$(30,887,125)	$(3,585,126)

The accompanying notes are an integral part of these financial statements.

DOV (BERMUDA), LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from January 21, 1999 (Date of Inception) Through December 31, 2002
	Years Ended December 31,
	2000	2001	2002
Cash flow from operating activities
Net loss	$(3,604,235)	$(5,914,506)	$(9,463,646)	$(30,887,125)
Adjustments to reconcile net loss to net cash used in operating activities Purchased in-process research and development	—	—	—	10,005,000
Changes in operating assets and liabilities
Other current assets	(3,980)	3,980	—	—
Accrued liabilities	1,407	8,456	5,845	35,708
Due to related parties	712,654	857,092	1,704,309	3,553,354

Net cash used in operating activities	(2,894,154)	(5,044,978)	(7,753,492)	(17,293,063)
Cash flow from investing activity
Purchase of license agreements	—	—	—	(10,000,000)

Net cash used by investing activity	—	—	—	(10,000,000)

Cash flow from financing activity
Capital contributions	2,911,822	5,034,415	7,754,805	17,301,999
Proceeds from sale of shares	—	—	—	10,000,000

Net cash provided by financing activities	2,911,822	5,034,415	7,754,805	27,301,999

Increase (decrease) in cash and cash equivalents	17,668	(10,563)	1,313	8,936
Cash and cash equivalents-beginning of period	518	18,186	7,623	—

Cash and cash equivalents-end of period	$18,186	$7,623	$8,936	$8,936

The accompanying notes are an integral part of these financial statements.

DOV (BERMUDA), LTD.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

        DOV (Bermuda), Ltd. (the "Company") was incorporated on January 21, 1999 in Bermuda. The Company is owned jointly by Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan Corporation, plc ("Elan") through its wholly-owned subsidiary Elan Pharmaceutical Investment Limited II ("EPIL II"), and DOV Pharmaceutical, Inc. ("DOV"). The primary objective of the Company is to carry on the business of the development, testing, registration, manufacturing, commercialization, and licensing of two pharmaceutical products (as defined in the Joint Development and Operating Agreement ("JDOA") dated January 21, 1999 between DOV, EIS, the Company and its wholly-owned subsidiary Nascime, Ltd. ("Nascime")). The focus of the collaborative venture is to develop the products using the intellectual property of Elan and DOV pursuant to the JDOA.

        DOV owns 100% of the class A capital stock of the Company, which represents 80.1% of the total capital stock outstanding. EPIL II owns 100% of the class B capital stock of the Company, which represents 19.9% of the total capital stock outstanding. The class A and class B common stock rank pari passu in all respects, expect that the class A stock has rights to both vote and receive dividends and the class B stock is non-voting and has no rights to dividends. EPIL II, however, has the option at any time to redesignate and convert the class B non-voting shares such that they would have rights equal to the class A shares to either vote but not receive dividends, to receive dividends but not vote, or both vote and receive dividends. DOV and EPIL II have preemptive rights to participate in any equity offering by the Company in order to maintain their respective equity positions. The Company shares are subject to certain transfer restrictions, which prevent DOV or EPIL II from transferring their ownership interests in the Company other than to an affiliate. Additionally, neither DOV nor EPIL II can pledge or create a lien against their shares of the Company without the prior consent of the other party except in certain instances.

        Under the terms of the JDOA, DOV and EIS have agreed and intend to fund the operations of DOV Bermuda on a pro rata basis based on their respective ownership interests with DOV funding 80.1% and EIS funding 19.9%. Neither party is obligated to fund expenses in excess of these amounts at this time. Although DOV maintains a majority ownership interest in the Company, the JDOA gives management participation to both DOV and EIS, therefore, the Company is considered a joint venture for financial reporting purposes. Effective January 2003, EIS' participating rights expired. As a result, as of January 1, 2003, on a going forward basis DOV will consolidate the financial statements of DOV Bermuda into its financial statements. Additionally, effective, January 1, 2003, Elan has indicated that it no longer will fund its pro rata portion of the Company's expenses. DOV intends to fund Elan's pro rata portion. The joint venture agreement provides, in this case, that Elan's original equity interest in the joint venture will be diluted using a formula that compares respective overall funding contributions, but giving an extra 50% dollar credit to DOV's continued funding not matched by Elan's pro rata contribution equal to the parties' equity relationship.

        The venture was formed with DOV contributing $8,010,000 to purchase 16,020 shares of class A common stock and EIS contributing $1,990,000 to purchase 3,980 shares of class B common stock. In connection with the formation of the venture, DOV issued a convertible exchangeable promissory note to EIS with a principal amount of $8,010,000 that was used to fund DOV's initial investment in the venture. Elan and DOV also licensed technology to the venture. The entire initial cash investment by both DOV of $8,010,000 and EIS of $1,990,000 was immediately used to pay a license fee to Elan.

Licenses

        Pursuant to the formation of DOV Bermuda and Nascime, Elan granted Nascime a license for $10,000,000 to use its proprietary controlled release formulations in connection with the development and commercialization of the products. For its part, DOV has granted Nascime a sublicense and license for $5,000 to use the oral formulations of bicifadine (analgesic) and ocinaplon (anxiolytic). DOV has retained the rights to intravenous formulations of these products.

        Under the licenses with DOV and Elan, Nascime will be required to make royalty payments to DOV and Elan based on net sales, if any. In addition, Nascime will be required to pay DOV up to $7,500,000 if Nascime achieves certain developmental milestones in connection with the development of the products.

        The license agreements terminate on a product-by-product and country-by-country basis 15 years from the first product sale date or the last to expire of the patents covering the product, whichever is later. Elan has the right to terminate its license if a named technological competitor of Elan acquires a ten percent interest in DOV or the Company, or becomes materially engaged in the business or development of DOV or the Company. Upon termination of the joint venture or the licenses to the joint venture, all intellectual property rights Elan and DOV have licensed to the joint venture terminate.

2.    Significant Accounting Policies

        These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require that the financial statements be prepared on a going concern basis. The Company's ability to continue as a going concern is entirely dependent upon the funds it receives from its stockholders in connection with the stockholders' respective obligations to fund the Company's operations. (See Note 1). DOV has committed to provide funding to the Company through at least December 31, 2003.

Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiary, Nascime. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.

Research and Development Expense

        Research and development costs are charged as an expense of the period in which they are incurred. Research and development expense includes costs for clinical trials, toxicology studies and as formulation development work for ocinaplon and bicifadine.

Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Exchange

        Both the Company and Nascime use the United States dollar as their functional currency and substantially all of their transactions are in United States dollars.

Segment and Geographic Information

        The Company has determined it has one reportable operating segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Risks and Uncertainties

        The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, successful commercialization of product candidates, protection of proprietary technology, reliance on stockholders to fund operations, and compliance with FDA regulations.

3.    Comprehensive Income (Loss)

        Comprehensive income (loss) equals net loss for all periods.

4.    Related Party Transactions

        At the end of the period, the amount due to related parties represents costs for research and development that are subcontracted to DOV and Elan. For the periods ended December 31, 2000, 2001 and 2002, respectively, research and development expenses of $1,958,367, $4,124,366 and $8,194,235, were charged by DOV and $1,622,054, $1,767,266 and $1,241,671 were charged by Elan, which represent costs charged by DOV and Elan for research and development services performed, as agreed to by the parties under the agreements. At the end of 2001 and 2002, respectively, the Company owed $1,330,821 and $3,040,379 to DOV and $523,224 and $517,975 to Elan.

5.    In-Process Research and Development

        During January 1999, the Company entered into license arrangements with Elan and DOV to acquire rights to certain intellectual property (as described in Note 1). The license acquired from DOV related to early stage technology that, in the opinion of management, had not reached technological feasibility as it will ultimately require regulatory approval prior to commercialization. In addition, management concluded that the license from Elan was only to be used in conjunction with DOV's compounds and had no alternative future uses. Therefore, all the license fees were deemed to be research and development expense and were charged to expense when incurred. (See Note 2).

6.    Taxes

Bermuda

        Under current Bermuda law the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in

Bermuda that in the event of such taxes being imposed, the Company will be exempted from taxation until the year 2016.

Ireland

        Nascime is not subject to Irish corporation tax based on its current business activities. As such, no amounts have been provided for any such tax.

7.    Contingencies

        As described in Note 1, Elan has certain termination rights under the license agreement with Nascime. In January 2001, DOV entered into a license, research and development agreement with Biovail Laboratories Incorporated ("Biovail"), which is a named technological competitor of Elan under the license agreement with Nascime. DOV does not believe that Elan's consent to the Biovail agreement was required and neither DOV nor the Company believes that Elan is entitled to terminate its license agreement with Nascime as a result of DOV entering into the Biovail license agreement without Elan's consent. Nonetheless, DOV sought consent from Elan, which Elan refused to grant. While Elan has neither asserted that its consent was required, nor objected to DOV entering into the Biovail license agreement or threatened to terminate its license agreement with Nascime, it has stated that it reserves its rights with respect to this issue. It is not feasible to predict what the outcome would be if Elan were to seek to terminate its agreement based on DOV's failure to receive its consent. The Elan license with Nascime is material to the Company and if the license were to be terminated, it would have a material adverse impact on the Company's financial position and results of operations.

8.    Subsequent Events

        On March 24, 2003, DOV Pharmaceutical and Elan agreed to amend the convertible exchangeable note issued to Elan in January 1999 such that the exchange right feature of the note has been eliminated. The exchange right had previously given Elan the ability to exchange, at any time during the term of the note, the principal portion of the note into an ownership position of DOV Bermuda equal to DOV's. All other significant terms of the note will remain the same. In connection with this amendment to the note, Elan will receive 75,000 warrants to purchase DOV Common Stock, par value of $0.0001, with a strike price of $10.00 per warrant and an expiration date of January 21, 2006. DOV and Elan also exchanged releases for claims under the JDOA or related license agreements.

QuickLinks

DOV PHARMACEUTICAL, INC. Form 10-K For the Year Ended December 31, 2002 Table of Contents
PART I Special Note Regarding Forward-Looking Statements
  ITEM I. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
DOV (BERMUDA), LTD. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT For the Periods from Inception (January 21, 1999) through December 31, 2002