Form 10-Q
period 2003-03-31
DOV PHARMACEUTICAL INC
filed 2003-05-15
CIK 1066833

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

        On May 1, 2003, there were outstanding 14,531,135 shares of our common stock, par value $0.0001 per share, and 354,643 shares of series B nonvoting preferred stock, par value $1.00 per share, which shares are convertible at any time upon the vote of the holders of 75% or more of such shares outstanding into 574,521 shares of our common stock.

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended March 31, 2003

Special Note Regarding Forward-Looking Statements

        This Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: may, will, should, expect, intend, plan, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors currently known by us about which we cannot be certain or even relatively confident. Actual results or events will surely differ and may differ materially from our forward-looking statements as a result of many factors, some of which we may not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

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

  •
  obtain collaborations as required with pharmaceutical partners;

  •
  obtain substantial additional funds;

  •
  obtain and maintain all necessary patents or licenses; and

  •
  produce drug candidates in commercial quantities at reasonable cost and compete successfully against other products and companies.

        You should refer to the "Part II—Other Information" section of this report under the subheading "Item 5. Other Information—Risk Factors and Factors Affecting Forward-Looking Statements" for a detailed discussion of some of the factors that may cause our actual results to differ materially from our forward-looking statements. You should also refer to the risks discussed in our other filings with the Securities and Exchange Commission, including those contained in our Annual Report on Form 10-K. We qualify all our forward-looking statements by these cautionary statements. There may also be other material factors that may materially affect our forward-looking statements and our future results. As a result of the foregoing, readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation and do not intend to update any forward-looking statement.

PART I—FINANCIAL INFORMATION

ITEM I.    Financial Statements

DOV PHARMACEUTICAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,859,573	$32,425,850
Accounts receivable	47,289	47,289
Marketable securities—short-term	21,446,821	24,271,339
Investments	1,609,961	766,256
Receivable from DOV Bermuda	3,040,379	—
Prepaid expenses and other current assets	710,880	575,518

Total current assets	64,714,903	58,086,252
Marketable securities—long-term	1,039,230	—
Property and equipment, net	338,500	318,044
Deferred charges, net	57,814	214,943

Total assets	$66,150,447	$58,619,239

Liabilities, Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$1,906,923	$1,464,594
Accrued expenses	3,839,331	4,167,737
Deferred revenue—current	1,979,167	—
Accumulated loss in excess of investment in DOV Bermuda	2,875,763	—

Total current liabilities	10,601,184	5,632,331

Deferred revenue—noncurrent	989,583	—
Convertible promissory note	10,506,257	10,690,117
Convertible line of credit promissory note	3,294,064	3,376,374
Commitments and contingencies
Stockholders' equity:
Preferred stock—series B, $1.00 par value, 354,643 shares authorized, 354,643 shares issued and outstanding at December 31, 2002 and March 31, 2003	354,643	354,643
Common stock, $.0001 par value, 60,000,000 shares authorized, 14,414,038 issued and outstanding at December 31, 2002 and 14,523,135 issued and outstanding at March 31, 2003	1,441	1,452
Additional paid-in capital	81,523,234	82,124,810
Accumulated other comprehensive loss	(179,091)	(111,442)
Accumulated deficit	(40,665,135)	(43,275,391)
Unearned compensation	(275,733)	(173,655)

Total stockholders' equity	40,759,359	38,920,417

Total liabilities, redeemable preferred stock and stockholders' equity	$66,150,447	$58,619,239

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
Revenue	$708,297	$2,968,750
Operating expenses:
Royalty and licensing expense	—	1,000,000
General and administrative expense	818,803	1,255,353
Research and development expense	2,251,730	3,260,457

Loss from operations	(2,362,236)	(2,547,060)
Loss in investment in DOV Bermuda	(247,614)	—
Interest income	61,228	237,094
Interest expense	(910,585)	(436,258)
Other income (expense), net	(422,702)	135,968

Net loss	$(3,881,909)	$(2,610,256)

Basic and diluted net loss per share	$(0.79)	$(0.18)

Weighted average shares used in computing basic and diluted net loss per share	4,894,238	14,476,825

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
Cash flows from operating activities
Net loss	$(3,881,909)	$(2,610,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss in investment in DOV Bermuda	247,614	—
License expense	—	1,000,000
Decrease in non-cash litigation settlement expense	—	(504,269)
Net depreciation in investments and marketable securities	418,505	574,148
Non-cash interest expense	910,250	435,779
Depreciation	21,037	37,747
Amortization of deferred charges	6,268	6,937
Non-cash compensation charges	154,239	159,750
Warrants, options and common stock issued for services	180,767	(16,762)
Changes in operating assets and liabilities:
Receivable from DOV Bermuda (Elan Portion)	(374,315)	181,302
Accounts receivable	67,703	—
Prepaid expenses and other current assets	40,461	135,362
Accounts payable	6,722	(432,247)
Accrued expenses	635,794	360,460
Deferred revenue	(625,000)	(2,968,750)

Net cash used in operating activities	(2,191,864)	(3,640,799)

Cash flows from investing activities
Purchases of marketable securities	—	(5,511,569)
Sales of marketable securities	—	3,500,000
Purchases of property and equipment	(15,677)	(17,291)

Net cash used in investing activities	(15,677)	(2,028,860)

Cash flows from financing activities
Repayment of notes payable	(311)	—
Proceeds from options exercised	—	227,000

Net cash provided by (used in) financing activities	(311)	227,000

Net decrease in cash and cash equivalents	(2,207,852)	(5,442,659)
Cash and cash equivalents, beginning of period	13,652,334	37,868,509

Cash and cash equivalents, end of period	$11,444,482	$32,425,850

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company

Organization

        DOV Pharmaceutical, Inc. (the "Company") was incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000.

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

        The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2002, included in our Annual Report on Form 10-K filed with the SEC.

        The Company and Elan Corporation, plc ("Elan") entered into a transaction to form DOV Bermuda, Ltd. f/k/a DOV Newco, Ltd. a Bermuda exempted limited company ("DOV Bermuda"). While the Company owns 80.1% of the outstanding capital stock of DOV Bermuda and Elan owns 19.9%, through its wholly-owned subsidiary Elan Pharmaceuticals Investments II, Ltd., as of December 31, 2002, Elan had retained significant minority rights that were considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16 "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." Accordingly, as of December 31, 2002, the Company did not consolidate the financial statements of DOV Bermuda, but instead accounted for its investment in DOV Bermuda under the equity method of accounting. As such, the Company recorded its 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development expense incurred by the Company on behalf of DOV Bermuda and as Loss in Investment in DOV Bermuda for the Company's 80.1% interest in the remaining loss of DOV Bermuda prior to December 31, 2002. As Elan's rights to participate in the management of the joint venture expired as of January 2003, the Company began to consolidate the results of DOV Bermuda as of January 1, 2003. If the Company had consolidated the results of DOV Bermuda as of January 1, 2002, pro forma consolidated revenue, net loss and net loss per share for the three months ended March 31, 2002 would have been $708,000, $3.9 million and $0.79, respectively.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported assets, liabilities, revenues, earnings, financial position and various disclosures. Significant estimates include accrued litigation settlement costs and the value of investments. Actual results could differ from those estimates.

Deferred Charges

        Deferred charges are comprised of issuance costs for the convertible promissory note and the convertible line of credit promissory note and are being amortized over the six-year term of the instruments, ending in January 2005, and the issuance of 75,000 warrants to Elan for the amendment to the convertible promissory note, as discussed in Note 6, that is being amortized over the remaining term of the note, ending in January 2005.

Net Loss Per Share

        Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. The Company has excluded the shares issuable on conversion of the convertible promissory note, the convertible line of credit promissory note, convertible preferred stock, outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are antidilutive for each period presented.

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
Net loss	$(3,881,909)	$(2,610,256)

Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	4,894,238	14,476,825

Basic and diluted net loss per share	$(0.79)	$(0.18)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Convertible preferred stock	5,094,321	574,521
Convertible promissory note	2,507,372	2,685,959
Convertible line of credit promissory note	898,131	990,139
Options	2,408,940	2,932,780
Warrants	551,312	626,312

	11,460,076	7,809,711

Comprehensive Loss

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
Net loss	$(3,881,909)	$(2,610,256)
Reclassification for losses included in net loss	—	91,177
Net unrealized losses on marketable securities and investments	—	(23,528)

Comprehensive loss	$(3,881,909)	$(2,542,607)

        .

Stock-Based Compensation

        The Company accounts for stock-based compensation expense for options granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Unearned compensation expense is being amortized in accordance with Financial

Accounting Standards Board Interpretation No. 28 on an accelerated basis over the vesting period.

        If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net loss would be as follows:

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
Net loss as reported	$(3,881,909)	$(2,610,256)
Add: total stock-based employee compensation expense determined under APB No. 25	154,239	159,750
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(226,038)	(448,337)

Pro forma	$(3,953,708)	$(2,898,843)

Basic and diluted net loss per share:
As reported	$(0.79)	$(0.18)

Pro forma	$(0.81)	$(0.20)

        For purposes of the computation of the pro forma effects on the net loss above, the fair value of each employee option is estimated using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended March 31,
	2002	2003
Risk-free interest rate	3.90%–6.97%	3.65%–6.97%
Expected lives	10 years	10 years
Expected dividends	None	None
Expected volatility	0%	82.53%–115.10%

Concentration of Credit Risk

        Cash and cash equivalents are invested in deposits with significant financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $10.7 million of the Company's cash balance was uncollateralized at March 31, 2003.

Recent Accounting Pronouncements

        In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. As the Company's participating rights with Elan expired as of January 2003, the Company began to consolidate the results of the joint venture entity DOV Bermuda as of January 1, 2003. As a result, with respect to the joint venture the adoption of FIN 46 is not expected to have a material effect on the Company's financial position or results of operations.

        In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock- based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The Company will be required to adopt this provision for revenue arrangements entered into on or after June 15, 2003. Unless new transactions are entered into, the adoption of EITF 00-21 is not expected to have a material impact on the Company's financial position or results of operations.

3.     Research and Development Expense

        Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead. Certain research and development expenses incurred on behalf of DOV Bermuda are billed to DOV Bermuda under a joint development and operating agreement. Historically, payments received from DOV Bermuda that reflect Elan's 19.9% interest in the work performed by the Company for DOV Bermuda were recorded as a reduction in research and development expense. Elan has advised the Company that it will no longer fund its pro rata share of DOV Bermuda expenses after December 31, 2002. Beginning January 1, 2003, the Company is consolidating DOV Bermuda and recording 100% of the research and development costs of DOV Bermuda.

        The following represents a detail of amounts included in research and development expense:

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
Payroll related and associated overhead	$981,627	$1,063,762
Clinical and preclinical trial costs	1,091,483	2,207,798
Professional fees	178,620	(11,103)

Total research and development expense.	$2,251,730	$3,260,457

Research and development attributable to DOV Bermuda compounds	$1,506,665
Research and development attributable to other compounds	745,065

Total research and development expense	$2,251,730

4.     DOV Bermuda

        The summarized results of operations of DOV Bermuda for the three months ended March 31, 2002 are as follows:

Three Months Ended March 31, 2002
(Unaudited)
Research and development expense	$2,182,803

Operating loss	$2,190,111

Net loss	$2,190,111

5.     Marketable Securities and Investments

        At March 31, 2003, the Company held securities, classified as available-for-sale, with a market value of $24.3 million. The securities consist primarily of corporate debt securities and government and federal agency bonds. The Company also had short-term investments in municipal bonds, money market, negotiable certificates of deposits, and auction rate paper, with maturity dates of three months or less when purchased, as a component of cash and cash equivalents, of $16.6 million. The Company does not purchase financial instruments for trading or speculative purposes.

        During the first quarter, the Company exercised the Neurocrine warrants in return for Neurocrine common stock. As a result, approximately $317,700 of the investment balance at March 31, 2003 reflects this investment in common stock. This investment is classified as a available-for-sale security. In addition, during the first quarter, warrants with a fair value of approximately $489,000 were transferred to Wyeth-Ayerst in full settlement of the accrued royalty liability, which related to warrants that were due to Wyeth-Ayerst under the license agreement.

        As of March 31, 2003, the Company still holds Neurocrine warrants to purchase common stock with a fair value of approximately $448,500. As the warrants represent a derivative financial instrument under SFAS133, "Accounting for Derivative Instruments and Hedging Activities," they are reflected in the Company's financial statements at fair value and the Company records an adjustment to those fair values at the end of each reporting period with the corresponding gain or loss reflected in other income or expense. Subsequent to March 31, 2003, the Company sold both the common stock and warrants for approximately $786,000.

6.     Equity Transactions

        On March 24, 2003, the Company and Elan agreed to eliminate the exchange feature of the instrument previously referred to as the convertible exchangeable promissory note. The exchange right had previously given Elan the ability to exchange, at any time during the term of the note, the principal portion of the note into an equal ownership position of DOV Bermuda. All other significant terms of the note, which includes the right to convert the principal and accrued interest at any time into shares of the Company's common stock at $3.98 per share until the expiration of the note in January 2005, will remain the same. In connection with this amendment to the note, the Company issued to Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan, 75,000 warrants to purchase DOV common stock with a strike price of $10.00 per warrant and with an expiration date of January 21, 2006. As of March 24, 2003, the Company determined the fair value of the warrants at $164,000, which was capitalized and will be amortized over their remaining term.

        As of March 31, 2003, the Company has 6,550,357 shares of undesignated preferred stock authorized with a par value of $1.00.

7.     Biovail License

        On March 28, 2003, the Company entered into a separation agreement with Biovail that provided for the return of the Company's December 2000 patent for the immediate and controlled release of diltiazem and termination of the 2001 exclusive license agreement with Biovail for development of the DOV compound for the treatment of angina and hypertension. In consideration of the termination of the 2001 agreement and the return of the patent, DOV agreed to a $1.0 million payment to Biovail upon signing, contingent payments to Biovail of $3.0 million upon receipt of marketing authorization for the drug and up to a maximum of $7.5 million based upon sales. The Company recorded a charge for the $1.0 million signing payment in the first quarter of 2003. This payment was to obtain the patent and related clinical data from Biovail. As this product will require FDA approval prior to marketing and the patent has no alternative further use, the Company expensed the entire license fee. As the separation agreement ends DOV's performance obligations, the agreement also resulted in the recognition in the first quarter of the remaining deferred revenue, totaling approximately $3.0 million as of December 31, 2002. In addition, as a result of the separation agreement, Biovail and DOV also agreed to release any and all claims.

8.     Recent Litigation Developments

        From April 30, 2002, a number of class action lawsuits were filed naming as defendants the Company, certain of the Company's officers and directors and certain of the underwriters in the Company's April 24, 2002 initial public offering of 5,000,000 shares of its common stock. The lawsuits were filed in the United States District Court for the Southern District of

New York and the United States District Court for the District of New Jersey. The complaints that have been served allege violations of Sections 11, 12 and 15 of the Securities Act of 1933 as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, based upon the Company's alleged failure to disclose the filing of a revised registration statement and prospectus for the Company's initial public offering reflecting changes to the 1999 financial statements of the Company's joint venture with Elan, DOV Bermuda, Ltd. These class actions were brought on behalf of purchasers of the Company's common stock in or traceable to the Company's initial public offering and sought money damages or rescission. On August 16, 2002 Judge Sweet consolidated before him the lawsuits filed in the United States District Court for the District Court of New Jersey with the lawsuits filed in the Southern District of New York. On December 20, 2002, the Company entered into an agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. The settlement includes all defendants and covers as a class all those who purchased common stock of the Company in or traceable to the Company's initial public offering through December 20, 2002 and suffered damages. If no appeal is filed by May 16, 2003, or if an appeal is sought and is dismissed or denied by the court, the Company will pay in the aggregate to the plaintiffs (i) $250,000 and (ii) 500,000 six-year warrants to purchase common stock exercisable at $10.00 per share. As of March 31, 2003, and December 31, 2002, the Company estimated the value of these warrants at $1.8 million and $2.3 million.

        Based on the terms of the settlement agreement, the Company determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, as of December 31, 2002, the Company established an estimate for the cost of the litigation settlement of $2.5 million, respectively, with $2.3 million representing the Company's estimate of the liability for the fair value of the warrants. As the settlement agreement had not become final by March 31, 2003, the warrants are not considered issued or outstanding, and as a result the Company revalued the fair value of the warrants utilizing a Black-Scholes methodology that resulted in a decrease in the estimated liability for the settlement of $504,000. Significant assumptions included the Company's closing stock price as of the end of the period and the volatility of the Company's stock based on the 90-day volatility. The fair value of the warrants will fluctuate based on many factors including but not limited to the fair value of the Company's common stock and the volatility in the Company's common stock. The majority of the value in the liability at March 31, 2003 relates to the Company's current stock price, the term of the warrants and the fact that the Company's common stock is volatile. If no appeal is filed by May 16, 2003, or if an appeal is sought and is dismissed or denied by the court, the warrants will be issued and the Company will record the issuance of the 500,000 warrants as stockholders' equity in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

        In connection with the securities class action lawsuits described above, the Company's providers of primary and excess liability insurance for directors and officers, D&O, have asserted that the policy binders they issued in connection with the Company's initial public offering were not effective because, among other reasons, the carriers claim that they never approved the documentation provided with the policy application, including the final registration statement, and the carriers claim that such approval is a prerequisite to their policies' effectiveness. The Company strongly disagreed with their positions, advised the carriers that the Company intended to hold them to their original binder terms as the Company vigorously pursued resolution of these matters, and initiated arbitration against the primary D&O carrier. The Company reached agreement with the excess D&O carrier that for claims other than the securities class action lawsuits described above, the excess D&O policy will remain in place, effective for losses in excess of $10.3 million. In April 2003, prior to commencement of arbitration, the Company and the primary carrier reached a settlement. Under the settlement terms, the carrier has paid the Company approximately $1.6 million and will issue a $10 million D&O policy, including entity coverage, for three years at a fixed rate that the Company believes is competitive. While the carrier retains the right to reprice the policy premium upon the first and second policy anniversaries if there is further claim experience, any repricing not acceptable to the Company will relieve it of its obligation to keep the policy in force. The Company has also been issued D&O insurance binders for $5 million of excess insurance. The insurance recovery will be recorded in the second quarter of 2003.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of our results of operations and financial condition together with our unaudited financial statements and related notes contained elsewhere in this report.

Overview

        We are focused on the discovery, in-licensing, development and commercialization of novel drug candidates for the treatment of central nervous system and other disorders, including cardiovascular and urological, that involve alterations in neuronal processing. In 1998, we licensed four of our product candidates from Wyeth-Ayerst: indiplon, for the treatment of insomnia, bicifadine, for the treatment of pain, ocinaplon, for the treatment of anxiety, and DOV 216,303, for the treatment of depression. We sublicensed indiplon to Neurocrine in 1998 in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine has recently entered into a development and commercialization agreement with Pfizer for indiplon. We are developing bicifadine and ocinaplon through DOV Bermuda, our joint venture with Elan. Through January 2003, DOV diltiazem was being developed through our collaboration with Biovail, which we entered into in January 2001.

        Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of March 31, 2003, we had an accumulated deficit of $43.3 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

        We have a relatively limited history of operations and anticipate that our quarterly results of operations will fluctuate for several reasons, including the timing and extent of research and development efforts, the timing and extent of adding new employees and infrastructure, the timing of milestone, license fee and royalty payments and the timing and outcome of regulatory approvals.

        Our revenue has consisted primarily of license fees and milestone payments from our collaborative partners and licensees. We record revenue on an accrual basis when amounts are considered collectible. Revenue received in advance of discharge of performance obligations, or in cases where we have a continuing obligation to perform services, is deferred and amortized over the performance period, which we estimate to be the development period. Revenue from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Contract revenue is recorded as the services are performed. License and milestone revenue are typically not consistent or recurring in nature. Our revenue has fluctuated from year-to-year and quarter-to-quarter and this will likely continue.

        Our operating expenses consist primarily of royalty expense, costs associated with research and development and general and administrative costs associated with our operations. Royalty and license expense consists of milestone payments accrued under our license agreement with Wyeth-Ayerst and the license payment to Biovail. Research and development expense consists primarily of compensation and other related costs of our personnel dedicated to research and development activities, as well as outside clinical trial expenses and professional fees related to clinical trials, toxicology studies and preclinical studies. Research and development expense also includes our expenses related to development activities of DOV Bermuda. General and administrative expense consists primarily of the costs of our senior management, finance and administrative staff, business insurance, professional fees and costs associated with being a public reporting entity.

        We expect research and development expense to increase substantially in the foreseeable future. We expect that a large percentage of this will be incurred in support of our clinical trial programs and toxicology studies for bicifadine, ocinaplon, DOV diltiazem, DOV 216,303 and DOV 21,947, as well as product candidates in our preclinical program if they progress into clinical trials.

        In January 1999, we entered into a joint venture with Elan. As part of the transaction, we formed DOV Bermuda to develop controlled release formulations of ocinaplon and bicifadine. As of January 1, 2003, we owned 80.1% of the outstanding common stock of DOV Bermuda. As noted in the second following paragraph, this ownership position will increase. However, Elan had retained significant minority investor rights that were treated as "participating rights" as defined in Emerging Issues Task Force Consensus, or EITF, No. 96-16 "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." Therefore, prior to December 31, 2002 we did not consolidate the financial statements of DOV Bermuda, but instead accounted for our investment in DOV Bermuda under the equity method of accounting. We recorded our 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development expense incurred by us on behalf of DOV Bermuda and as Loss in Investment in DOV Bermuda for our 80.1% interest in the remaining loss of DOV Bermuda, including that attributable to research and development expense of Elan. As Elan's rights to participate in the management of the joint venture expired as of January 2003, we have consolidated 100% of the results of DOV Bermuda as of January 1, 2003. Additionally, since Elan has informed us that they are no longer funding DOV Bermuda, we are recording 100% of the loss of DOV Bermuda effective January 1, 2003.

        Elan loaned us $8.0 million in the form of a convertible promissory note to fund our investment in DOV Bermuda. Elan has the right to convert the outstanding principal amount of this note at any time, together with accrued unpaid interest, into shares of our common stock at $3.98 per share. Prior to our March 24, 2003 agreement with Elan, it could have exchanged the principal portion of the note for an additional equity interest in DOV Bermuda such that our equity interests would be equal. Through March 31, 2003, we have accounted for this exchange feature in accordance with EITF 86-28 "Accounting Implications of Indexed Debt Instruments." This requires us to record an additional liability for this feature if the value of the interest Elan can obtain in the joint venture is more than the principal amount of the note. Since we issued this note to Elan, this feature has not resulted in any additional interest expense and, as described below, in March 2003, the exchange feature of the note was eliminated. To the extent Elan has not converted the note, the unpaid principal and accrued interest are due and payable on January 20, 2005.

        On March 24, 2003, we and EIS agreed to amend the convertible exchangeable note issued to EIS in January 1999 such that the exchange right feature of the note has been eliminated. All other significant terms of the note will remain the same. In connection with this amendment to the note, EIS has received 75,000 warrants to purchase our common stock at a strike price of $10.00 per warrant and with an expiration date of January 21, 2006. As of March 24, 2003, we determined the fair value of the warrants at $164,000. In accordance with the agreement, we now refer to the note as the convertible promissory note and the other note issued to Elan, previously called the convertible promissory note, is now called the convertible line of credit promissory note. The credit line expired in March 2002.

Results of Operations

Three Months Ended March 31, 2003 and 2002

        Revenue.    Our revenue was $3.0 million for the first quarter 2003, as compared to $708,000 for the comparable period last year. In the first quarter of 2002, our revenue was comprised of $625,000 in amortization of the $7,500,000 fee we received on signing of the license, research and development agreement for our collaboration with Biovail in January 2001, and $83,000 in revenue from contract research services performed under our collaboration with Biovail. In the first quarter of 2003, revenue was comprised solely of the recognition of $3.0 million of deferred revenue as described below.

        On March 28, 2003 we entered into a separation agreement with Biovail that provided for the return of our December 2000 patent for the immediate and controlled release of diltiazem and termination of the 2001 exclusive license agreement with Biovail for development of the DOV compound for the treatment of angina and hypertension. As the separation agreement ends our performance obligations, we recognized the remaining deferred revenue, totaling $3.0 million as of December 31, 2002, as revenue in the first quarter of 2003. Going forward, we will not record any additional revenue from Biovail for this product.

        Royalty and Licensing Expense.    In connection with the termination of the 2001 Biovail agreement and the return of the patent as described above, we agreed to a $1.0 million payment to Biovail upon signing. This payment was to obtain the patent and related clinical data from Biovail. As this product will require FDA approval prior to marketing and the patent has no alternative further use, we expensed the entire license fee. Thus in the first quarter of 2003, we recorded royalty and licensing expense of $1.0 million. There was no such expense in the comparable period in 2002.

        Research and Development Expense.    Research and development expense for the first quarter of 2003 includes 100% of the research and development expenses of DOV Bermuda as we are now consolidating the results of DOV Bermuda effective January 1, 2003. Research and development expense increased $1.0 million to $3.3 million for the first quarter 2003 from $2.3 million for the comparable period in 2002. Approximately $871,000 of the increase in research and development expense was attributable to increased costs associated with the Phase III clinical trial for bicifadine and for toxicology studies for bicifadine and ocinaplon. The remaining increase of $137,000 was primarily attributable to increased costs related to clinical trials and toxicology for our other products of $516,000 offset by a decrease in personnel expense of $188,000 and professional fees of $189,000 as a result of a decrease in non-cash stock-based compensation expense.

        General and Administrative Expense.    General and administrative expense for the first quarter of 2003 includes 100% of the general and administrative expenses of DOV Bermuda as we are now consolidating the results of DOV Bermuda effective January 1, 2003. General and administrative expense increased $436,000 to $1,255,000 in the first quarter 2003 from $819,000 for the comparable period in 2002. The increase was primarily attributable to increased payroll costs of $199,000, increased office and related expenses of $207,000 and increased professional fees of $31,000. The increase in payroll costs was primarily attributable to increased salaries and bonuses of $134,000 as we expanded our operations and increased employee non-cash stock-based compensation of $35,000. The increase in office and related expenses was primarily related to an increase in directors and officers' liability insurance premiums of $116,000 and an increase in fees related to being a public company of $27,000. The increase in professional fees is primarily related to an increase in recruitment fees of $45,000 offset by a decrease in non-cash stock-based compensation to outside consultants of $33,000.

        Loss in Investment in DOV Bermuda.    In the first quarter of 2002, loss in investment in DOV Bermuda represented our 80.1% of the expenses of DOV Bermuda related to Elan's formulation work for the joint venture products and administrative expenses. As we are now consolidating the results of DOV Bermuda all such expenses are now recorded in research and development expense and general and administrative expense.

        Interest Income.    Interest income increased $176,000 to $237,000 in the first quarter 2003 from $61,000 in the comparable period in 2002. The increase was due to higher balances of cash and cash equivalents in the first quarter 2003 resulting from the $59.0 million of net proceeds received from our initial public offering in April 2002, offset by lower average interest rate yields in the first quarter of 2003.

        Interest Expense.    Interest expense decreased $474,000 to $436,000 in the first quarter 2003 from $910,000 in the comparable period in 2002. We recorded interest expense of $266,000 on our convertible promissory note and convertible line of credit promissory note with Elan in the first quarter of 2003 and $246,000 in the comparable period in 2002. This increase was due to higher outstanding balances, attributable wholly to accrued interest, on the convertible promissory note and the convertible line of credit promissory note. Both the Elan convertible promissory note and convertible line of credit promissory note contain interest that will be paid either in cash or common stock at Elan's option. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued to the notes. This feature resulted in interest expense of $169,000 for the first quarter of 2003, a decrease of $495,000 from the first quarter of 2002, due primarily to the decrease in the fair value of our common stock. To the extent the value of our common stock is at or above $3.98 per share with respect to the convertible promissory note or $3.41 per share with respect to the convertible line of credit promissory note, we will continue to incur additional interest expense each time interest is accrued on the notes.

        Other Income (Expense), net.    Other income (expense), net decreased $559,000 to $136,000 in net income in the first quarter of 2003 from $423,000 in net expense in the comparable period in 2002. In the first quarter 2002, other expense, net consisted primarily of a decrease of $644,000 in value of the warrants to acquire Neurocrine common stock, which we earned in 2001 upon the achievement of a certain milestone, offset by the decrease in our liability to Wyeth-Ayerst of $225,000 associated with the warrants. This resulted in an overall net expense of $419,000 associated with these warrants. In the first quarter of 2003, other income, net consisted primarily of a decrease in the value of the warrants to acquire Neurocrine common stock resulting in a net expense of $251,000, and an increase in foreign exchange loss of $26,000 offset by a decrease in the estimated value of warrants anticipated to be issued as part of a settlement for the class action lawsuit by shareholders resulting in other income of $504,000.

Liquidity and Capital Resources

        At March 31, 2003, our cash and cash equivalents and marketable securities totaled $56.7 million compared with $60.3 million at December 31, 2002. The decrease in cash balances at March 31, 2003 resulted primarily from the funding of our operations during the three months ended March 31, 2003. At March 31, 2003, we had working capital of $52.5 million.

        Net cash used in operations during the three months ended March 31, 2003 and March 31, 2002 amounted to $3.6 million and $2.2 million. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of personnel. Non-cash expenses related to stock-based compensation, interest expense and depreciation and amortization expenses were $623,000 in the three months ended March 31, 2003 and $1.3 million in the comparable period in 2002. Net non-cash depreciation in the value of investments was $574,000 in the three months ended March 31, 2003 and $419,000 in the comparable period in 2002.

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

  •
  the costs and timing of obtaining, enforcing and defending our patent and intellectual rights; and

  •
  the costs and timing of regulatory approvals.

        In addition to the foregoing, our future capital uses and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates. Our licensees and collaborative partners, Elan, Neurocrine and Pfizer, may encounter conflicts of interest, changes in business strategy or other business issues, or they may acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance. On July 31, 2002, Elan announced a recovery plan that includes the divestiture of its businesses, assets and products that are no longer core. Elan has advised us that it will fund the joint venture through December 31, 2002 but that it will no longer fund its pro rata portion of the joint venture expenses effective January 1, 2003. We intend to fund Elan's portion of the joint venture expenses but will also assess our options, including seeking substitute collaborative arrangements. The joint venture agreement provides, in this case, that Elan's original equity interest in the joint venture will be diluted using a formula that compares respective overall funding contributions, but giving an extra 50% dollar credit to our continued funding not matched by Elan's pro rata contribution equal to the parties' equity relationship. We are committed to pursuing the development of the joint venture product candidates, ocinaplon and bicifadine, on the present schedule. In March 2003, we and Biovail terminated our collaborative agreement, under terms, among others, that Biovail's funding ceased effective February 2003.

        To meet future capital requirements, we may attempt to raise additional funds through equity or debt financings, collaborative agreements with corporate partners or from other sources. If adequate funds are not available, we may be required to curtail or delay significantly one or more of our product development programs. In addition, future milestone payments under our sublicense agreement with Neurocrine are contingent upon its meeting particular development goals. Milestone performance criteria are likely to be specific to each agreement and based upon future performance. Therefore, we are, and if we enter into additional collaborative agreements expect to be, subject to significant variation in the timing and amount of our revenues, milestone expenses and results of operations from period to period.

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

        Collaboration and license agreements.    Revenue from up-front payments, technology license fees and milestone payments received for the delivery of products and services representing the culmination of a separate earnings process is recognized when due and the amounts are judged to be collectible. Revenue from up-front payments, technology license fees and milestone payments received in connection with other rights and services, which represent continuing obligations to us, is deferred and recognized over the term of the continuing obligation. Recognition of revenue for an up-front payment has been based upon an estimate by management as to the development period associated with the payment.

        Stock-based compensation.    We grant stock options to employees for a fixed number of shares with an exercise price equal to the fair market value of our common stock on the date of grant. We recognize no compensation expense on these employee stock option grants. Prior to our common stock becoming publicly traded, we granted stock options for a fixed number of shares to employees with an exercise price less than the fair market value of our common stock on the date of grant. We treat the difference between the exercise price and fair market value as compensation expense, recognized on an accelerated basis over the vesting period of the stock options. We also have, in the past, granted options and warrants to outside consultants at fair value on the date of grant in exchange for future services. These options and warrants are required to be accounted for in accordance with Statement of Financial Accounting Standards, or SFAS 123 "Accounting for Stock Based Compensation" and EITF 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" at the fair value of the consideration received, or the fair value of the equity instrument issued, whichever may be more readily measured. As the performance of services is completed, we revalue the options and warrants that have been earned during the period. We value these securities at the fair value using a Black-Scholes methodology.

        Marketable Securities and Investments.    In general our investments are diversified among high-credit quality debt and equity securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included as a component of stockholders' equity (deficit). Realized gains and losses and declines in value of investments judged to be other than temporary are included in other income (expense). Declines in the fair market value of our investments judged to be other than temporary could adversely affect our future operating results. The fair market value of our investments is subject to volatility. Additionally, as of December 31, 2002 and March 31, 2003, we have an investment in Neurocrine warrants received from Neurocrine under our sublicense agreement. As the warrants represent a derivative financial instrument under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," they are reflected in our financial statements at fair value and we record an adjustment to those fair values at the end of each reporting period with the corresponding gain or loss reflected in other income or other expense. Declines in the fair market value of our investments judged to be other than temporary could adversely affect our future operating results.

        Liabilities.    Having reached a settlement agreement with plaintiffs in the securities class action lawsuits as described above in note 8 to our financial statements included under Part I, Item 1 of this Form 10-Q, we determined that a liability related to these actions was probable and that the value was reasonably estimable. The settlement, which was approved by the court on April 16, 2003, calls for a payment by us of $250,000 and the issuance of 500,000 six-year warrants exercisable at $10.00 per share. Accordingly, as of December 31, 2002, we established an estimate for the cost of the litigation settlement of $2.5 million, with $2.3 million representing our estimate of the liability for the fair value of the warrants. As of March 31, 2003 we revalued these warrants and estimate the liability for the fair value of the warrants at $1.8 million. The decline in value related primarily to a decline in the volatility in our stock and a decline in our stock price. The warrants are not considered issued or outstanding, and as a result an estimated liability for the settlement has been recorded in our financial statements at fair value. We estimated the fair value of the warrants using a Black-Scholes methodology. If no appeal is filed by May 16, 2003, or if an appeal is sought and is dismissed or denied by the court, the warrants will be considered issued and we will record the fair value of the warrants at that time as stockholders' equity in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." After this point, we will no longer be required to revalue the liability for the warrants.

        Income taxes.    We have net deferred tax assets at March 31, 2003 that are totally offset by a valuation allowance due to our determination that the criteria for recognition have not been met. We believe that a full valuation allowance on deferred tax assets may be required if losses are reported in future periods. If, as a result of profitable operations, we determine that we are able to realize our net deferred tax assets in the future, an adjustment to the deferred tax asset would be made, increasing income (or decreasing loss) in the period in which such a determination is made.

        On an ongoing basis, we evaluate our estimates that affect our reported assets, liabilities, revenues, earnings, financial position and various disclosures. We base our estimates on circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions and conditions. Our significant accounting policies are also described in note 2 to our financial statements included under Part II, ITEM 8 of our Form 10-K as filed with the Securities Exchange Commission.

Contractual Obligations and Commercial Commitments

        Future minimum payments for all contractual obligations for years subsequent to March 31, 2003, are as follows:

	Years Ended December 31,
	2003	2004	2005	Thereafter	Total
	(in thousands)
Convertible promissory note	$—	$—	$12,104	$—	$12,104
Convertible line of credit promissory note	—	—	4,024	—	4,024
Operating leases	268	180	5	—	453

Total	$268	$180	$16,133	$—	$16,581

        Rent expense incurred for office space and equipment leases amounted to $86,927 and $61,638 for the quarters ended March 31, 2003 and 2002.

        Upon entering into the office lease agreement, a letter of credit of $67,000 was issued for the buildout of the office space, which expires May 31, 2005. A certificate of deposit is being held as collateral for the letter of credit, which is included in cash and cash equivalents.

        In May 1998, we licensed from Wyeth-Ayerst, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303 for any indication, including insomnia, pain, anxiety and depression. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth-Ayerst's right of first refusal. If we sublicense a compound to a third party, we are obligated to pay Wyeth-Ayerst 35% of all payments we receive based upon that compound. This payment drops to 25% if a new drug application has been filed by us before the sublicense grant. These payment obligations are subject to minimum royalties of 2.5% of net sales for indiplon, ocinaplon and DOV 216,303 and 4.5% of net sales for bicifadine, and minimum milestones of $2.5 million for indiplon, ocinaplon and DOV 216,303 and $5.0 million for bicifadine. Our sublicense agreement with Neurocrine is structured so that we can satisfy these minimum milestone obligations.

        A standby letter of credit held by our landlord remains in affect through 2005. This letter is collateralized by a certificate of deposit included in cash and cash equivalents.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. As Elan's participating rights expired as of January 2003, we began to consolidate the results of DOV Bermuda as of January 1, 2003. As a result, the adoption of FIN 46 is not expected to have a material effect on our financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This Statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 did not have a material effect on our financial position or results of operations.

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." It provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. We will be required to adopt this provision for revenue arrangements entered into on or after June 15, 2003. Unless new transactions are entered into, the adoption of EITF 00-21 is not expected to have a material impact on our financial position or results of operations.

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

        In addition to our investment portfolio of our cash balances, we also have an investment in Neurocrine warrants and Neurocrine common stock. The investment balance of $766,000 and $1.6 million at March 31, 2003 and December 31, 2002, respectively, includes the value of the warrants and underlying stock we received from Neurocrine under our sublicense agreement. We have a corresponding accrued royalty of $0 and $563,000 for March 31, 2003 and December 31, 2002 respectively, included in accrued expenses related to the portion of the Neurocrine warrants we must remit to Wyeth-Ayerst under our license agreement. On March 20, 2003 we remitted the portion of the warrants we owed to Wyeth-Ayerst to them and exercised a portion of the warrants. As the warrants represent a derivative financial instrument under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," both the asset and the liability to Wyeth-Ayerst are reflected in our financial statements at fair value and we record an adjustment to those fair values at the end of each reporting period with the corresponding gain or loss reflected in other income or other expense. Included in other income (expense), net for the first quarter ended March 31, 2003, was $251,000 for the net result of the decrease in the value of the warrants offset by the decrease in the liability. We calculated these values using a Black-Scholes methodology. The fair value of the remaining warrants will fluctuate based on many factors including but not limited to overall stock market conditions, the fair value of Neurocrine's common stock, the volatility in Neurocrine's common stock and length of time left on the warrants. The majority of the value in the warrants at March 31, 2003, relates to the term of the warrants and the fact that Neurocrine's common stock is volatile. In April 2003, we sold the Neurocrine warrants and common stock remaining in the investment account at March 31, 2003 for $786,000.

        On December 20, 2002, we entered into a settlement agreement, which was approved by the court on April 16, 2003, to settle class action lawsuits that had been filed against us on behalf of purchasers of our common stock in or traceable to our initial public offering described in Part II, ITEM I of this Form 10-Q. If no appeal is filed by May 16, 2003, or if an appeal is sought and is dismissed or denied by the court, we will pay in the aggregate to the plaintiffs (i) $250,000 and (ii) 500,000 six-year warrants to purchase our common stock exercisable at $10.00 per share. Based on the terms of the settlement agreement, we determined that a liability related to these actions was probable and that the value was reasonably estimable. As of December 31, 2002, we established an estimate for the cost of the litigation settlement of $2.5 million, with $2.3 million representing our estimate of the liability for the fair value of the warrants. On March 31, 2003, we estimate the liability for the fair value of the warrants at $1.8 million. We estimated the fair value of the warrants using a Black-Scholes methodology. Significant assumptions included our closing stock price as of March 31, 2002 of $6.12 per share and a volatility factor of 73.935% based on the 90-day volatility as reported by Bloomberg for the 90 days ended March 31, 2003. The fair value of the warrants will fluctuate based on many factors including but not limited to the fair value of our common stock and the volatility in our common stock. The majority of the value in the liability at March 31, 2003, relates to our current stock price, the term of the warrants and the fact that our common stock is volatile. Once we issue the warrants, we will record such amounts as stockholders' equity in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." After issuance, we will no longer be required to revalue the liability for the warrants.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

Securities Class Action Lawsuits

        From April 30, 2002, a number of class action lawsuits were filed naming us as defendants, certain of our officers and directors and certain of the underwriters in our April 24, 2002 initial public offering of 5,000,000 shares of our common stock. The lawsuits were filed in the United States District Court for the Southern District of New York and the Untied States District Court for the District of New Jersey. The complaints that have been served allege violations of Sections 11, 12 and 15 of the Securities Act of 1933 as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, based upon our alleged failure to disclose the filing of a revised registration statement and prospectus for our initial public offering reflecting changes to the 1999 financial statements of our joint venture with Elan, DOV Bermuda, Ltd. These class actions were brought on behalf of purchasers of our common stock in or traceable to our initial public offering and seek money damages or rescission. On August 16, 2002, Judge Sweet consolidated before him the lawsuits filed in the United States District Court for the District Court of New Jersey with the lawsuits filed in the Southern District. On December 20, 2002, we entered into an agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. The settlement includes all defendants and covers as a class all those who purchased common stock of DOV in or traceable to our initial public offering through December 20, 2002 and suffered damages. If no appeal is filed by May 16, 2003, or if an appeal is sought and is dismissed or denied by the court, we will pay in the aggregate to the plaintiffs (i) $250,000 and (ii) 500,000 six-year warrants to purchase our common stock exercisable at $10.00 per share. As of March 31, 2003, we estimated the value of these warrants at $1.8 million.

        We are not a party to any other material legal proceedings.

ITEM 2. Changes in Securities and Use of Proceeds

Use of Proceeds from Registered Securities

1)
The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was April, 24, 2002, and the Commission file number assigned to the registration statement is 333-81484.
4)	(v)
From April 24, 2002 to the date hereof, a reasonable estimate of the amount of expenses incurred by us in connection with the issuance and distribution of the securities in the offering is $6,000,000, which consists of direct payments of (i) $1,300,000 in legal, accounting and printing fees; (ii) $4,550,000 in underwriters discount, fees and commissions; and (iii) $150,000 in miscellaneous expenses. No payments for such expenses were made to (i) any of our directors, officers, general partners or their associates, (ii) any person owning 10% or more of any class of our equity securities, except for $14,500 in reimbursement of initial public offering related legal expenses of shareholder Biotechnology Value Fund, L.P., which together with affiliates, owns 14.22% of our outstanding equity securities or (iii) any of our affiliates.
	(vi)	Our net offering proceeds after deducting our total estimated expenses were $59,000,000.
(vii)
As of May 5, 2003, we have invested the net offering proceeds primarily in cash and cash equivalents, short-term money market accounts, and investment-grade securities. No payments out of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

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

  •
  business or legal developments concerning our collaborators or licensees, including Pfizer and Neurocrine;

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

        If any of the foregoing risks occur, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. In this regard, following a decline in the aftermarket trading price of our common stock in connection with our initial public offering, beginning on April 30, 2002, a number of class action lawsuits were filed naming us as defendants, in addition to certain of our officers and directors and certain of our underwriters. On December 20, 2002, we entered into a settlement agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. The settlement includes all defendants and covers as a class all those who purchased our common stock in or traceable to our initial public offering through December 20, 2002 and suffered damages. If no appeal is filed by May 16, 2003, or if an appeal is sought and is dismissed or denied by the court, the class members collectively will receive $250,000 in cash and 500,000 six-year warrants with a strike price of $10.00 per warrant. As of March 31, 2003, we estimated the value of these warrants at $1.8 million. For a complete description of these class action lawsuits and the risks they present, please refer to the "Part II—Other Information" section of this report under the subheading "ITEM 1. Legal Proceedings—Securities Class Action Lawsuits."

We have incurred losses since our inception and expect to incur significant losses for the foreseeable future, and we may never reach profitability.

        Since our inception in April 1995 through March 31, 2003, we have incurred significant operating losses and, as of March 31, 2003, we had an accumulated deficit of $43.3 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

        On July 31, 2002, Elan, our partner in DOV Bermuda, announced a recovery plan that includes the divestiture of its businesses, assets and products that are no longer core. Elan has advised us that it will no longer fund its pro rata portion of the joint venture expenses, effective January 1, 2003. We intend to fund Elan's portion of the joint venture expenses, but will also assess our options, including seeking substitute collaborative arrangements. Whatever the outcome of the foregoing, we are committed to pursuing the development of the joint venture product candidates, bicifadine and ocinaplon, on the present schedule. In March 2003, we and Biovail terminated our collaboration for DOV diltiazem. If we so request, Biovail has agreed to carry out, at customary rates payable by us, our next scheduled Phase I clinical trial of DOV diltiazem.

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

        Under the 1999 Stock Purchase Agreement with Elan, we covenanted not to sell all or any material portion of our assets without the consent of Elan so long as either of our notes held by Elan is outstanding. Those notes come due in January 2005, but may not be repaid prior to that time without Elan's consent. Thus, the sale prior to January 2005 of a material asset may require Elan's consent and lead to negotiations over consideration for Elan's consent or Elan's involvement in sale terms or Elan's declination to give its consent, which could have adverse consequences to us.

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

        At March 31, 2003, we had cash and cash equivalents and marketable securities of $56.7 million. We currently have no commitments or arrangements for any financing. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least the end of 2004. We believe that we may require additional funding after that time to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses, and to pursue regulatory approvals for our product candidates. Lack of funding could adversely affect our ability to pursue our business. We cannot assure you that financing will be available when needed on terms acceptable to us, if at all. We may continue to seek additional capital through public or private financing or collaborative agreements. If adequate funds are not available, we may be required to curtail significantly or eliminate one or more of our product development programs.

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

        A number of patents that we licensed from Wyeth-Ayerst have expired, including the patent that provides protection for the use of DOV 216,303 for the treatment of depression and the use of bicifadine for the treatment of pain. In addition, our patent covering ocinaplon is due to expire in June 2003. Patents protecting intermediates useful in the manufacture of ocinaplon are due to expire in 2007. The numerous patent applications pending and others in preparation covering our compounds, even if approved, may not afford us adequate protection against generic versions of our product candidates or other competitive products. In the event we achieve regulatory approval to market any of our product candidates, including bicifadine, DOV 216,303 or ocinaplon, and we are unable to obtain adequate patent protection for the ultimate marketed product, we will be required to rely to a greater extent on the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity. The Hatch-Waxman Act generally provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting filing of an abbreviated new drug application, or ANDA, by a generic competitor for up to five years after the drug is first approved. The Hatch-Waxman Act, however, also accelerates the approval process for generic competitors using the same active ingredients once the period of statutory exclusivity has expired. It may also in practice encourage more aggressive legal challenges to the patents protecting approved drugs. In addition, because some of our patents have expired, third parties may develop competing product candidates using our product compounds and if they obtain regulatory approval for those products before we do, we would be barred from seeking an ANDA for those products under the Hatch-Waxman Act for the applicable statutory exclusivity period.

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

        Our current officers and directors, who in the aggregate beneficially own 4,532,120 shares, beneficially own 28.40% of our common stock. Accordingly, these insider stockholders and their affiliates will have sufficient voting power to effectively control the election of our board of directors, direct the appointment of our officers and, in general, determine the outcome of any corporate transaction or similar matters submitted to our stockholders for majority approval.

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

        Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Accordingly, we, either alone or together with our collaborators or licensees, intend to seek patent protection for our proprietary technologies and product candidates. The risk exists, however, that these patents may be unobtainable and that the breadth of the claims in a patent, if obtained, may not provide adequate protection of our, or our collaborators' or licensees', proprietary technologies or product candidates. We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our collaborators, licensees, employees and consultants. We also have confidentiality and invention or patent assignment agreements with our employees and some of, but not all, our collaborators and consultants. If our employees, collaborators or consultants breach these agreements, we may not have adequate remedies for any such breach, and our trade secrets may otherwise become known to or independently discovered by our competitors. In addition, although we own or otherwise have certain rights to a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents or the patents of our collaborators or licensees. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents, or the patents of our collaborators or licensees, or that challenges will result in elimination of patent claims and therefore limitations of coverage. Moreover, competitors may infringe our patents, the patents of our collaborators or licensees, or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may be required to file infringement claims, which are expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the ground that our patents do not cover its technology. In addition, interference proceedings brought by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensees. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. We cannot assure you that we, or our collaborators or licensees, will be able to prevent misappropriation of our respective proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

DOV PHARMACEUTICAL, INC.
Date: May 15, 2003	By:	/s/ ARNOLD S. LIPPA Name: Arnold S. Lippa Title: Chief Executive Officer and Secretary
DOV PHARMACEUTICAL, INC.
	By:	/s/ BARBARA G. DUNCAN Name: Barbara G. Duncan Title: Vice President of Finance and Chief Financial Officer

CERTIFICATIONS

        Arnold Lippa, Chief Executive Officer of the Company, and Barbara Duncan, Chief Financial Officer of the Company, each certifies as follows:

(1)
I have reviewed this quarterly report on Form 10-Q of DOV Pharmaceutical, Inc ("Registrant").

(2)
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statement was made, not misleading with respect to the period covered by this quarterly report.

(3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this quarterly report.

(4)
Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for Registrant and we have:

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

Date: May 15, 2003	By:	/s/ ARNOLD S. LIPPA Arnold S. Lippa Chief Executive Officer and Secretary
Date: May 15, 2003	By:	/s/ BARBARA G. DUNCAN Barbara G. Duncan Vice President of Finance and Chief Financial Officer

FURTHER CERTIFICATIONS

        Each of the undersigned officers of DOV Pharmaceutical, Inc. (the "Company") hereby certifies that the Company's quarterly report on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Date: May 15, 2003	By:	/s/ ARNOLD S. LIPPA Arnold S. Lippa Chief Executive Officer and Secretary
Date: May 15, 2003	By:	/s/ BARBARA G. DUNCAN Barbara G. Duncan Vice President of Finance and Chief Financial Officer

QuickLinks

DOV PHARMACEUTICAL, INC. Form 10-Q For the Quarter Ended March 31, 2003
Table of Contents
Special Note Regarding Forward-Looking Statements
PART I—FINANCIAL INFORMATION
  ITEM I. Financial Statements
DOV PHARMACEUTICAL, INC. CONSOLIDATED BALANCE SHEETS
DOV PHARMACEUTICAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
DOV PHARMACEUTICAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
DOV PHARMACEUTICAL, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risks
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 5. Other Information
Risks Related to Our Business
Risks Related to our Industry
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
FURTHER CERTIFICATIONS