Form 10-K/A
period 2002-12-31
DOV PHARMACEUTICAL INC
filed 2003-07-22
CIK 1066833

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☒ AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

DOCUMENTS INCORPORATED BY REFERENCE

        No documents are incorporated by reference into this Annual Report on Form 10-K/A.

        For the purposes of this Annual Report on Form 10-K/A, DOV Pharmaceutical, Inc. is referred to as "DOV Pharmaceutical" or the "Company". This amendment to our annual report on Form 10-K, filed on March 31, 2003, is occasioned by the fact that we did not file our proxy statement by the end of April 2003. This means that under SEC rules we may not incorporate by reference in our initial Form 10-K filing the Part III information found in our proxy statement. The material below is drawn from our proxy statement dated May 5, 2003.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors

        In accordance with our by-laws, the board of directors has fixed the number of directors at six. The board is divided into three classes, with one class of directors elected to a three-year term at each annual meeting of shareholders. The board of directors is currently comprised of five members.

        The following persons are directors of DOV Pharmaceutical and will continue until their term expires.

Directors	Age	Company Position/Offices	Director Since	Term Expires
Daniel S. Van Riper(1)(2)	62	Director	March 2002	2003	(4)
Arnold S. Lippa, Ph.D.(3)	56	Chairman and Chief Executive Officer	April 1995	2005
Patrick Ashe(1)	40	Director	January 1999	2005
Bernard Beer, Ph.D.	70	Co-Chairman, President and Director	April 1995	2004
Zola Horowitz, Ph.D(1)(2)(3)	68	Director	April 1995	2004

There are no family relationships among any of the directors or executive officers of the Company.

(1)
Member of audit committee.

(2)
Member of compensation committee.

(3)
Member of search committee.

(4)
Re-elected to a term expiring in 2006 at our 2003 annual meeting of shareholders held on May 30, 2003.

        Daniel S. Van Riper became a member of our board of directors in March 2002. He is also a member of the board of directors and chairman of the audit committee of New Brunswick Scientific Co., Inc. Mr. Van Riper is currently employed as special advisor to Sealed Air Corporation, where he served as senior vice president and chief financial officer from July 1998 to January 2002. Previously, Mr. Van Riper was a partner of KPMG LLP, where he worked from June 1962 to June 1998. Mr. Van Riper was graduated with high honors and a B.S. in accounting and a M.B.A. in economics and finance from Rutgers University. He is a certified public accountant, and a member of the American Institute of Certified Public Accountants and Beta Gamma Sigma, national honorary business fraternity.

        Arnold S. Lippa, Ph.D. is a co-founder and has served as CEO since our formation in April 1995. Dr. Lippa also serves as our Secretary and is a director and chairman of our board of directors. Dr. Lippa also serves as director and chairman of Nascime Limited, a company formed in connection with the Elan joint venture. Prior to founding DOV in 1995, Dr. Lippa founded Fusion Associates, Ltd., an investment and management company specializing in the creation and management of biomedical companies. Dr. Lippa served as Fusion's managing director from 1991 to 1995. From 1989 through 1990, Dr. Lippa served as Vega Biotechnologies, Inc.'s chairman and chief executive officer. In 1984, Dr. Lippa co-founded Praxis Pharmaceuticals, Inc. and served as president and chief operating officer until 1988. In addition, Dr. Lippa has consulted for various pharmaceutical and biotechnology companies and has been a graduate faculty professor at the New York University School of Medicine and the City University of New York. He received his B.A. from Rutgers University in 1969 and his Ph.D. in psychobiology from the University of Pittsburgh in 1973.

        Patrick Ashe has been a member of our board of directors since January 1999. He currently serves as senior vice president, business development at Athpharma, Ltd. From May 1994 to November 2001, Mr. Ashe served as vice president, commercial development at Elan Pharmaceutical Technologies, a division of Elan Corporation, plc. Additionally, from January 1999 to November 2001, Mr. Ashe also served as co-manager of Nascime Limited, a company formed in connection with our joint venture with Elan. Mr. Ashe was graduated from University College Dublin with a B.Sc. in pharmacology in 1985 and completed his M.B.A. at Dublin City University's Business School in 1994.

        Bernard Beer, Ph.D. is a co-founder and has served as President, director and co-chairman of our board of directors since our formation in April 1995. From 1977 to 1995, Dr. Beer was employed by American Cyanamid, now Wyeth-Ayerst, and served as its global director of central nervous system biological and clinical research. Dr. Beer has extensive experience in pharmaceutical research starting at Squibb Corporation from 1966 to 1976 where he was section head, neuropsychopharmacology. He is currently an adjunct professor of psychiatry at the New York University School of Medicine and a special Professor in pharmacology at Boston University Medical School. Dr. Beer received his B.A. from Brooklyn College in 1956 and his M.S. and Ph.D. from The George Washington University in 1961 and 1966.

        Zola Horovitz, Ph.D. has been a member of our board of directors since our formation in April 1995. Dr. Horovitz currently is a consultant to the pharmaceutical and biotechnology industries and serves as a director of Diacrin, Inc., BioCryst Pharmaceuticals, Inc., Avigen, Inc., Genaera Pharmaceuticals, Inc. and Paligent, Inc. Before joining us, Dr. Horovitz served 35 years in various managerial and research positions at Bristol-Myers Squibb and its affiliates. At Bristol-Myers Squibb, Dr. Horovitz served as vice president, business development and planning from 1991-1994, vice president, licensing in 1990, and vice president, research, planning and scientific liaison from 1985-1989. Dr. Horovitz received a B.S. in pharmacy and his M.S. and Ph.D. in pharmacology from the University of Pittsburgh in 1955, 1958 and 1960 respectively.

Executive Officers

        The following persons are executive officers of DOV Pharmaceutical and will serve in the capacities noted until the date of our next annual meeting of shareholders or until the election and qualification of their successors.

Name	Age	Positions and Offices with DOV Pharmaceutical	Officer Since
Arnold S. Lippa, Ph.D.	56	Chairman of the Board of Directors, Chief Executive Officer, Secretary and Director	1995
Bernard Beer, Ph.D.	70	Co-Chairman of the Board of Directors, President and Director	1995
Phil Skolnick, Ph.D., D.Sc. (hon)	56	Senior Vice President, Research and Chief Scientific Officer	2001
Barbara G. Duncan	38	Vice President, Finance, Chief Financial Officer and Treasurer	2001
Robert Horton	63	Vice President, and General Counsel	2002
Laurence Meyerson, Ph.D.	55	Senior Vice President, Drug Development	2002

        Arnold S. Lippa, Ph.D. is a co-founder and has served as CEO since our formation in April 1995. Dr. Lippa also serves as our Secretary and is a director and chairman of our board of directors. Dr. Lippa also serves as director and chairman of Nascime Limited, a company formed in connection with the Elan joint venture. Prior to founding DOV in 1995, Dr. Lippa founded Fusion

Associates, Ltd., an investment and management company specializing in the creation and management of biomedical companies. Dr. Lippa served as Fusion's managing director from 1991 to 1995. From 1989 through 1990, Dr. Lippa served as Vega Biotechnologies, Inc.'s chairman and chief executive officer. In 1984, Dr. Lippa co-founded Praxis Pharmaceuticals, Inc. and served as president and chief operating officer until 1988. In addition, Dr. Lippa has consulted for various pharmaceutical and biotechnology companies and has been a graduate faculty professor at the New York University School of Medicine and the City University of New York. He received his B.A. from Rutgers University in 1969 and his Ph.D. in psychobiology from the University of Pittsburgh in 1973.

        Bernard Beer, Ph.D. is a co-founder and has served as President, director and co-chairman of our board of directors since our formation in April 1995. From 1977 to 1995, Dr. Beer was employed by American Cyanamid, now Wyeth-Ayerst, and served as its global director of central nervous system biological and clinical research. Dr. Beer has extensive experience in pharmaceutical research starting at Squibb Corporation from 1966 to 1976 where he was section head, neuropsychopharmacology. He is currently an adjunct professor of psychiatry at the New York University School of Medicine and a special Professor in pharmacology at Boston University Medical School. Dr. Beer received his B.A. from Brooklyn College in 1956 and his M.S. and Ph.D. from The George Washington University in 1961 and 1966.

        Phil Skolnick, Ph.D., D.Sc. (hon) joined us in January 2001 and serves as Senior Vice President, Research and Chief Scientific Officer. Prior to joining us, Dr. Skolnick served as a Lilly research fellow (Neuroscience) at Eli Lilly & Company from January 1997 to January 2001 where he spearheaded several innovative programs in drug discovery. From 1986 to August 1997, he served as senior investigator and chief, laboratory of neuroscience, at the National Institutes of Health. Dr. Skolnick served as a research professor of psychiatry at the Uniformed Services University of the Health Sciences from 1989 to 1998. He is currently an adjunct professor of anesthesiology at The Johns Hopkins University, an adjunct professor of pharmacology and toxicology at Indiana University School of Medicine and research professor of psychiatry at New York University School of Medicine. Dr. Skolnick is an editor of Current Protocols in Neuroscience and also serves on the editorial advisory boards of the European Journal of Pharmacology, the Journal of Molecular Neuroscience and Pharmacology, Biochemistry & Behavior. He received a B.S. (summa cum laude) from Long Island University in 1968 and his Ph.D. from The George Washington University in 1972. Dr. Skolnick was awarded the D.Sc. honoris causa from Long Island University in 1993 and the University of Wisconsin-Milwaukee in 1995.

        Barbara G. Duncan joined us in August 2001 and serves as Vice President, Finance and Chief Financial Officer and Treasurer. Prior to joining us, Ms. Duncan served as a vice president of Lehman Brothers Inc. in its corporate finance division from August 1998 to August 2001, where she provided financial advisory services primarily to companies in the life sciences and general industrial industries. From September 1994 to August 1998, Ms. Duncan was an associate and director at SBC Warburg Dillon Read, Inc. in its corporate finance group, where she focused primarily on structuring mergers, divestitures and financings for companies in the life sciences and general industrial industries. She worked for PepsiCo, Inc. from 1989 to 1992 in its international audit division, and was a certified public accountant in the audit division of Deloitte & Touche from 1986 to 1989. Ms. Duncan received her B.S. from Louisiana State University in 1985 and her M.B.A. from the Wharton School, University of Pennsylvania, in 1994.

        Paul M. Schiffrin, B.Sc. joined us in February 1999 and served as Vice President, Corporate Services until his departure on short term disability in July 2002. He terminated and went on long term disability in January 2003. Prior to joining us, Mr. Schiffrin was president of Pharmadev Inc., a site management company serving a number of major pharmaceutical companies from January 1997 to January 1999. From 1982 through 1995, Mr. Schiffrin held several management positions with American Cyanamid, now Wyeth-Ayerst, including manager of clinical systems development/forms design, and manager of office automation in support of clinical drug development. Mr. Schiffrin received his B.Sc. from City University of New York, Hunter College Institute of Health Sciences in 1973.

        Robert Horton joined us in August 2002 and serves as Vice President and General Counsel. Prior to joining us, Mr. Horton served with Goodwin Proctor LLP from 2001 - 2003 and with Friedman Siegelbaum LP from 1996 - 2001, in their New York law offices. Prior thereto Mr. Horton served with Balber Pickard et al (formerly Stults Balber Horton and Slotnick) in New York City. He has served in the JAGC Corps and in New Jersey and New York City government, practiced corporate and securities law for over 25 years and represented DOV Pharmaceutical since shortly after its formation. He was graduated with honors from the University of Virginia in 1961 and from the University of Chicago, where he received his law degree, in 1964. He is a member of the California and New York bars.

        Laurence R. Meyerson, Ph.D. joined us in September 2002 and serves as Senior Vice President, Drug Development. Prior to joining us, Dr. Meyerson served as vice president of Elan Enterprises at Elan Corporation from January 2001 to September 2002 where he managed the clinical and regulatory product development of several joint ventured drugs. From October 1996 to January 2001, he served as director of regulatory affairs at Fujisawa Healthcare, Inc. where he directed the regulatory activities of several drug candidates in central nervous system, oncology and inflammation. Dr. Meyerson was part of the original senior management founding team for Shaman Pharmaceuticals, a company involved in research and development of novel natural products, where he served as vice president of biological sciences. Dr. Meyerson holds the appointment of Research Associate Professor in Psychiatry at New York University School of Medicine and is an active member of DIA, American Society Phamacology & Experimental Therapeutics, RAPS and the Society for Neuroscience. He received his B.S. from University of New Mexico in biology and chemistry in 1970 and his Ph.D. in biochemistry from the University of Health Sciences/Chicago Medical School in 1974.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all section 16(a) forms they file.

        To our knowledge, based solely on a review of the copies of such reports received by us and certain written representations that no other reports were required, we believe that for the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth certain compensation information for the years indicated as to our CEO and the four additional most highly compensated executive officers plus Stephen Petti, a former officer of the Company, based on salary and bonus for the fiscal years ended December 31, 2001, and 2002.

Long-Term Compensation Awards
Annual Compensation
Name and Principal Position				Securities Underlying Options	All Other Compensation
	Year	Salary	Bonus(1)
Arnold S. Lippa, Ph.D.(2) Chariman and Chief Executive Officer	2002 2001	$296,154 260,577	$110,000 150,000	— —	$30,218 23,308
Bernard Beer, Ph.D.(3) Co-Chairman and President	2002 2001	296,154 260,577	110,000 150,000	— —	27,229 30,423
Phil Skolnick, Ph.D., D.Sc. (hon)(4) Senior Vice President, Research and Chief Scientific Officer	2002 2001	250,000 230,769	40,000 —	405,000	8,100 9,847
Barbara Duncan(5) Vice President, Finance, Chief Financial Officer and Treasurer	2002 2001	235,288 82,212	75,000 —	— 364,500	8,100 2,571
Paul Schiffrin(6) Vice President, Corporate Services	2002 2001	174,493 140,288	10,000 10,000	21,200 8,100	— —
Stephen Petti(7) Vice President, Drug Development	2002 2001	147,115 221,154	15,000 16,250	24,300 153,900	161,474 4,500

(1)
Does not reflect bonuses paid in May and June 2003 to five named executive officers aggregating $165,000.

(2)
$100,000 of bonus granted for work on April 2002 initial public offering. All other compensation represents $16,800 and $18,405 in 2002 and 2001 for automobile allowance and $13,418 and $4,903 in 2002 and 2001, for insurance premiums.

(3)
$100,000 of bonus granted for work on April 2002 initial public offering. All other compensation represents $16,800 and $16,518 in 2002 and 2001 for automobile allowance and $10,429 and $13,905 in 2002 and 2001, for insurance premiums.

(4)
Bonus granted for work in April 2002 initial public offering. All other compensation represents automobile allowance.

(5)
Bonus granted for work in April 2002 initial public offering. All other compensation represents automobile allowance. Ms. Duncan joined us effective August 20, 2001.

(6)
Mr. Schiffrin went on short term disability in July 2002 and terminated and went on long term disability in January 2003.

(7)
Mr. Petti resigned effective August 1, 2002. All other compensation represents $128,474 in 2002 for a lump sum severance payment upon his resignation, $30,000 for consulting services provided after his resignation and $3,000 and $4,500 in 2002 and 2001 for automobile allowance.

Option Grants in Last Fiscal Year and Option Values at Fiscal Year End

        The following table provides information regarding stock options granted for the fiscal year ended December 31, 2002, to the CEO and other officers for whom compensation information is given in the

Summary Compensation Table in this Annual Report. In 2002 we did not grant any stock appreciation rights. All options were granted under the 2000 stock option and grant plan.

	Individual Grants(1)
						Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term(1)
		Percentage of Total Options Granted to Employees in Fiscal Year
	Number of Securities Underlying Options Granted			Market Price on Date of Grant ($)
Name			Exercise Price Per Share ($)		Expiration Date
						0%	5%	10%
Paul Schiffrin	21,200(3)	3.08	7.30	7.30	5/07/12	$0	$72,770	$196,989
Stephen Petti(2)	24,300(3)	3.50	7.30	7.30	8/01/03	$0	$0	$0

(1)
The percentage of total options set forth above is based on options to purchase an aggregate of 687,240 shares of common stock granted to employees in 2002. Potential realizable values are based on our closing price per share as of December 31, 2002, net of exercise price, but before taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. The assumed 0%, 5% and 10% rates of stock appreciation are provided in accordance with SEC rules and do not represent our estimate or projection of the future common stock price. Actual gains if any on stock option exercise will be dependent on the future performance of our common stock as well as the optionee's continued employment through the vesting period. The amounts reflected in these columns may not be achieved.

(2)
Mr. Petti resigned August 1, 2002.

(3)
Options vest 25% in annual installments after the completion of each full year of employment following the grant. None of Mr. Petti's options granted during 2002 were outstanding as of December 31, 2002, as these were not accelerated and thus not vested.

Option Exercises in Last Fiscal Year and Year-End Option Values

        The following table sets forth certain information as of December 31, 2002, regarding options held by the CEO and other officers for whom compensation information is given in the Summary Compensation Table in this Annual Report.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End(1)		Value ($) of Unexercised in-the-Money Options at Fiscal Year-End(2)
Name	Shares Acquired on Exercise	Value Realized	Number Exercisable	Number Unexercisable	Value ($) Exercisable	Value ($) Unexercisable
Arnold S. Lippa, Ph.D.	—	—	210,600	—	870,080	—
Bernard Beer, Ph.D.	—	—	210,600	—	870,080	—
Phil Skolnick, Ph.D. D. Sc. (hon)	—	—	236,250	168,750	950,250	678,750
Barbara Duncan.	—	—	—	364,500	—	1,016,100
Paul Schiffrin	—	—	108,844	25,756	476,919	12,701
Stephen Petti(3)	—	—	261,400	—	1,005,193	—

(1)
Includes both in-the money and out-of-the-money options.

(2)
Fair value of DOV's common stock at December 31, 2002 ($6.80 based on the closing sales price reported on Nasdaq) less the exercise price.

(3)
Mr. Petti resigned on August 1, 2002. As part of his severance we agreed to accelerate 40,000 of his options that had an exercise price of $4.01 per share and extended the exercise date of the options for an additional nine months from the term allowed under the 1998 stock option and the 2000 stock sption and grant plans.

Compensation Committee Interlocks and Insider Participation

        The current members of the compensation committee are Zola Horovitz (chairman) and Daniel Van Riper. None of our executive officers serves as a member of the compensation committee or board of directors of any entity that has an executive officer serving as a member of our compensation committee or board of directors.

Compensation of Directors

        Our outside directors each receive $4,000 for each quarterly board meeting in which they participate. In 2002, Mr. Van Riper received a nonqualified stock option to purchase 24,300 shares of our common stock at an exercise price of $6.17 per share. These options will become exercisable in equal (25%), annual installments after the completion of each full year of service following such grant. Our compensation committee members receive $500 for each meeting in which they participate. Our audit committee members receive $1,000 for each meeting in which they participate and the chairman of the audit committee receives an additional $1,000 for each meeting in which he participates, up to a maximum of $4,000 annually. We have agreed to reimburse our directors for their reasonable expenses incurred in attending meetings of the board of directors and its committees.

Employment Agreements

        Arnold S. Lippa, Ph.D.    We have entered into an employment agreement with Dr. Lippa, which provides for his employment as CEO until December 10, 2004. Dr. Lippa's base compensation was $296,154 for 2002, and during each subsequent year his base compensation will increase by at least 10% annually. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, if we should merge or consolidate with or into an unrelated entity, sell all or substantially all our assets, or enter into a transaction or series of transactions with the result that 51% or more of our capital stock is transferred to one or more unrelated third parties, Dr. Lippa is entitled to receive a bonus equal to 2% of the gross proceeds of such sale (as defined in the agreement). We are obligated to continue to pay Dr. Lippa his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Dr. Lippa terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Dr. Lippa without cause, he is entitled to receive his base and incentive compensation and the continuation of all benefits for two years from the date of termination, and all stock options granted to him will immediately vest. The agreement also requires Dr. Lippa to refrain from competing with us and from soliciting our clients and customers for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

        Bernard Beer, Ph.D.    We have entered into an employment agreement with Dr. Beer, which provides for his employment as President until December 10, 2004. Dr. Beer's base compensation was $296,154 for 2002, and during each subsequent year his base compensation will increase by at least 10% annually. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion.

Additionally, if we should merge or consolidate with or into an unrelated entity, sell all or substantially all our assets, or enter into a transaction or series of transactions with the result that 51% or more of our capital stock is transferred to one or more unrelated third parties, Dr. Beer is entitled to receive a bonus equal to 2% of the gross proceeds of such sale (as defined in the agreement). We are obligated to continue to pay Dr. Beer his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Dr. Beer terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Dr. Beer without cause, he is entitled to receive his base and incentive compensation and the continuation of all benefits for two years from the date of termination, and all stock options granted to him shall immediately vest. The agreement also requires Dr. Beer to refrain from competing with us and from soliciting our clients and customers for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

        Phil Skolnick, Ph.D., D.Sc.(hon)    In connection with his employment by us in January 2001, we entered into an employment agreement with Dr. Skolnick, which provides for his employment as Vice-President, Research and Chief Scientific Officer until January 19, 2004. Under the agreement, we will pay Dr. Skolnick base compensation of at least $250,000 per year. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, upon the commencement of Dr. Skolnick's employment, we granted him options to purchase 405,000 shares of our common stock (adjusted for subsequent 1.62-for-1 stock split) at an exercise price of $2.78 (as so adjusted). The options vest 50% on July 19, 2002 and will continue to vest ratably thereafter over the next six quarters. We are obligated to continue to pay Dr. Skolnick his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Dr. Skolnick terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Dr. Skolnick without cause, he is entitled to receive his base compensation for three years from the date of his agreement and all stock options granted to him will immediately vest. The agreement also requires Dr. Skolnick to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

        Paul Schiffrin.    We entered into an employment agreement with Mr. Schiffrin, which provided for his employment as Vice-President, Corporate Services. Mr. Schiffrin terminated and went on long term disability in January 2003. Under the agreement, we agreed to pay Mr. Schiffrin base compensation of at least $180,000 per year. The agreement provided for benefits, the reimbursement of expenses and the payment of incentive compensation, to be determined by our board of directors in its sole discretion. Mr. Schiffrin qualified for long term disability through our insurance carrier upon his departure.

        Barbara Duncan.    In connection with her employment by us in August 2001, we entered into an employment agreement with Ms. Duncan, which provides for her employment as Vice-President, Finance and Chief Financial Officer until August 20, 2004. Under the agreement, we will pay Ms. Duncan base compensation of at least $225,000 per year. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, upon the commencement of Ms. Duncan's employment, we granted her options to purchase 364,500 shares of our common stock (adjusted for subsequent 1.62-for-1 stock split) at an exercise price of $4.01 (as so adjusted). The options vested 50% on February 20, 2003 and will continue to vest ratably thereafter over the next six quarters. We are obligated to continue to pay Ms. Duncan her base and incentive compensation and to continue her benefits for a period of nine months if she is terminated upon becoming disabled or for a period of

90 days upon her death. If Ms. Duncan terminates her employment with us for good reason, or within six months of a change of control, or if we terminate Ms. Duncan without cause, she is entitled to receive her base compensation for three years from the date of her agreement and all stock options granted to her will immediately vest. The agreement also requires Ms. Duncan to refrain from competing with us and from soliciting our customers and clients for the duration of her employment and for a period following employment equal to the length of time we make severance payments to her.

        Robert Horton.    In connection with his employment by us in August 2002, we entered into an employment agreement with Mr. Horton, which provides for his employment as Vice-President and General Counsel until August 16, 2005. Under the agreement, we will pay Mr. Horton base compensation of at least $250,000 per year. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, upon the commencement of Mr. Horton's employment, we granted him options to purchase 250,000 shares of our common stock at an exercise price of $4.40. The options vest 50% on March 12, 2004 and will continue to vest ratably thereafter over the next six quarters. Prior to his employment we granted Mr. Horton options to purchase 40,500 shares of our common stock (adjusted for subsequent 1.62-for-1 stock split) at an exercise price of $2.78 (as so adjusted). These prior options became fully exercisable in November 2001. We are obligated to continue to pay Mr. Horton his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Mr. Horton terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Mr. Horton without cause, he is entitled to receive his base compensation for three years from the date of his agreement and all stock options granted to him will immediately vest. The agreement also requires Mr. Horton to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

        Laurence Meyerson, Ph.D.    In connection with his employment by us in September 2002, we entered into an employment agreement with Dr. Meyerson, which provides for his employment as Senior Vice-President, Drug Development until September 16, 2005. Under the agreement, we will pay Dr. Meyerson base compensation of at least $250,000 per year. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, upon the commencement of Dr. Meyerson's employment, we granted him options to purchase 225,000 shares of our common stock at an exercise price of $4.25. The options vest 50% on April 16, 2004 and will continue to vest ratably thereafter over the next six quarters. We are obligated to continue to pay Dr. Meyerson his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Dr. Meyerson terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Dr. Meyerson without cause, he is entitled to receive his base compensation for three years from the date of his agreement and all stock options granted to him will immediately vest. The agreement also requires Dr. Meyerson to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth as of March 6, 2003, certain information regarding the beneficial ownership of our common stock by:

  •
  each person known by us to beneficially own 5% or more of a class of our common stock;

  •
  each of our directors;

  •
  each of our executive officers for whom compensation information is given in the Summary Compensation Table in this proxy statement; and

  •
  all our directors and executive officers as a group.

        The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC (Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended) and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares to which an individual or entity has the right to acquire beneficial ownership within 60 days of March 6, 2003, through the exercise of any warrant, stock option or other right. The inclusion in this calculation of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, the address of all listed stockholders is c/o DOV Pharmaceutical, Inc., 433 Hackensack Avenue, Hackensack, NJ 07601. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class(1)
Elan Corporation, plc(2) Lincoln House Lincoln Place Dublin 2, Ireland	3,893,989	21.80%
Elan Pharmaceutical Investments II, Ltd.(3) Flatts, Smiths Parish Bermuda, FL04	983,338	6.35
BVF Inc.(4) 1 Sansome Street 39th Floor San Francisco, CA 94104	2,049,300	14.14
CIBC World Markets Corp. 425 Lexington Avenue New York, NY 10017	1,874,005	12.93
Merlin BioMed Private Equity Fund, L.P.(5) 230 Park Ave, Suite 928 New York, NY 10169	810,000	5.59
Reservoir Capital Group, L.L.C.(6) 650 Madison Ave. New York, NY 10022	810,000	5.59
Oppenheimer Discovery Fund 6803 South Tuscan Way Englewood, CO 80112	486,000	3.35

Arnold Lippa(7)	1,790,100	12.18
Bernard Beer(7)	1,790,100	12.18
Phil Skolnick(8)	303,750	2.05
Stephen Petti(9)	261,400	1.78
Barbara Duncan(10)	182,250	1.24
Paul Schiffrin(11)	109,520	*
Zola Horovitz(12)	263,756	1.80
Patrick Ashe(13)	86,569	*
Daniel S. Van Riper(14)	6,075	*
All directors and executive officers as a group (7 persons)(15)	4,532,120	28.40

*
Less than one percent.

(1)
The number of outstanding shares of our common stock is based on the number of shares and common stock equivalents outstanding as of March 6, 2003. Our calculation uses 14,490,635 shares of common stock, including the shares of common stock issuable upon conversion and exercise of the securities listed in the following footnote.

(2)
Elan Corporation, plc is the parent corporation of, and wholly owns, either directly or indirectly, Elan Pharmaceutical Investments, Ltd., and has or shares, either directly or indirectly, voting and investment power with respect to shares of our common stock held of record by Elan Pharmaceutical Investments, Ltd. Includes 525,025 shares of common stock, warrants to purchase 196,500 shares of common stock that are currently exercisable, 574,521 shares of common stock issuable upon the conversion of our series B preferred stock and approximately 2,672,943 shares of common stock issuable upon the conversion of the Elan exchangeable convertible promissory note. Excludes 75,000 3-year warrants to purchase common stock at $16 per share issued on March 24, 2003.

(3)
Includes approximately 983,338 shares of common stock issuable upon the conversion of the Elan convertible line of credit.

(4)
BVF Inc. is the general partner of BVF Partners L.P., which is either the general partner of or the investment advisor of Biotechnology Value Fund, L.P., Biotechnology Fund II, L.P. and Investment 10 LLC, and exercises sole voting and investment power over shares held of record by Biotechnology Value Fund, L.P., Biotechnology Fund II, L.P. and Investment 10 LLC. Includes 1,943,500 shares of common stock sold on May 16, 2003.

(5)
Includes 300,000 shares of common stock sold on June 3, 2003.

(6)
Reservoir Capital Group, L.L.C. is the general partner of Reservoir Capital Partners, L.P., Reservoir Capital Master Fund, L.P. and Reservoir Capital Associates, L.P., and exercises sole voting and investment power over shares held of record by Reservoir Capital Partners, L.P., Reservoir Capital Master Fund, L.P. and Reservoir Capital Associates, L.P. Includes 250,000 shares of common stock sold on June 10, 2003.

(7)
Includes for each of Drs. Lippa and Beer, 1,579,500 shares of common stock and options to purchase 210,600 shares of common stock that are currently exercisable. Includes, in the case of Dr. Lippa, 175,000 shares of common stock sold on May 19, 2003, and in the case of Dr. Beer, 144,000 shares of common stock sold on April 23, 2003, and 140,000 shares of common stock sold on May 20, 2003.

(8)
Includes options to purchase 303,750 shares of common stock that are currently exercisable. Excludes options to purchase 101,250 shares of common stock that are not exercisable within 60 days of March 6, 2003. Includes 5,000 shares of common stock sold upon exercise of options on May 21, 2003, 2,000 shares of common stock sold upon exercise of options on May 22, 2003 and 33,000 shares of common stock sold upon exercise of options on May 23, 2003.

(9)
Includes options to purchase 193,900 shares of common stock that are currently exercisable. All Mr. Petti's options were exercised subsequent to March 6, 2003.

(10)
Includes options to purchase 182,250 shares of common stock that are currently exercisable. Excludes options to purchase 182,250 shares of common stock that are not exercisable within 60 days of March 6, 2003.

(11)
Includes options to purchase 109,520 shares of common stock that are currently exercisable. Excludes options to purchase 30,756 shares of common stock that are not exercisable within 60 days of March 6, 2003. Includes 8,000 shares of common stock sold upon exercise of options on April 28, 2003, and 9,000 shares of common stock sold upon exercise of options on June 4, 2003.

(12)
Includes 97,200 shares of common stock and options to purchase 166,856 shares of common stock that are currently exercisable. Excludes options to purchase 11,644 shares of common stock that are not exercisable within 60 days of March 6, 2003. Includes 15,000 shares of common stock sold on May 30, 2003, and 10,000 shares of common stock sold on June 3, 2003.

(13)
Includes options to purchase 86,556 shares of common stock that are currently exercisable. Excludes options to purchase 11,644 shares of common stock that are not exercisable within 60 days of March 6, 2003.

(14)
Includes options to purchase 6,075 shares of common stock that are currently exercisable. Excludes options to purchase 18,225 shares of common stock that are not exercisable within 60 days of March 6, 2003.

(15)
Includes options to purchase 1,274,907 shares of common stock that are currently exercisable.

Equity Compensation Plan Information

        We maintain two equity compensation plans, the 2000 stock option and grant plan and the 1998 stock option plan. The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2002:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,545,599		$3.68	277,251	(1)
Equity compensation plans not approved by security holders(2)	405,000	(2)	$2.78	0
Total	2,950,599		$3.56	277,251	(1)

(1)
Does not reflect 500,000 share increase to our 2000 plan approved by shareholders on May 30, 2003.

(2)
Represents options granted to Dr. Skolnick as described above under "Proposal No. 2: Amendment of 2000 Stock Option and Grant Plan." Dr. Skolnick's options were charged to the 2000 plan, which was approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

        From January 1, 2002 until August 1, 2002, Ms. Morgen Lippa, daughter of Arnold Lippa, was employed by us as Comptroller and a project manager. During 2002, she was paid $52,654 in salary, $10,000 in bonuses and was awarded options to purchase 8,100 shares of our common stock. Ms. Lippa resigned effective August 1, 2002. As part of a severance agreement with Ms. Lippa, she was paid $46,681 in a lump sum severance payment, we accelerated the vesting on 10,000 options and we extended the exercise date of all her options an additional nine months from what is provided under the 1998 stock option and the 2000 stock option and grant plans. As a result, we recorded a charge of $11,858 for the acceleration and extended exercise date of the options.

        Mr. Gary Beer, son of Bernard Beer, is employed by us as Director of Data Management. During 2002, he was paid $77,211 in salary, $10,000 in bonuses and was awarded options to purchase 8,100 shares of our common stock. Effective December 1, 2002, Mr. Beer's annual salary was increased to $145,000 annually because of substantially expanded responsibilities.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOV PHARMACEUTICAL, INC.
By:	/s/ ARNOLD S. LIPPA Name: Arnold S. Lippa Title: Chief Executive Officer and Secretary Date: July 18, 2003

        Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ARNOLD S. LIPPA Arnold S. Lippa	Chief Executive Officer and Director (Principal Executive Officer)	July 18, 2003
/s/ BERNARD BEER Bernard Beer	President and Director	July 18, 2003
/s/ BARBARA G. DUNCAN Barbara G. Duncan	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	July 18, 2003
/s/ PATRICK ASHE Patrick Ashe	Director	July 18, 2003
/s/ ZOLA HOROVITZ Zola Horovitz	Director	July 18, 2003
/s/ DANIEL S. VAN RIPER Daniel S. Van Riper	Director	July 18, 2003

CERTIFICATIONS

        Arnold Lippa, Chief Executive Officer of the Company, and Barbara Duncan, Chief Financial Officer of the Company, each certifies as follows:

(1)
I have reviewed this annual report on Form 10-K/A of DOV Pharmaceutical, Inc ("Registrant").

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

Date: July 18, 2003	By:	/s/ ARNOLD S. LIPPA Arnold S. Lippa Chief Executive Officer and Secretary
Date: July 18, 2003	By:	/s/ BARBARA G. DUNCAN Barbara G. Duncan Vice President of Finance and Chief Financial Officer

QuickLinks

PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES