Form 10-Q
period 2003-06-30
DOV PHARMACEUTICAL INC
filed 2003-08-14
CIK 1066833

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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

        On August 11, 2003, there were outstanding 16,345,918 shares of our common stock, par value $0.0001 per share, and 354,643 shares of series B nonvoting preferred stock, par value $1.00 per share, which shares are convertible at any time upon the vote of the holders of 75% or more of such shares outstanding into 574,521 shares of our common stock.

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended June 30, 2003

Special Note Regarding Forward-Looking Statements

        This Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: may, will, should, expect, intend, plan, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors currently known by us about which we cannot be certain and perhaps not even relatively confident. Actual results or events will surely differ and may differ materially from our forward-looking statements as a result of many factors, some of which we may not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

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

PART I—FINANCIAL INFORMATION

Item I. Financial Statements

DOV PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,859,573	$25,387,963
Accounts receivable	47,289	—
Marketable securities—short-term	21,446,821	28,822,572
Investments	1,609,961	—
Receivable from DOV Bermuda	3,040,379	—
Prepaid expenses and other current assets	710,880	1,405,399

Total current assets	64,714,903	55,615,934
Marketable securities — long-term	1,039,230	—
Property and equipment, net	338,500	325,551
Deferred charges, net	57,814	210,376

Total assets	$66,150,447	$56,151,861

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,906,923	$2,718,289
Accrued expenses	3,839,331	847,593
Deferred revenue—current	1,979,167	—
Accumulated loss in excess of investment in DOV Bermuda	2,875,763	—

Total current liabilities	10,601,184	3,565,882

Deferred revenue—noncurrent	989,583	—
Convertible promissory note	10,506,257	10,873,976
Convertible line of credit promissory note	3,294,064	3,458,683
Commitments and contingencies
Stockholders' equity:
Preferred stock—series B, $1.00 par value, 354,643 shares authorized, issued and outstanding at December 31, 2002 and June 30, 2003	354,643	354,643
Common stock, $.0001 par value, 60,000,000 shares authorized, 14,414,038 issued and outstanding at December 31, 2002 and 14,901,981 issued and outstanding at June 30, 2003	1,441	1,490
Additional paid-in capital	81,523,234	86,029,633
Accumulated other comprehensive loss	(179,091)	(2,477)
Accumulated deficit	(40,665,135)	(48,011,055)
Unearned compensation	(275,733)	(118,914)

Total stockholders' equity	40,759,359	38,253,320

Total liabilities and stockholders' equity	$66,150,447	$56,151,861

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Revenue	$635,356	$—	$1,343,654	$2,968,750
Operating expenses:
Royalty and licensing expense	—	—	—	1,000,000
General and administrative expense	1,167,082	1,249,663	1,985,885	2,505,017
Research and development expense	2,350,057	4,105,969	4,601,788	7,366,425

Loss from operations	(2,881,783)	(5,355,632)	(5,244,019)	(7,902,692)
Loss in investment in DOV Bermuda	(261,041)	—	(508,655)	—
Interest income	219,743	198,512	280,972	435,605
Interest expense	(474,213)	(570,258)	(1,384,798)	(1,006,517)
Other income (expense), net	(387,269)	991,712	(809,971)	1,127,684

Net loss	$(3,784,563)	$(4,735,666)	$(7,666,471)	$(7,345,920)

Basic and diluted net loss per share	$(0.32)	$(0.32)	$(0.91)	$(0.50)

Weighted average shares used in computing basic and diluted net loss per share	11,903,322	14,677,926	8,418,142	14,577,931

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2003
	(Unaudited)
Cash flows from operating activities
Net loss	$(7,666,471)	$(7,345,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss in investment in DOV Bermuda	508,655	—
Decrease in non-cash litigation settlement expense	—	(42,651)
Net depreciation in investments and marketable securities	793,823	250,782
Net loss on sale of investments	—	8,839
Non-cash interest expense	1,384,122	1,005,070
Depreciation	42,923	77,817
Amortization of deferred charges	12,536	36,248
Non-cash compensation charges	313,617	214,491
Warrants, options and common stock issued for services	59,506	223,869
Changes in operating assets and liabilities:
Receivable from DOV Bermuda (Elan Portion)	(241,261)	184,122
Accounts receivable	140,643	47,289
Prepaid expenses and other current assets	(509,314)	(694,519)
Accounts payable	347,335	818,630
Accrued expenses	214,921	(193,464)
Deferred revenue	(1,250,000)	(2,968,750)

Net cash used in operating activities	(5,848,965)	(8,378,147)

Cash flows from investing activities
Investments in DOV Bermuda, net of cash received	(668,405)	—
Purchases of marketable securities	—	(16,734,908)
Sales of marketable securities	—	10,575,000
Sales of investments	—	786,854
Purchases of property and equipment	(26,099)	(64,868)

Net cash used in investing activities	(694,504)	(5,437,922)

Cash flows from financing activities
Net proceeds from initial public offering	58,981,798	—
Deferred charges paid	—	(24,743)
Repayment of notes payable	(622)	—
Proceeds from options and warrants exercised	—	1,360,266

Net cash provided by financing activities	58,981,176	1,335,523

Net increase (decrease) in cash and cash equivalents	52,437,707	(12,480,546)
Cash and cash equivalents, beginning of period	13,652,334	37,868,509

Cash and cash equivalents, end of period	$66,090,041	$25,387,963

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Organization

        DOV Pharmaceutical, Inc. (the "Company") was incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000.

        The Company is a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system and other disorders, including cardiovascular and urological, that involve alterations in neuronal processing. The Company has six product candidates in clinical trials targeting insomnia, anxiety disorders, pain, depression and angina and hypertension. The Company has established strategic alliances with select partners in part to access their unique technologies and commercialization capabilities. The Company operates principally in the United States but also conducts clinical studies in Canada and Europe.

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

        The Company and Elan Corporation, plc ("Elan") entered into a transaction to form DOV (Bermuda), Ltd. f/k/a DOV Newco, Ltd. a Bermuda exempted limited company ("DOV Bermuda"). While the Company originally owned 80.1% of the outstanding capital stock of DOV Bermuda and Elan owned 19.9%, through its wholly-owned subsidiary Elan Pharmaceuticals Investments II, Ltd., as of December 31, 2002, Elan had retained significant minority rights that were considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16 "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." Accordingly, as of December 31, 2002, the Company did not consolidate the financial statements of DOV Bermuda, but instead accounted for its investment in DOV Bermuda under the equity method of accounting. As such, the Company recorded its 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development expense incurred by the Company on behalf of DOV Bermuda and as Loss in Investment in DOV Bermuda for the Company's 80.1% interest in the remaining loss of DOV Bermuda prior to December 31, 2002. As Elan's rights to participate in the management of the joint venture expired as of January 2003, the Company began to consolidate the results of DOV Bermuda as of January 1, 2003. If the Company had consolidated the results of DOV Bermuda as of January 1, 2002, pro forma consolidated revenue, net loss and net loss per share for the six months ended

June 30, 2002 would have been substantially the same, namely, $1.3 million, $7.7 million and $0.91, respectively.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported assets, liabilities, revenues, earnings, financial position and various disclosures. Actual results could differ from those estimates.

Deferred Charges

        Deferred charges are comprised of issuance costs for the convertible promissory note and the convertible line of credit promissory note and are being amortized over the six-year term of the instruments, ending in January 2005, and the issuance in March 2003 of 75,000 warrants to Elan for the amendment to the convertible promissory note, as discussed in Note 6, that is being amortized over the remaining term of the note.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Net loss	$(3,784,563)	$(4,735,666)	$(7,666,471)	$(7,345,920)

Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	11,903,322	14,677,926	8,418,142	14,577,931

Basic and diluted net loss per share	$(0.32)	$(0.32)	$(0.91)	$(0.50)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Convertible preferred stock	574,521	574,521	574,521	574,521
Convertible exchangeable promissory note	2,550,496	2,732,155	2,550,496	2,732,155
Convertible promissory note	920,025	1,014,277	920,025	1,014,277
Options	2,556,580	2,546,349	2,556,580	2,546,349
Warrants	551,312	1,100,967	551,312	1,100,967

	7,152,934	7,968,269	7,152,934	7,968,269

Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Net loss	$(3,784,563)	$(4,735,666)	$(7,666,471)	$(7,345,920)
Reclassification for losses included in net loss	—	85,823	—	177,000
Net unrealized losses on marketable securities	—	23,142	—	(386)

Comprehensive loss	$(3,784,563)	$(4,626,701)	$(7,666,471)	$(7,169,306)

Other Income (Expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Directors' and officers' insurance recovery	$—	$1,556,000	$—	$1,556,000
Increase in value of warrants to acquire Neurocrine stock	(375,317)	—	(793,823)	(250,759)
Decrease (increase) in value of warrants related to shareholder class action lawsuit	—	(461,619)	—	42,651
Other expense	(11,952)	(102,669)	(16,148)	(220,208)

Other income (expense), net	$(387,269)	$991,712	$(809,971)	$1,127,684

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

        If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123 (described below), the effect on the Company's net loss would be as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Net loss as reported	$(3,784,563)	$(4,735,666)	$(7,666,471)	$(7,345,920)
Add: total stock-based employee compensation expense determined under APB No. 25	159,379	54,740	313,617	214,491
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(303,935)	(446,440)	(542,290)	(859,048)

Pro forma	$(3,929,119)	$(5,127,366)	$(7,895,144)	$(7,990,477)

Basic and diluted net loss per share:
As reported	$(0.32)	$(0.32)	$(0.91)	$(0.50)
Pro forma	$(0.33)	$(0.35)	$(0.94)	$(0.55)

        For purposes of the computation of the pro forma effects on the net loss above, the fair value of each employee option is estimated using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Risk-free interest rate	3.90%-6.97%	3.46%-6.97%	3.90%-6.97%	3.46%-6.97%
Expected lives	10 years	10 years	10 years	10 years
Expected dividends	None	None	None	None
Expected volatility	0%-115.10%	79.74%-115.10%	0%-115.10%	79.74%-115.10%

Concentration of Credit Risk

        Cash and cash equivalents are invested in deposits with significant financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $7.7 million of the Company's cash balance was uncollateralized at June 30, 2003.

Recent Accounting Pronouncements

        In May 2003, the FASB issued Statement Number 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for two broad classes of financial instruments: (1) instruments that represent, or are indexed to, an obligation to buy back the issuer's shares, and (2) obligations that can be settled in shares, but are subject to certain conditions. SFAS 150 applies to all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after July 1, 2003. Unless new transactions are entered into, the adoption of SFAS 150 is not expected to have a material impact on the Company's financial statements.

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

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The Company will be required to adopt this provision for revenue arrangements entered into on or after June 15, 2003. Unless new transactions are entered into, the adoption of EITF 00-21 will not have a material impact on the Company's financial position or results of operations.

3.    Research and Development Expense

        Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead. Certain research and development expenses incurred on behalf of DOV Bermuda are billed to DOV Bermuda under a joint development and operating agreement. Historically, payments received from DOV Bermuda that reflect Elan's 19.9% interest in the work performed by the Company for DOV Bermuda were recorded as a reduction in research and development expense. Effective January 1, 2003, Elan is no longer funding its pro rata share of DOV Bermuda expenses. Beginning January 1, 2003, the Company is consolidating DOV Bermuda and recording 100% of the research and development costs of DOV Bermuda.

        The following represents a detail of amounts included in research and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Payroll related and associated overhead	$857,622	$1,309,775	$1,726,323	$2,373,536
Clinical and preclinical trial costs	1,588,741	2,571,280	2,793,149	4,779,078
Professional fees	(96,306)	224,914	82,316	213,811

Total research and development expense	$2,350,057	$4,105,969	$4,601,788	$7,366,425

Research and development attributable to DOV Bermuda	$1,874,144		$3,283,034
Other research and development	475,913		1,318,754

Total research and development expense	$2,350,057		$4,601,788

4.    DOV Bermuda

        The summarized results of operations of DOV Bermuda for the three and six months ended June 30, 2002 are as follows:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
	(Unaudited)
Research and development expense	$2,865,730	$5,048,533

Operating loss	$2,865,730	$5,048,533

Net loss	$2,869,084	$5,059,195

5.    Marketable Securities and Investments

        At June 30, 2003, the Company held securities, classified as available-for-sale, with a market value of $28.8 million, which approximates book value. These securities consist primarily of corporate debt securities and government and federal agency bonds. The Company also had short-term investments in municipal bonds, money market, negotiable certificates of deposits and auction rate paper, with maturity dates of three months or less when purchased, as a component of cash and cash equivalents, of $15.1 million. The Company does not purchase financial instruments for trading or speculative purposes.

6.    Equity Transactions

        On March 24, 2003, the Company and Elan agreed to eliminate the exchange feature of the instrument previously referred to as the convertible exchangeable promissory note. The exchange right had previously given Elan the ability to exchange, at any time during the term of the note, the principal portion of the note into an equal ownership position with the Company in DOV Bermuda. All other significant terms of the note, which includes the right to convert the principal and accrued interest at any time into shares of the Company's common stock at $3.98 per share until the expiration of the note in January 2005, remain the same. In connection with this amendment to the note, the Company issued to Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan, warrants to purchase 75,000 shares of DOV common stock with a strike price of $10.00 per share and with an expiration date of January 21, 2006. As of March 24, 2003, the Company determined the fair value of the warrants at $164,000, which was capitalized and will be amortized over the remaining term of the note.

        As of June 30, 2003, the Company has 6,550,357 shares of authorized and unissued undesignated preferred stock with a par value of $1.00.

7.    Biovail License

        On March 28, 2003, the Company entered into a separation agreement with Biovail that provided for the return of the Company's December 2000 patent for the immediate and controlled release of diltiazem and termination of the 2001 exclusive license agreement with Biovail for development of the DOV compound for the treatment of angina and hypertension. In consideration of the termination of the 2001 agreement and the return of the patent, DOV agreed to a $1.0 million payment to Biovail upon signing, contingent payments to Biovail of $3.0 million upon receipt of marketing authorization for the drug and up to a maximum of $7.5 million based upon sales. The Company recorded a charge for the $1.0 million signing payment in the first quarter of 2003. This payment was to obtain the patent and related clinical data from Biovail. As this product will require FDA approval prior to marketing and the patent has no alternative future use, the Company expensed the entire license fee. As the separation agreement ends DOV's performance obligations, the agreement also resulted in the recognition in the first quarter of the remaining deferred revenue, totaling approximately $3.0 million as of December 31, 2002, of the original $7.5 million license fee paid to DOV. In addition, as a result of the separation agreement, Biovail and DOV also agreed to release any and all claims.

8.    Recent Litigation Developments

        From April 30, 2002, a number of class action lawsuits were filed naming as defendants the Company, certain of the Company's officers and directors and certain of the underwriters in the Company's April 24, 2002 initial public offering of 5,000,000 shares of its common stock. The lawsuits were based upon the Company's alleged failure to disclose the filing of a revised registration statement and prospectus for the Company's initial public offering reflecting changes to the 1999 financial statements of the Company's joint venture with Elan, DOV Bermuda, Ltd. These class actions were brought on behalf of purchasers of the Company's common stock in or traceable to the Company's initial public offering and sought money damages or rescission. On December 20, 2002, the Company entered into an agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. The settlement includes all defendants and covers as a class all those who purchased common stock of the Company in or traceable to the Company's initial public offering through December 20, 2002 and suffered damages. The Company paid in the aggregate to the class members (inclusive of their attorneys' fees and costs) $250,000 and issued 500,000 six-year warrants to purchase common stock exercisable at $10.00 per share. As of June 2, 2003 (the issuance date), the Company determined the value of these warrants at $2.2 million and recorded the warrants as stockholders' equity.

        Based on the terms of the settlement agreement, the Company determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, as of December 31, 2002, the Company established an estimate for the cost of the litigation settlement of $2.5 million, respectively, with $2.3 million representing the Company's estimate of the liability for the fair value of the warrants. The Company recorded the issuance of the 500,000 warrants as stockholders' equity in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

        In connection with the securities class action lawsuits described above, the Company's providers of primary and excess liability insurance for directors and officers, D&O, have asserted that the policy binders they issued in connection with the Company's initial public offering were not effective because, among other reasons, the carriers claim that they never approved the documentation provided with the policy application, including the final registration statement, and the carriers claim that such approval is a prerequisite to their policies' effectiveness. The Company strongly disagreed with their positions, advised the carriers that the Company intended to hold them to their original binder terms as the Company vigorously pursued resolution of these matters, and initiated arbitration against the primary D&O carrier. The Company reached agreement with the excess D&O carrier that for claims other than the securities class action lawsuits described above, the excess D&O policy will remain in place, effective for losses in excess of $10.3 million. In April 2003, prior to commencement of arbitration, the Company and the primary carrier reached a settlement. Under the settlement terms, the carrier paid the Company approximately $1.6 million. The insurance recovery was recorded in the second quarter of 2003 as other income.

        The carrier also issued a $10 million D&O policy, including entity coverage, for three years at a fixed rate that the Company believes is competitive. While the carrier retains the right to reprice the policy premium upon the second policy anniversary if there is further claim experience, any repricing not acceptable to the Company will relieve it of its obligation to keep the policy in force. The Company has also been issued D&O insurance by the original excess carrier for $5 million of excess insurance.

9.     Subsequent Event

        On July 2, 2003, the Company concluded a private placement of 1,428,571 shares of its common stock and three year warrants to purchase an aggregate of 392,857 shares of the Company's common stock at an exercise price of $16.00 per share to a group of funds managed by OrbiMed Advisors, LLC, for gross proceeds of $15.0 million. The investors also received the right to nominate a director to the Company's board of directors within six months.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of our results of operations and financial condition together with our unaudited financial statements and related notes contained elsewhere in this report.

Overview

        We are focused on the discovery, in-licensing, development and commercialization of novel drug candidates for the treatment of central nervous system and other disorders, including cardiovascular and urological, that involve alterations in neuronal processing. In 1998, we licensed four of our product candidates from Wyeth: indiplon, for the treatment of insomnia, bicifadine, for the treatment of pain, ocinaplon, for the treatment of anxiety, and DOV 216,303, for the treatment of depression. We sublicensed indiplon to Neurocrine in 1998 in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine has recently entered into a development and commercialization agreement with Pfizer for indiplon. We are developing bicifadine and ocinaplon through DOV Bermuda, our joint venture with Elan. Through January 2003, DOV diltiazem was being developed through our collaboration with Biovail, which we entered into in January 2001. On March 28, 2003, we entered into a separation agreement with Biovail that provided for the return of our December 2000 patent for the immediate and controlled release formulation of diltiazem and termination of the 2001 exclusive license agreement with Biovail for development of the DOV compound for the treatment of angina and hypertension.

        Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of June 30, 2003, we had an accumulated deficit of $48.0 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

        We have a relatively limited history of operations and anticipate that our quarterly results of operations will fluctuate for several reasons, including the timing and extent of research and development efforts including collaborative partner arrangements, the timing and extent of adding new employees and infrastructure, the timing of milestone, license fee and royalty payments and the timing and outcome of regulatory approvals.

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

        Our operating expenses consist primarily of costs associated with research and development and general and administrative costs associated with our operations and royalty expense. Research and development expense consists primarily of compensation and other related costs of our personnel dedicated to research and development activities, as well as outside clinical trial expenses and professional fees related to clinical trials, toxicology studies and preclinical studies. Research and development expense also includes our expenses related to development activities of DOV Bermuda. General and administrative expense consists primarily of the costs of our senior management, finance and administrative staff, business insurance, professional fees and costs associated with being a public reporting entity. Royalty and license expense consists of milestone payments accrued under our license agreement with Wyeth and the license payment to Biovail.

        We expect research and development expense to increase substantially in the foreseeable future. We expect that a large percentage of this will be incurred in support of our clinical trial programs and toxicology studies for bicifadine, ocinaplon, DOV 216,303, DOV 21,947 and DOV diltiazem, as well as product candidates in our preclinical program if they progress into clinical trials.

        In January 1999, we entered into a joint venture with Elan. As part of the transaction, we formed DOV Bermuda to develop controlled release formulations of ocinaplon and bicifadine. As of January 1, 2003, we owned 80.1% of the outstanding common stock of DOV Bermuda. However, Elan had retained significant minority investor rights that were treated as "participating rights" as defined in Emerging Issues Task Force Consensus, or EITF, No. 96-16 "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." Therefore, prior to December 31, 2002 we did not consolidate the financial statements of DOV Bermuda, but instead accounted for our investment in DOV Bermuda under the equity method of accounting. We recorded our 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development expense incurred by us on behalf of DOV Bermuda and as Loss in Investment in DOV Bermuda for our 80.1% interest in the remaining loss of DOV Bermuda, including that attributable to research and development expense of Elan. As Elan's rights to participate in the management of the joint venture expired as of January 2003, we have consolidated 100% of the results of DOV Bermuda as of January 1, 2003. Additionally, since Elan has informed us that they are no longer funding DOV Bermuda, we are recording 100% of the loss of DOV Bermuda effective January 1, 2003. After funding the first and second quarter of 2003 loss, our equity interest has increased to 83.0%.

        Elan loaned us $8.0 million in the form of a 7% convertible promissory note to fund our investment in DOV Bermuda. Elan has the right to convert the outstanding principal amount of this note at any time, together with accrued unpaid interest, into shares of our common stock at $3.98 per share. Prior to our March 24, 2003 agreement with Elan, it could have exchanged the principal portion of the note for an additional equity interest in DOV Bermuda such that our equity interests would be equal. Through March 24, 2003, we have accounted for this exchange feature in accordance with EITF 86-28 "Accounting Implications of Indexed Debt Instruments." This requires us to record an additional liability for this feature if the value of the interest Elan can obtain in the joint venture is more than the principal amount of the note. Since we issued this note to Elan, this feature has not resulted in any additional interest expense and, as described below, in March 2003, the exchange feature of the note was eliminated. To the extent Elan has not converted the note, the unpaid principal and accrued interest are due and payable on January 20, 2005.

        On March 24, 2003, we entered into an agreement with Elan to amend the convertible exchangeable note originally issued by us to EIS in January 1999 to eliminate the exchange right feature of this note. All other significant terms of the note remain unchanged. In connection with this amendment, EIS received warrants to purchase 75,000 shares of our common stock at an exercise price of $10.00 per share. These warrants expire on January 21, 2006. As of March 24, 2003, we determined the fair value of the warrants at $164,000. In accordance with the agreement, we now refer to the note as the convertible promissory note and the other note issued by us to Elan, previously called the convertible promissory note, is now called the convertible line of credit promissory note. The credit line under the convertible line of credit promissory note expired in March 2002.

Results of Operations

Three Months Ended June 30, 2003 and 2002

        Revenue.    We recorded no revenue in the second quarter of 2003. Our revenue of $635,000 for the comparable period last year was comprised almost exclusively of $625,000 in amortization of the $7.5 million fee we received on signing of the license, research and development agreement for our collaboration with Biovail in January 2001.

        Research and Development Expense.    Research and development expense for the second quarter of 2003 includes 100% of the research and development expenses of DOV Bermuda as we are now consolidating the results of DOV Bermuda effective January 1, 2003. Research and development expense increased $1.7 million to $4.1 million for the second quarter 2003 from $2.4 million for the comparable period in 2002. Approximately $1.3 million of the increase in research and development expense was attributable to increased costs associated with the clinical trials and toxicology costs for ocinaplon and bicifadine. The remaining increase of $415,000 was primarily attributable to net increased costs related to clinical trials and toxicology costs for our other products.

        General and Administrative Expense.    General and administrative expense for the second quarter of 2003 includes 100% of the general and administrative expenses of DOV Bermuda as we are now consolidating the results of DOV Bermuda effective January 1, 2003. General and administrative expense increased $83,000 to $1.3 million in the second quarter 2003 from $1.2 million for the comparable period in 2002. The increase was primarily attributable to increased office and related expenses of $229,000 offset by decreased professional fees of $33,000 and decreased payroll and related costs of $113,000.

        Loss in Investment in DOV Bermuda.    In the second quarter of 2002, loss in investment in DOV Bermuda represented our 80.1% of the expenses of DOV Bermuda related to Elan's formulation work for the joint venture products and administrative expenses. As we are now consolidating the results of DOV Bermuda, all such expenses are now recorded in research and development expense and general and administrative expense.

        Interest Income.    Interest income decreased $21,000 to $199,000 in the second quarter of 2003 from $220,000 in the comparable period in 2002. The decrease was due to lower balances of cash and cash equivalents in the second quarter of 2003 resulting from cash used to fund research and development and declining interest rates.

        Interest Expense.    Interest expense increased $96,000 to $570,000 in the second quarter of 2003 from $474,000 in the comparable period in 2002. We recorded interest expense of $569,000 on our convertible promissory note and convertible line of credit promissory note with Elan in the second quarter of 2003 and $474,000 in the comparable period in 2002. This increase was due to higher outstanding balances, attributable wholly to accrued interest, on the convertible promissory note and the convertible line of credit promissory note. Both the Elan convertible promissory note and convertible line of credit promissory note contain interest that will be paid either in cash or common stock at Elan's option. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued to the notes. This feature resulted in interest expense of $303,000 for the second quarter of 2003, an increase of $76,000 from the second quarter of 2002, due primarily to the increase in the fair value of our common stock. To the extent the value of our common stock is at or above $3.98 per share with respect to the convertible promissory note or $3.41 per share with respect to the convertible line of credit promissory note, we will continue to incur additional interest expense each time interest is accrued on the notes.

        Other Income (Expense), net.    Other income (expense), net decreased $1.4 million to $992,000 in net income in the second quarter of 2003 from $387,000 in net expense in the comparable period in 2002. In the second quarter 2002, other expense, net consisted primarily of a decrease of $577,000 in value of the warrants to acquire Neurocrine common stock, which we earned in 2001 upon the achievement of a certain milestone, offset by the decrease in our liability to Wyeth of $202,000 associated with the warrants. This resulted in an overall net expense of $375,000 associated with these warrants. In the second quarter of 2003, other income, net consisted primarily of $1.6 million of income for the directors' and officers' insurance recovery discussed below, offset by an increase in litigation settlement expense of $462,000 related to the valuation of the warrants issued pursuant to the shareholder class action lawsuits. During the second quarter of 2003 we reached agreement with the primary carrier of our directors'and officers' liability insurance policy. Our insurance carrier has paid $1.6 million to us in settlement of the shareholder class action lawsuits.

Six Months Ended June 30, 2003 and 2002

        Revenue.    Our revenue was $3.0 million for the six months ended June 30, 2003, as compared to $1.3 for the comparable period last year. In the six months ended June 30, 2002, our revenue was primarily comprised of $1.2 million in amortization of the $7.5 million fee we received on signing of the license, research and development agreement for our collaboration with Biovail in January 2001, and $93,000 in revenue from contract research services performed under our collaboration with Biovail. In the six months ended June 30, 2003, revenue was comprised solely of the recognition of $3.0 million of deferred revenue from the Biovail agreement as described below.

        On March 28, 2003 we entered into a separation agreement with Biovail that provided for the return of our December 2000 patent for the immediate and controlled release formulation of diltiazem and termination of the 2001 exclusive license agreement with Biovail for development of the DOV compound for the treatment of angina and hypertension. As the separation agreement ends our performance obligations, we recognized the remaining deferred revenue, totaling $3.0 million as of December 31, 2002, as revenue in the first quarter of 2003. Going forward, we will not record any additional revenue from Biovail for this product candidate.

        Royalty and Licensing Expense.    In connection with the termination of the 2001 Biovail agreement and the return of the patent as described above, we agreed to a $1.0 million payment to Biovail upon signing. This payment was to obtain the patent and related clinical data from Biovail. As this product will require FDA approval prior to marketing and the patent has no alternative future use, we expensed the entire license fee. Thus in the first quarter of 2003, we recorded an expense of $1.0 million. There was no such expense in the comparable period in 2002.

        Research and Development Expense.    Research and development expense for the six months ended June 30, 2003 includes 100% of the research and development expenses of DOV Bermuda as we are now consolidating the results of DOV Bermuda effective January 1, 2003. Research and development expense increased $2.8 million to $7.4 million for the six months ended June 30, 2003 from $4.6 million for the comparable period in 2002. Approximately $2.2 million of the increase in research and development expense was attributable to increased costs associated with the clinical trials for ocinaplon and bicifadine. The remaining increase of $552,000 was primarily attributable to net increased costs related to additional clinical trials and toxicology costs for our other compounds.

        General and Administrative Expense.    General and administrative expense for the six months ended June 30, 2003 includes 100% of the research and development expenses of DOV Bermuda as we are now consolidating the results of DOV Bermuda effective January 1, 2003. General and administrative expense increased $519,000 to $2.5 million in the six months ended June 30, 2003 from $2.0 million for the comparable period in 2002. The increase was primarily attributable to increased office and related expenses of $331,000 and increased payroll related costs associated with our increase in personnel of $85,000. The increase in office and related expenses was primarily related to an increase in directors' and officers' insurance of $205,000. The increase in payroll costs was primarily attributable to an increase in salaries of $262,000 and an increase in payroll overhead of $103,000, offset by a decrease in bonuses of $244,000 and a decrease in non-cash compensation expense of $36,000.

        Loss in Investment in DOV Bermuda.    In the six months ended June 30, 2002, loss in investment in DOV Bermuda represented our 80.1% of the expenses of DOV Bermuda related to Elan's formulation work for the joint venture products and administrative expenses. As we are now consolidating the results of DOV Bermuda all such expenses are now recorded in research and development expense and general and administrative expense.

        Interest Income.    Interest income increased $155,000 to $436,000 in the six months ended June 30, 2003 from $281,000 in the comparable period in 2002. The increase was due to a shift in the investment of the initial public offering proceeds from cash and cash equivalents to marketable securities yielding higher earnings.

        Interest Expense.    Interest expense decreased $378,000 to $1.0 million in the six months ended June 30, 2003 from $1.4 million in the comparable period in 2002. Both the Elan convertible promissory note and convertible line of credit promissory note contain interest that will be paid, at Elan's option, either in cash or our common stock. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued on the notes. This feature resulted in interest expense of $473,000 for the six months ended June 30, 2003, a decrease of $419,000 from the comparable period of 2002, due primarily to the decrease in the fair value of our common stock (primarily during the first quarter of 2003). To the extent the value of our common stock is at or above $3.98 per share with respect to the convertible promissory note or $3.41 per share with respect to the convertible line of credit promissory note, we will continue to incur additional interest expense each time interest is accrued on the notes. This decrease was offset by higher interest expense recorded due to higher outstanding balances, owing to accrued interest on the convertible promissory note and the convertible line of credit promissory note.

        Other Income (Expense), net.    Other income (expense), net decreased $1.9 million to $1.1 million in net income in the six months ended June 30, 2003 from $810,000 in net expense in the comparable period in 2002. In the six months ended June 30, 2002, other expense, net consisted primarily of a decrease of $1.2 million in value of the warrants to acquire Neurocrine common stock, which we earned in 2001 upon the achievement of a certain milestone, offset by the decrease in our liability to Wyeth of $427,000 associated with the warrants. This resulted in an overall net expense of $794,000 associated with these warrants. In the six months ended June 30, 2003, other income, net consisted primarily of the $1.6 million in other income attributable to the directors' and officers' insurance recovery discussed above, offset by a decrease in the value of warrants to acquire Neurocrine common stock of $251,000 and foreign exchange losses of $29,000.

Liquidity and Capital Resources

        At June 30, 2003, our cash and cash equivalents and marketable securities totaled $54.2 million compared with $60.3 million at December 31, 2002. The decrease in cash balances at June 30, 2003 resulted primarily from the funding of our operations during the six months ended June 30, 2003. At June 30, 2003, we had working capital of $52.1 million. In addition, we raised gross proceeds of $15.0 million in July 2003, in connection with the private placement of common stock and warrants to a group of funds managed by OrbiMed Advisors, LLC.

        Net cash used in operations during the six months ended June 30, 2003 and 2002 amounted to $8.4 million and $5.8 million, respectively. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of personnel. Non-cash expenses related to stock-based compensation, interest expense and depreciation and amortization expenses were $1.6 million in the six months ended June 30, 2003 and $1.8 million in the comparable period in 2002. Net non-cash depreciation in the value of investments was $251,000 in the six months ended June 30, 2003 and $794,000 in the comparable period in 2002.

        Cash provided by financing activities was $1.3 million during the six months ended June 30, 2003 compared to $58.9 million during the six months ended June 30, 2002. The source of cash provided by financing activities during the six months ended June 30, 2003 was related to proceeds from the exercise of common stock options by employees and the exercise of warrants. The source of cash provided by financing activities for the six months ended June 30, 2002 was related solely to net proceeds from our initial public offering.

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

        In addition to the foregoing, our future capital uses and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates. Our licensees and collaborative partners, Elan, Neurocrine and Pfizer, may encounter conflicts of interest, changes in business strategy or other business issues, or they may acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance. On July 31, 2002, Elan, our partner in DOV Bermuda, announced a recovery plan that includes the divestiture of its businesses, assets and products that are no longer core. Effective January 1, 2003, Elan is no longer funding the joint venture. We are funding Elan's portion of the joint venture expenses but will also assess our options, including seeking substitute collaborative arrangements. The joint venture agreement provides, in this case, that Elan's original equity interest in the joint venture will be diluted using a formula that compares respective overall funding contributions, but giving an extra 50% dollar credit to our continued funding not matched by Elan's pro rata contribution equal to the parties' equity relationship. We are committed to pursuing the development of the joint venture product candidates, ocinaplon and bicifadine, on the present schedule. In March 2003, we and Biovail terminated our collaborative agreement, under terms, among others, that Biovail's funding ceased effective February 2003.

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

        Liabilities.    Having reached a settlement agreement with plaintiffs in the securities class action lawsuits as described above in note 8 to our financial statements included under Part I, Item 1 of this Form 10-Q, we determined that a liability related to these actions was probable and that the value was reasonably estimable. The settlement, which was approved by the court on April 16, 2003, called for a payment by us of $250,000 and the issuance of 500,000 six-year warrants exercisable at $10.00 per share. Accordingly, as of December 31, 2002, we established an estimate for the cost of the litigation settlement of $2.5 million, with $2.3 million representing our estimate of the liability for the fair value of the warrants. The warrants are now considered issued and we are no longer required to revalue the liability for the warrants. Upon issuance, we determined the fair value of the warrants at $2.2 million and recorded the warrants as stockholders' equity.

        Income taxes.    We have net deferred tax assets at June 30, 2003 that are totally offset by a valuation allowance due to our determination that the criteria for recognition have not been met. We believe that a full valuation allowance on deferred tax assets may be required if losses are reported in future periods. If, as a result of profitable operations, we determine that we are able to realize our net deferred tax assets in the future, an adjustment to the deferred tax assets will be made, increasing income (or decreasing loss) in the period in which such a determination is made.

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

Contractual Obligations and Commercial Commitments

        Future minimum payments for all contractual obligations for years subsequent to June 30, 2003, are as follows:

	Years Ended December 31,
	2003	2004	2005	Thereafter	Total
	(in thousands)
Convertible promissory note	$—	$—	$12,104	$—	$12,104
Convertible line of credit promissory note	—	—	4,024	—	4,024
Operating leases	178	180	5	—	363

Total	$178	$180	$16,133	$—	$16,491

        Rent expense incurred for office space and equipment leases amounted to $174,000 and $122,000 for the six months ended June 30, 2003 and 2002, respectively.

        Upon entering into the office lease agreement, a letter of credit in the amount of $67,000 was issued for the buildout of the office space, which expires May 31, 2005. A certificate of deposit is being held as collateral for the letter of credit, which is included in cash and cash equivalents.

        In May 1998, we licensed from Wyeth, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303 for any indication, including insomnia, pain, anxiety and depression. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth's right of first refusal. If we sublicense a compound to a third party, we are obligated to pay Wyeth 35% of all payments we receive based upon that compound. This payment drops to 25% if a new drug application has been filed by us before the sublicense grant. These payment obligations are subject to minimum royalties of 2.5% of net sales for indiplon, ocinaplon and DOV 216,303 and 4.5% of net sales for bicifadine, and minimum milestones of $2.5 million for indiplon, ocinaplon and DOV 216,303 and $5.0 million for bicifadine. Our sublicense agreement with Neurocrine is structured so that we can satisfy these minimum milestone obligations.

        On March 28, 2003, we entered into a separation agreement with Biovail that provided for the return of our December 2000 patent for the immediate and controlled release formulation of diltiazem and termination of the 2001 exclusive license agreement with Biovail for development of the DOV compound for the treatment of angina and hypertension. The separation agreement establishes contingent payments to Biovail of $3 million upon issuance of marketing authority for the drug and up to $7.5 million based upon sales.

        A standby letter of credit held by our landlord remains in affect through 2005. This letter is collateralized by a certificate of deposit included in cash and cash equivalents.

Recent Accounting Pronouncements

        In May 2003, the FASB issued Statement Number 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for two broad classes of financial instruments: (1) instruments that represent, or are indexed to, an obligation to buy back the issuer's shares, and (2) obligations that can be settled in shares, but are subject to certain conditions. SFAS 150 applies to all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after July 1, 2003. Unless new transactions are entered into, the adoption of SFAS 150 is not expected to have a material impact on our financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. As Elan's participating rights expired as of January 2003, we began to consolidate the results of DOV Bermuda as of January 1, 2003. As a result, the adoption of FIN 46 will not have a material effect on our financial position or results of operations.

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

Item 4. Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address these constraints, they inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules of the Securities and Exchange Commission, we intend to continue to review and document our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action Lawsuits

        From April 30, 2002, a number of class action lawsuits were filed naming us as defendants, certain of our officers and directors and certain of the underwriters in our April 24, 2002 initial public offering of 5,000,000 shares of our common stock. The lawsuits were based upon our alleged failure to disclose the filing of a revised registration statement and prospectus for our initial public offering reflecting changes to the 1999 financial statements of our joint venture with Elan, DOV (Bermuda), Ltd. These class actions were brought on behalf of purchasers of our common stock in or traceable to our initial public offering and sought money damages or rescission. On December 20, 2002, we entered into an agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. The settlement includes all defendants and covers as a class all those who purchased common stock of DOV in or traceable to our initial public offering through December 20, 2002 and suffered damages. We paid in the aggregate to the class members (inclusive of their attorneys' fees and costs) $250,000 and issued 500,000 six-year warrants to purchase our common stock exercisable at $10.00 per share. Upon issuance, we determined the value of these warrants at $2.2 million.

        We are not a party to any other material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

Use of Proceeds from Registered Securities

1)
The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was April, 24, 2002, and the Commission file number assigned to the registration statement is 333-81484.

(vii)
As of August 5, 2003, we have invested the net offering proceeds primarily in cash and cash equivalents, short-term money market accounts, and investment-grade securities. No payments out of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Item 4. Submission of Matters to a Vote of Security Holders

  (a)
  Our annual meeting of stockholders was held on May 30, 2003.

  (b)
  The following Class I director was elected at the annual meeting: Daniel S. Van Riper

        The following Class II and III directors continue to serve their respective terms, which expire on our annual meeting of stockholders in the year noted:

Name	Position	Term Expires
Bernard Beer, Ph.D. Zola Horovitz, Ph.D. Arnold S. Lippa, Ph.D. Patrick Ashe	Class II director Class II director Class III director Class III director	2004 2004 2005 2005

        At the 2003 annual meeting, stockholders voted on three propositions: (i) election of one Class I Director for a term of three years expiring in 2006, (ii) amendment of the 2000 Stock Option and Grant Plan to increase the total number of shares of common stock authorized under the plan to 2,192,090 from 1,692,090, and (iii) ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the Company for its fiscal year ending December 31, 2003. All matters passed. The voting results were: proposition no. (i) 9,129,433 for and 32,500 withheld; proposition no. (ii) 7,972,948 for and 1,188,985 against; and proposition no. (iii) 9,142,433 for and 19,500 against.

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

        Prior to our April 24, 2002 initial public offering of 5,000,000 shares of our common stock, there had been no public market for our common stock and an active public market for our common stock may cease at any time. Market prices for securities of biopharmaceutical companies have been particularly volatile. In particular, our stock price has experienced substantial volatility. Some of the factors that may cause the market price of our common stock to fluctuate include:

  •
  results of clinical trials conducted by us or on our behalf, or by our competitors;

  •
  business or legal developments concerning our collaborators or licensees, including Pfizer, Elan and Neurocrine;

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

        If any of the foregoing risks occur, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. In this regard, following a decline in the aftermarket trading price of our common stock in connection with our initial public offering, beginning on April 30, 2002, a number of class action lawsuits were filed naming us as defendants, certain of our officers and directors and certain of the underwriters. On December 20, 2002, we entered into an agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. Pursuant to the settlement agreement, we have paid in the aggregate to the class members (inclusive of their attorneys' fees and costs) $250,000 and issued them 500,000 six-year warrants to purchase our common stock exercisable at $10.00 per share. As of June 2, 2003, we determined the value of these warrants at $2.2 million.

We have incurred losses since our inception and expect to incur significant losses for the foreseeable future, and we may never reach profitability.

        Since our inception in April 1995 through June 30, 2003, we have incurred significant operating losses and, as of June 30, 2003, we had an accumulated deficit of $48 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

        Our efforts to develop, obtain regulatory approval for and commercialize our existing and any future product candidates depend in part upon the performance of our licensees and collaborative partners. Currently, we have license and collaborative agreements with Elan, Neurocrine, Pfizer and Wyeth. Neurocrine has recently entered into a development and commercialization agreement with Pfizer involving a further sublicense under our agreement with Neurocrine. In connection with certain of these agreements, we have granted certain rights, including development and marketing rights and rights to defend and enforce our intellectual property. We do not have day-to-day control over the activities of our licensees or collaborative partners and cannot assure you that they will fulfill their obligations to us, including their development and commercialization responsibilities in respect of our product candidates. We also cannot assure you that our licensees or collaborators will properly maintain or defend our intellectual property rights or that they will not utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Further, we cannot assure you that our licensees or collaborators will not encounter conflicts of interest, changes in business strategy or other business issues, or that they will not acquire or develop rights to competing products, all of which could adversely affect their willingness or ability to fulfill their obligations to us.

        On July 31, 2002, Elan, our partner in DOV Bermuda, announced a recovery plan that includes the divestiture of its businesses, assets and products that are no longer core. Effective January 1, 2003, Elan is no longer funding its pro rata portion of the joint venture expenses. We intend to continue to fund Elan's portion of the joint venture expenses, but will also assess our options, including seeking substitute collaborative arrangements. Whatever the outcome of the foregoing, we are committed to pursuing the development of the joint venture product candidates, bicifadine and ocinaplon, on the present schedule. In March 2003, we and Biovail terminated our collaboration for DOV diltiazem. If we so request, Biovail has agreed to carry out, at customary rates payable by us, our next scheduled Phase I clinical trial of DOV diltiazem.

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

        Our existing license and collaborative agreements contain covenants that restrict our product development or future business efforts and have involved, among other things, the issuance of debt and equity securities, certain limitations on our ability to license our product candidates to third parties and restrictions on our ability to compete. Because of these restrictive covenants, if our licensees or collaborators fail to fulfill their obligations to us or we are otherwise not able to maintain these relationships, we cannot assure you that we will be able to enter into alternative arrangements or assume the development of these product candidates ourselves. This would significantly affect our ability to commercialize our product candidates. Further, we cannot assure you, even if alternative arrangements are available to us, that they will be any less restrictive on our business activities.

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

        We do not have any sales, marketing or distribution capabilities. In order to commercialize our product candidates, if any are approved, we must either acquire or internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services for us. If we obtain FDA approval for our existing product candidates, we intend to rely on relationships with one or more pharmaceutical companies or other third parties with established distribution systems and direct sales forces to market our product candidates. If we decide to market any of our product candidates directly, we must either acquire or internally develop a marketing and sales force with technical expertise and with supporting distribution capabilities. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel, and negatively impact our product development efforts. Moreover, we may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent we enter into co-promotion or other licensing agreements without, or do not exercise, co-promotion rights, our product revenues are likely to be lower than if we directly marketed and sold our product candidates, and any revenue we receive will depend upon the efforts of third parties, which may not be successful.

If we cannot raise additional funding, we may be unable to complete development of our product candidates.

        At June 30, 2003, we had cash and cash equivalents and marketable securities of $54.2 million. In addition, we raised gross proceeds of $15.0 million in July 2003, in connection with the private placement of common stock and warrants to a group of funds managed by OrbiMed Advisors, LLC. We currently have no commitments or arrangements for any financing. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least the end of 2004. We believe that we may require additional funding after that time to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses, and to pursue regulatory approvals for our product candidates. Lack of funding could adversely affect our ability to pursue our business. We cannot assure you that financing will be available when needed on terms acceptable to us, if at all. We may continue to seek additional capital through public or private financing or collaborative agreements. If adequate funds are not available, we may be required to curtail significantly or eliminate one or more of our product development programs.

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

        A number of patents that we licensed from Wyeth have expired, including the patent that provides protection for the use of DOV 216,303 for the treatment of depression and the use of bicifadine for the treatment of pain. In addition, our patent covering ocinaplon expired in June 2003. Patents protecting intermediates useful in the manufacture of ocinaplon are due to expire in 2007. The numerous patent applications pending and others in preparation covering our compounds, even if approved, may not afford us adequate protection against generic versions of our product candidates or other competitive products. In the event we achieve regulatory approval to market any of our product candidates, including bicifadine, DOV 216,303 or ocinaplon, and we are unable to obtain adequate patent protection for the ultimate marketed product, we will be required to rely to a greater extent on the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity. The Hatch-Waxman Act generally provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting filing of an abbreviated new drug application, or ANDA, by a generic competitor for up to five years after the drug is first approved. The Hatch-Waxman Act, however, also accelerates the approval process for generic competitors using the same active ingredients once the period of statutory exclusivity has expired. It may also in practice encourage more aggressive legal challenges to the patents protecting approved drugs. In addition, because some of our patents have expired, third parties may develop competing product candidates using our product compounds and if they obtain regulatory approval for those products before we do, we would be barred from seeking an ANDA for those products under the Hatch-Waxman Act for the applicable statutory exclusivity period.

We intend to pursue a rapid growth strategy, which could give rise to difficulties in managing and successfully implementing such growth.

        Our company was formed in April 1995 and, consequently, we have a limited operating history. As of July 2, 2003, we employed 33 full-time employees and one part-time employee, and we have numerous product candidates in various stages of development. We intend to pursue a strategy of growth, both with regard to infrastructure and personnel, and will seek to aggressively develop our current product candidates and to acquire new product candidates. In the event of rapid growth in our operations, we will need to hire additional personnel, some of whom, due to the specialized scientific and technical nature of our business, must possess advanced degrees, be highly skilled and have many years of experience. We may be unable to attract and retain the necessary qualified personnel, or such personnel may not be available when needed, to successfully meet our growth needs. We cannot assure you that we will be able to obtain the personnel needed to achieve such growth or that we will be able to obtain and maintain all regulatory approvals or employ the best personnel to ensure compliance with all applicable laws, regulations and licensing requirements that may be necessary as a result of such growth.

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

        The pharmaceutical industry is highly competitive and marked by a number of established, large pharmaceutical companies, as well as smaller emerging companies, whose activities are directly focused on our target markets and areas of expertise. We face and will continue to face competition in the discovery, in-licensing, development and commercialization of our product candidates, which could severely impact our ability to generate revenue or achieve significant market acceptance of our product candidates. Furthermore, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates or technologies obsolete or noncompetitive. We are focused on developing product candidates for the treatment of central nervous system and other disorders, including cardiovascular and urological, that involve alterations in neuronal processing, and we have a number of competitors. If one or more of their products or programs are successful, the market for our product candidates may be reduced or eliminated. Compared to us, many of our competitors and potential competitors have substantially greater:

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

  •
  our ability to qualify for the market exclusivity available under the Hatch-Waxman Act;

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

        Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Accordingly, we, either alone or together with our collaborators or licensees, intend to seek and enhance patent protection for our proprietary technologies and product candidates. The risk exists, however, that these patents may be unobtainable and that the breadth of the claims in a patent, if obtained, may not provide adequate protection of our, or our collaborators' or licensees', proprietary technologies or product candidates. We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our collaborators, licensees, employees and consultants. We also have confidentiality and invention or patent assignment agreements with our employees and some of, but not all, our collaborators and consultants. If our employees, collaborators or consultants breach these agreements, we may not have adequate remedies for any such breach, and our trade secrets may otherwise become known to or independently discovered by our competitors. In addition, although we own or otherwise have certain rights to a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents or the patents of our collaborators or licensees. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents, or the patents of our collaborators or licensees, or that challenges will result in elimination of patent claims and therefore limitations of coverage. Moreover, competitors may infringe our patents, the patents of our collaborators or licensees, or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may be required to file infringement claims, which are expensive and time-consuming. Competitors may obtain regulatory approval for such of our compounds lacking patent protection, and thus gain five-year market exclusivity under Hatch-Waxman ahead of us. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the ground that our patents do not cover its technology. In addition, interference proceedings brought by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensees. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. We cannot assure you that we, or our collaborators or licensees, will be able to prevent misappropriation of our respective proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

Resignation of Senior Vice President, Drug Development

        On August 4, 2003, Dr. Laurence Meyerson, our Senior Vice President, Drug Development, who held this position since September 2002, resigned. Dr. Meyerson will be available to us for consulting services for up to three months. Pending his replacement, Dr. Meyerson's chief duties will be assumed by Dr. Beer, our President, to whom he reported.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

          The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit No.
31.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc. pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K.

        We filed a current report on Form 8-K on May 20, 2003 reporting information under Item 7 and Item 9.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOV PHARMACEUTICAL, INC.
Date: August 14, 2003	By:	/s/ ARNOLD S. LIPPA Name: Arnold S. Lippa Title: Chief Executive Officer and Secretary
DOV PHARMACEUTICAL, INC.
	By:	/s/ BARBARA G. DUNCAN Name: Barbara G. Duncan Title: Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc. pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Special Note Regarding Forward-Looking Statements
PART I—FINANCIAL INFORMATION
DOV PHARMACEUTICAL, INC. CONSOLIDATED BALANCE SHEETS
DOV PHARMACEUTICAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
DOV PHARMACEUTICAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
DOV PHARMACEUTICAL, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
Risks Related to Our Business
Risks Related to our Industry
SIGNATURES
EXHIBIT INDEX