Form 10-Q
period 2003-09-30
DOV PHARMACEUTICAL INC
filed 2003-11-14
CIK 1066833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ___________________

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

On November 4, 2003, there were outstanding 16,431,965 shares of our common stock, par value $0.0001 per share, and 354,643 shares of series B nonvoting preferred stock, par value $1.00 per share, which shares are convertible at any time upon the vote of the holders of 75% or more of such shares outstanding into 574,521 shares of our common stock.

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended September 30, 2003

Special Note Regarding Forward-Looking Statements

        This Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: may, will, should, expect, intend, plan, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors currently known by us about which we cannot be certain. Actual results or events may differ and may differ materially from our forward-looking statements as a result of many factors, some of which we will surely not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

  demonstrate the safety and efficacy of our product candidates at each stage of development;
  meet our development schedule for our product candidates, including with respect to clinical trial initiation, enrollment and completion;
  meet applicable regulatory standards and receive required regulatory approvals on our anticipated time schedule or at all;
  meet obligations and achieve milestones under our license and other agreements;
  obtain and maintain collaborations as required with pharmaceutical partners;
  obtain substantial additional funds;
  obtain and maintain all necessary patents, license and other intellectual property rights; and

  produce drug candidates in commercial quantities at reasonable cost and compete successfully against other products and companies.

        You should refer to the “Part II—Other Information” section of this report under the subheading “Item 5. Other Information – Risk Factors and Factors Affecting Forward-Looking Statements” for a detailed discussion of some of the factors that may cause our actual results to differ materially from our forward-looking statements. You should also refer to the risks discussed in our other filings with the Securities and Exchange Commission, including those contained in our Annual Report on Form 10-K. We qualify all our forward-looking statements by these cautionary statements. There may also be other factors that may materially affect our forward-looking statements and our future results. As a result of the foregoing, readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation and do not intend to update any forward-looking statement.

PART I – FINANCIAL INFORMATION

Item I. Financial Statements

DOV PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,859,573	$31,045,440
Accounts receivable	47,289	--
Marketable securities - short-term	21,446,821	32,646,368
Investments	1,609,961	--
Receivable from DOV Bermuda	3,040,379	--
Prepaid expenses and other current assets	710,880	1,252,308

Total current assets	64,714,903	64,944,116
Marketable securities - long-term	1,039,230	--
Property and equipment, net	338,500	374,525
Deferred charges, net	57,814	156,323

Total assets	$66,150,447	$65,474,964

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,906,923	$2,474,380
Accrued expenses	3,839,331	1,282,576
Deferred revenue--current	1,979,167	--
Accumulated loss in excess of investment in DOV Bermuda	2,875,763	--

Total current liabilities	10,601,184	3,756,956

Deferred revenue--noncurrent	989,583	--
Convertible promissory note	10,506,257	11,064,271
Convertible line of credit promissory note	3,294,064	3,545,108
Commitments and contingencies
Stockholders' equity:
Preferred stock--series B, $1.00 par value, 354,643 shares
authorized, issued and outstanding at December 31, 2002 and
September 30, 2003	354,643	354,643
Common stock, $.0001 par value, 60,000,000 shares authorized,
14,414,038 issued and outstanding at December 31, 2002 and
16,380,476 issued and outstanding at September 30, 2003	1,441	1,638
Additional paid-in capital	81,523,234	102,256,218
Accumulated other comprehensive loss	(179,091)	(21,382)
Accumulated deficit	(40,665,135)	(55,409,705)
Unearned compensation	(275,733)	(72,783)

Total stockholders' equity	40,759,359	47,108,629

Total liabilities and stockholders' equity	$66,150,447	$65,474,964

        The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Revenue	$503,899	$--	$1,847,553	$2,968,750
Operating expenses:
Royalty and licensing expense	--	--	--	1,000,000
General and administrative expense	807,581	1,480,009	2,793,466	3,985,026
Research and development expense	2,628,143	5,146,689	7,229,931	12,513,114

Loss from operations	(2,931,825)	(6,626,698)	(8,175,844)	(14,529,390)
Loss in investment in DOV Bermuda	(150,533)	--	(659,188)	--
Interest income	319,250	243,195	600,222	678,800
Interest expense	(263,162)	(1,015,668)	(1,647,960)	(2,022,185)
Other income (expense), net	421,943	520	(388,029)	1,128,205

Net loss	$(2,604,327)	$(7,398,651)	$(10,270,799)	$(14,744,570)

Basic and diluted net loss per share	$(0.18)	$(0.45)	$(0.98)	$(0.97)

Weighted average shares used in computing basic and diluted net loss per share	14,414,038	16,322,794	10,438,737	15,165,913

        The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2003
	(Unaudited)
Cash flows from operating activities
Net loss	$(10,270,799)	$(14,744,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss in investment in DOV Bermuda	659,188	--
Decrease in non-cash litigation settlement expense	--	(42,651)
Net depreciation in investments and marketable securities	349,608	250,782
Net loss on sale of investments	--	8,839
Non-cash interest expense	1,647,284	2,019,879
Depreciation	68,565	119,977
Amortization of deferred charges	18,803	65,558
Non-cash compensation charges	594,721	257,380
Warrants, options and common stock issued for services	96,266	747,619
Changes in operating assets and liabilities:
Receivable from DOV Bermuda (Elan Portion)	(640,516)	184,122
Accounts receivable	131,536	47,289
Prepaid expenses and other current assets	(555,150)	(541,428)
Accounts payable	246,354	574,721
Accrued expenses	191,634	241,525
Deferred revenue	(1,744,791)	(2,968,750)

Net cash used in operating activities	(9,207,297)	(13,779,708)

Cash flows from investing activities
Investments in DOV Bermuda, net of cash received	(668,405)	--
Purchases of marketable securities	(16,141,878)	(26,098,771)
Sales of marketable securities	6,250,000	16,096,160
Sales of investments	--	786,854
Purchases of property and equipment	(169,818)	(156,002)

Net cash used in investing activities	(10,730,101)	(9,371,759)

Cash flows from financing activities
Net proceeds from sale of common stock	58,977,142	14,753,248
Repayment of notes payable	(934)	--
Proceeds from options and warrants exercised	--	1,575,150

Net cash provided by financing activities	58,976,208	16,328,398

Net increase (decrease) in cash and cash equivalents	39,038,810	(6,823,069)
Cash and cash equivalents, beginning of period	13,652,334	37,868,509

Cash and cash equivalents, end of period	$52,691,144	$31,045,440

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

2. Significant Accounting Policies

Basis of Presentation

        The financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

        The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2002, included in our Annual Report on Form 10-K filed with the SEC.

        In January 1999, the Company and Elan Corporation, plc (“Elan”) established a joint venture and formed DOV (Bermuda), Ltd. formerly known as DOV Newco, Ltd. a holding company and Bermuda exempted limited company (“DOV Bermuda”), and Nascime Limited, an operating subsidiary based in Ireland, to develop controlled release formulations of bicifadine and ocinaplon. While the Company originally owned 80.1% of the outstanding capital stock of DOV Bermuda and Elan owned 19.9%, through its wholly-owned subsidiary Elan Pharmaceutical Investments II, Ltd., as of December 31, 2002, Elan had retained significant minority rights that were considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16 “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” Accordingly, as of December 31, 2002, the Company did not consolidate the financial statements of DOV Bermuda, but instead accounted for its investment in DOV Bermuda under the equity method of accounting. As such, the Company recorded its 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development expense incurred by the Company on behalf of DOV Bermuda and as Loss in Investment in DOV Bermuda for the Company’s 80.1% interest in the remaining loss of DOV Bermuda prior to December 31, 2002. As Elan’s rights to participate in the management of the joint venture expired as of January 2003, the Company began to consolidate the results of DOV Bermuda as of January 1, 2003.  If the Company had consolidated the results of DOV Bermuda as of January 1, 2002, pro forma consolidated revenue, net loss and net loss per share for the nine months ended September 30, 2002 would have been substantially the same, namely, $1.8 million, $10.3 million and $0.98, respectively.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported assets, liabilities, revenues, earnings, financial position and various disclosures. Actual results could differ from those estimates.

Deferred Charges

        Deferred charges are comprised of issuance costs for the convertible promissory note and the convertible line of credit promissory note and are being amortized over the six-year term of the instruments, ending in January 2005, and the issuance in March 2003 of 75,000 warrants to Elan International Services, Ltd. (EIS), a wholly owned subsidiary of Elan, in connection with  the amendment of the convertible promissory note, as discussed in Note 6, that is being amortized over the remaining term of the note.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Net loss	$(2,604,327)	$(7,398,651)	$(10,270,799)	$(14,744,570)

Basic and diluted:
Weighted -average shares used in computing basic and diluted net loss per share	14,414,038	16,322,794	10,438,737	15,165,913

Basic and diluted net loss per share	$(0.18)	$(0.45)	$(0.98)	$(0.97)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Convertible preferred stock	574,521	574,521	574,521	574,521
Convertible exchangeable promissory note	2,595,129	2,779,968	2,595,129	2,779,968
Convertible promissory note	943,013	1,039,621	943,013	1,039,621
Options	2,961,180	2,671,501	2,961,180	2,671,501
Warrants	551,312	1,486,935	551,312	1,486,935

	7,625,155	8,552,546	7,625,155	8,552,546

Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Net loss	$(2,604,327)	$(7,398,651)	$(10,270,799)	$(14,744,570)
Reclassification for losses included in net loss	--	5,354	--	182,534
Net unrealized losses on marketable securities	(26,310)	(24,260)	(26,310)	(24,646)

Comprehensive loss	$(2,630,637)	$(7,417,557)	$(10,297,109)	$(14,586,682)

Other Income (Expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Directors' and officers' insurance recovery	$--	$--	$--	$1,556,000
Increase (decrease) in value of warrants to acquire
Neurocrine stock	444,215	--	(349,608)	(250,759)
Decrease (increase) in value of warrants related to
shareholder class action lawsuit	--	--	--	42,651
Other income (expense), net	(22,272)	520	(38,421)	(219,687)

Other income (expense), net	$421,943	$520	$(388,029)	$1,128,205

Stock-Based Compensation

        The Company accounts for stock-based compensation expense for options granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The expense for options granted to non-employees has been determined in accordance with SFAS 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Unearned compensation expense is being amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 on an accelerated basis over the vesting period.

        If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123 (described below), the effect on the Company’s net loss would be as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Net loss as reported	$(2,604,327)	$(7,398,651)	$(10,270,799)	$(14,744,570)
Add: total stock-based employee compensation expense determined under APB No. 25	281,103	42,889	594,721	257,380
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(401,983)	(433,764)	(944,273)	(1,150,074)

Pro forma	$(2,725,207)	$(7,789,526)	$(10,620,351)	$(15,637,264)

Basic and diluted net loss per share:
As reported	$(0.18)	$(0.45)	$(0.98)	$(0.97)
Pro forma	$(0.19)	$(0.48)	$(1.02)	$(1.03)

        For purposes of the computation of the pro forma effects on the net loss above, the fair value of each employee option is estimated using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Risk-free interest rate	3.90%-4.85%	3.74%-4.31%	3.90%-5.44%	3.46%-4.31%
Expected lives	10 years	10 years	10 years	10 years
Expected dividends	None	None	None	None
Expected volatility	84.90%-91.08%	76.58%-78.00%	0%-115.10%	76.58%-87.41%

Concentration of Credit Risk

        Cash and cash equivalents are invested in deposits with significant financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $17.2 million of the Company’s cash balance was uncollateralized at September 30, 2003.

Recent Accounting Pronouncements

        In May 2003, the FASB issued Statement Number 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for two broad classes of financial instruments: (1) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, and (2) obligations that can be settled in shares, but are subject to certain conditions. SFAS 150 is generally effective to all financial instruments created or modified after May 31, 2003, and generally to other instruments at the beginning of the first interim period beginning after July 1, 2003. Unless new transactions are entered into, the adoption of SFAS 150 is not expected to have a material impact on the Company’s financial statements.

        In January 2003, FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. As the Company’s participating rights with Elan expired as of January 2003, the Company began to consolidate the results of the joint venture entity DOV Bermuda as of January 1, 2003. As a result, with respect to the joint venture, the adoption of FIN 46 is not expected to have a material effect on the Company’s financial position or results of operations.

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The Company will be required to adopt this provision for revenue arrangements entered into on or after June 15, 2003. Unless new transactions are entered into, the adoption of EITF 00-21 will not have a material impact on the Company’s financial position or results of operations.

3. Research and Development Expense

        Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead. Certain research and development expenses incurred on behalf of DOV Bermuda are billed to DOV

Bermuda under a joint development and operating agreement. Historically, payments received from DOV Bermuda that reflect Elan’s 19.9% interest in the work performed by the Company for DOV Bermuda were recorded as a reduction in research and development expense. Effective January 1, 2003, Elan is no longer funding its pro rata share of DOV Bermuda expenses. Beginning January 1, 2003, the Company is consolidating DOV Bermuda and recording 100% of the research and development costs of DOV Bermuda.

        The following represents a detail of amounts included in research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
Payroll related and associated overhead	$1,273,911	$1,382,017	$3,254,851	$3,755,552
Clinical and preclinical trial costs	1,315,268	3,165,067	3,853,800	7,944,145
Professional fees	38,964	599,605	121,280	813,417

Total research and development expense	$2,628,143	$5,146,689	$7,229,931	$12,513,114

Research and development attributable to DOV Bermuda	$1,379,807	--	$4,662,840	--
Other research and development	1,248,336	--	2,567,091	--

Total research and development expense	$2,628,143	--	$7,229,931	--

4. DOV Bermuda

        The summarized results of operations of DOV Bermuda for the three and nine months ended September 30, 2002 are as follows:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
	(Unaudited)
Research and development expense	$2,187,083	$7,235,617

Operating loss	$2,194,237	$7,253,456

Net loss	$2,194,237	$7,253,433

5. Marketable Securities and Investments

                 At September 30, 2003, the Company held securities, classified as available-for-sale, with a market value of $32.6 million. These securities consist primarily of corporate debt securities and government and federal agency bonds. The Company also had short-term investments in municipal bonds, money market, negotiable certificates of deposits and auction rate paper, with maturity dates of three months or less when purchased, as a component of cash and cash equivalents, of $9.6 million. The Company does not purchase financial instruments for trading or speculative purposes.

6. Equity Transactions

        On March 24, 2003, the Company and Elan agreed to eliminate the exchange feature of the instrument previously referred to as the convertible exchangeable promissory note. The exchange right had previously given Elan the ability to exchange, at any time during the term of the note, the principal portion of the note into an equal ownership position with the Company in DOV Bermuda. All other significant terms of the note, which includes the right to convert the principal and accrued interest at any time into shares of the Company’s common stock at $3.98 per share until the expiration of the note in January 2005, remain the same. In connection with this amendment to the note, the Company issued to Elan International Services, Ltd. (“EIS”), a wholly-owned subsidiary of Elan, warrants to purchase 75,000 shares of DOV common stock with a strike price of $10.00 per share and with an expiration date of January 21, 2006. As of March 24, 2003, the Company determined the fair value of the warrants at $164,000, which was capitalized and will be amortized over the remaining term of the note.

        On July 2, 2003, the Company concluded a private placement of 1,428,571 shares of its common stock and three year warrants to purchase an aggregate of 392,857 shares of the Company’s common stock at an exercise price of $16.00 per share to a group of funds managed by OrbiMed Advisors, LLC, for gross proceeds of $15.0 million. The investors also received the right to nominate a director to the Company’s board of directors within six months.

        As of September 30, 2003, the Company has 6,550,357 shares of authorized and unissued undesignated preferred stock with a par value of $1.00.

7. Biovail License

        On March 28, 2003, the Company entered into a separation agreement with Biovail that provided for the return of the Company’s December 2000 patent for the immediate and controlled release of diltiazem and termination of the 2001 exclusive license agreement with Biovail for development of the DOV compound for the treatment of angina and hypertension. In consideration of the termination of the 2001 agreement and the return of the patent, DOV agreed to a $1.0 million payment to Biovail upon signing, and contingent payments to Biovail of $3.0 million upon receipt of marketing authorization for the drug and up to a maximum of $7.5 million based upon sales. The Company recorded a charge for the $1.0 million signing payment in the first quarter of 2003. This payment was to obtain the patent and related clinical data from Biovail. As this product will require FDA approval prior to marketing and the patent has no alternative future use, the Company expensed the entire license fee. As the separation agreement ends DOV’s performance obligations, the agreement also resulted in the recognition in the first quarter of the remaining deferred revenue, totaling approximately $3.0 million as of December 31, 2002, of the original $7.5 million license fee paid to DOV. In addition, as a result of the separation agreement, Biovail and DOV also agreed to release all claims.

8. Recent Litigation Developments

        From April 30, 2002, a number of class action lawsuits were filed naming as defendants the Company, certain of the Company’s officers and directors and certain of the underwriters in the Company’s April 24, 2002 initial public offering of 5,000,000 shares of its common stock. The lawsuits were based upon the Company’s alleged failure to disclose the filing of a revised registration statement and prospectus for the Company’s initial public offering reflecting changes to the 1999 financial statements of the Company’s joint venture with Elan, DOV (Bermuda), Ltd. These class actions were brought on behalf of purchasers of the Company’s common stock in or traceable to the Company’s initial public offering and sought money damages or rescission. On December 20, 2002, the Company entered into an agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. The settlement includes all defendants and covers as a class all those who purchased common stock of the Company in or traceable to the Company’s initial public offering through December 20, 2002 and suffered damages. The Company paid in the aggregate to the class members (inclusive of their attorneys’ fees and costs) $250,000 and issued 500,000 six-year warrants to purchase common stock exercisable at $10.00 per share. As of June 2, 2003 (the issuance date), the Company determined the value of these warrants at $2.2 million and recorded the warrants as stockholders’ equity.

        Based on the terms of the settlement agreement, the Company determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, as of December 31, 2002, the Company established an estimate for the cost of the litigation settlement of $2.5 million, respectively, with $2.3 million representing the Company’s estimate of the liability for the fair value of the warrants. The Company recorded the issuance of the 500,000 warrants as stockholders’ equity in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

        In connection with the securities class action lawsuits described above, the Company’s providers of primary and excess liability insurance for directors and officers, D&O, have asserted that the policy binders they issued in connection with the Company’s initial public offering were not effective because, among other reasons, the carriers claim that they never approved the documentation provided with the policy application, including the final registration statement, and the carriers’ claim that such approval is a prerequisite to their policies’ effectiveness. The Company strongly disagreed with their positions, advised the carriers that the Company intended to hold them to their original binder terms as the Company vigorously pursued resolution of these matters, and initiated arbitration against the primary D&O carrier. The Company reached agreement with the excess D&O carrier that for claims other than the securities class action lawsuits described above, the excess D&O policy will remain in place, effective for losses in excess of $10.3 million. In April 2003, prior to commencement of arbitration, the Company and the primary carrier reached a settlement. Under the settlement terms, the carrier paid the Company approximately $1.6 million.

        The carrier also issued a D&O policy, including entity coverage, for three years at a fixed rate that the Company believes is competitive. While the carrier retains the right to reprice the policy premium upon the second policy anniversary if there is further claim experience, any repricing not acceptable to the Company will relieve it of its obligation to keep the policy in force. The Company has also been issued D&O insurance by the original excess carrier for excess insurance. The insurance recovery was recorded in the second quarter of 2003 as other income.

9. Subsequent Event

        On October 2, 2003, the FDA placed the start of the Company’s Phase III pivotal clinical trial of ocinaplon, its anti-anxiety product candidate, on hold and requested that the Company produce additional safety information. The Company intends to diligently assemble the necessary information in accordance with FDA comments and communicate further with the FDA as soon as reasonably practicable.

        On October 21, 2003, the Company entered into a agreement with Elan to acquire 100% ownership of Nascime Limited, the joint venture’s operating company, formed by Elan and the Company in 1999 to develop controlled release formulations of bicifadine and ocinaplon. In connection with the acquisition, the Company paid $5.0 million to a subsidiary of Elan in respect of its 17% equity stake in the joint venture. Elan granted to the operating company a non-exclusive, royalty free, perpetual, worldwide license to make and sell the two product candidates in controlled release formulations using the Elan intellectual property licensed to the joint venture, including that developed during the venture. In connection with the license grant, Elan will be entitled to receive up to an aggregate of $3.0 million when the products are licensed or come to market. This acquisition ends Elan’s involvement in the nearly five-year joint venture established to develop controlled release formulations of bicifadine and ocinaplon.

        In connection with the termination of the Company’s joint venture with Elan, Elan and the Company agreed to amend or terminate, as applicable, certain of the original joint venture agreements to, among other things, eliminate the requirement that the Company obtain Elan’s consent prior to a sale by the Company of all or any material portion of the Company’s assets and to eliminate Elan’s right to terminate the Elan license agreement upon certain change of control events.

        The acquisition by the Company of Nascime Limited and the product candidates, bicifadine and ocinaplon, relate to early stage technology that, in the opinion of the Company’s management, has not yet reached technological feasibility, as the products will ultimately require regulatory approval prior to commercialization. In that regard, the Company’s management anticipates that the majority of the $5.0 million purchase price, if not the entire amount, will be expensed as in-process research and development in the fourth quarter of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of our results of operations and financial condition together with our unaudited financial statements and related notes contained elsewhere in this report.

Overview

        We are focused on the discovery, in-licensing, development and commercialization of novel drug candidates for the treatment of central nervous system and other disorders, including cardiovascular and urological, that involve alterations in neuronal processing. In 1998, we licensed four of our product candidates from Wyeth: indiplon, for the treatment of insomnia, bicifadine, for the treatment of pain, ocinaplon, for the treatment of anxiety, and DOV 216,303, for the treatment of depression. We sublicensed indiplon to Neurocrine in 1998 in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine has recently entered into a development and commercialization agreement with Pfizer for indiplon. Prior to October 21, 2003, we were developing bicifadine and ocinaplon through DOV Bermuda, our joint venture with Elan. On October 21, 2003 we acquired 100% of the equity of the joint venture’s operating subsidiary, Nascime, thereby acquiring all of the intellectual property related to bicifadine and ocinaplon. Through January 2003, DOV diltiazem was being developed through our collaboration with Biovail, which we entered into in January 2001. On March 28, 2003, we entered into a separation agreement with Biovail that provided for the return of our December 2000 patent for the immediate and controlled release formulation of diltiazem and termination of the 2001 exclusive license agreement with Biovail for development of the DOV compound for the treatment of angina and hypertension.

        Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of September 30, 2003, we had an accumulated deficit of $55.4 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

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

        We expect research and development expense to increase substantially in the foreseeable future. We expect that a large percentage of this will be incurred in support of our clinical trial programs and toxicology studies for bicifadine, ocinaplon, DOV 216,303, DOV 21,947 and DOV diltiazem, as well as product candidates in our preclinical program if they progress into clinical trials. DOV 51,892 and DOV 102,677, currently in our preclinical program, have been designated as clinical candidates and we therefore expect to incur additional expenditures on these two product candidates in 2004.

        In January 1999, we entered into a joint venture with Elan. As part of the transaction, we formed DOV Bermuda to develop controlled release formulations of bicifadine and ocinaplon. As of January 1, 2003, we owned 80.1% of the outstanding common stock of DOV Bermuda. However, Elan had retained significant minority investor rights that were treated as “participating rights” as defined in Emerging Issues Task Force Consensus, or EITF, No. 96-16 “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” Therefore, prior to December 31, 2002, we did not consolidate the financial statements of DOV Bermuda, but instead accounted for our investment in DOV Bermuda under the equity method of accounting. We recorded our 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development expense incurred by us on behalf of DOV Bermuda and as Loss in Investment in DOV Bermuda for our 80.1% interest in the remaining loss of DOV Bermuda, including that attributable to research and development expense of Elan. As Elan’s rights to participate in the management of the joint venture expired as of January 2003, we have consolidated 100% of the results of DOV Bermuda as of January 1, 2003. Additionally, since Elan has informed us that they are no longer funding DOV Bermuda, we are recording 100% of the loss of DOV Bermuda effective January 1, 2003. After funding the first and second quarter of 2003 loss, our equity interest increased to 83.0% from 80.1%.

        On October 21, 2003, we acquired from Elan 100% ownership of Nascime Limited, the joint venture’s operating subsidiary, and the product candidates, bicifadine and ocenaplon including all respective intellectual property, ending our nearly five-year joint venture with Elan. We are determined to pursue the further development of controlled release formulations of these product candidates. In connection with the acquisition, we paid $5.0 million to a subsidiary of Elan in respect of its 17% equity stake in the joint venture. Elan granted to the operating company a non-exclusive, royalty free, perpetual, worldwide license to make and sell the two product candidates in controlled release formulations using the Elan intellectual property licensed to the joint venture, including that developed during the venture. In connection with the license grant, Elan will be entitled to receive up to an aggregate of $3.0 million when the products are licensed or come to market. The acquisition by us of Nascime Limited and the product candidates, bicifadine and ocinaplon, relate to early stage technology that, in our opinion, has not yet reached technological feasibility, as the products will ultimately require regulatory approval prior to commercialization. In that regard, we anticipate that the majority of the $5.0 million purchase price, if not the entire amount, will be expensed as in-process research and development in the fourth quarter of 2003. DOV Bermuda, the joint venture holding company, will remain in existence and the results of DOV Bermuda will continue to be consolidated. However, as a result of the acquisition of 100% of Nascime Limited, DOV Bermuda is not expected to incur additional research and development expenses and virtually no assets will remain within the entity.

        In 1999, Elan loaned us $8.0 million in the form of a 7% convertible promissory note to fund our investment in DOV Bermuda. Elan has the right to convert the outstanding principal amount of this note at any time, together with accrued unpaid interest, into shares of our common stock at $3.98 per share. Prior to our March 24, 2003 agreement with Elan, it could have exchanged the principal portion of the note for an additional equity interest in DOV Bermuda such that our equity interests would be equal. Through March 24, 2003, we have accounted for this exchange feature in accordance with EITF 86-28 “Accounting Implications of Indexed Debt Instruments.” This requires us to record an additional liability for this feature if the value of the interest Elan can obtain in the joint venture is more than the principal amount of the note. Since we issued this note to Elan, this feature has not resulted in any additional interest expense and, as described below, in March 2003, the exchange feature of the note was eliminated. To the extent Elan has not converted the note, the unpaid principal and accrued interest are due and payable on January 20, 2005.

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

        On October 2, 2003, the FDA placed the start of our Phase III pivotal clinical trial of ocinaplon, our anti-anxiety product candidate, on hold and requested that we produce additional safety information. We intend to diligently assemble the necessary information in accordance with FDA comments and communicate further with the FDA as soon as reasonably practicable. We cannot assure you that we will be able to provide the necessary information requested by the FDA, or that any information we do provide will be satisfactory to the FDA, or that the FDA will release the hold placed by it on the commencement of our Phase III pivotal clinical trial of ocinaplon.

Results of Operations

Three Months Ended September 30, 2003 and 2002

        Revenue. We recorded no revenue in the third quarter of 2003. Our revenue of $504,000 for the comparable period last year was comprised almost exclusively of $495,000 in amortization of the $7.5 million fee we received on signing of the license, research and development agreement for our collaboration with Biovail in January 2001.

        Research and Development Expense. Research and development expense for the third quarter of 2003 includes 100% of the research and development expenses of DOV Bermuda as we are now consolidating the results of DOV Bermuda effective January 1, 2003. Research and development expense increased $2.5 million to $5.1 million for the third quarter 2003 from $2.6 million for the comparable period in 2002. Approximately $2.3 million of the increase in research and development expense was attributable to increased costs associated with the clinical trials and toxicology costs for ocinaplon and bicifadine. The remaining increase of $200,000 was primarily attributable to increased costs related to clinical trials and toxicology costs for our other products.

        General and Administrative Expense. General and administrative expense for the third quarter of 2003 includes 100% of the general and administrative expenses of DOV Bermuda as we are now consolidating the results of DOV Bermuda effective January 1, 2003. General and administrative expense increased $672,000 to $1.5 million in the third quarter 2003 from $808,000 for the comparable period in 2002. The increase was primarily attributable to increased professional fees of $489,000, increased office and related expenses of $156,000 and increased payroll and related costs of $27,000. The increase in professional fees was primarily related to an increase in legal fees of $278,000, an increase in accounting and related fees of $94,000, an increase in consulting fees of $68,000 and an increase in non-cash stock compensation to professionals of $42,000. The increase in office and related expenses was primarily related to an increase in directors’ and officers’ insurance of $88,000, an increase in depreciation and amortization expense of $31,000 and increased cost related to operating a public company of $22,000.

        Loss in Investment in DOV Bermuda. In the third quarter of 2002, loss in investment in DOV Bermuda represented our 80.1% of the expenses of DOV Bermuda related to Elan’s formulation work for the joint venture products and administrative expenses. As we are now consolidating the results of DOV Bermuda, all such expenses are now recorded in research and development expense and general and administrative expense.

        Interest Income. Interest income decreased $76,000 to $243,000 in the third quarter of 2003 from $319,000 in the comparable period in 2002. The decrease was due to lower yields on cash and cash equivalents and marketable securities.

        Interest Expense. Interest expense increased $753,000 to $1.0 million in the third quarter of 2003 from $263,000 in the comparable period in 2002. We recorded interest expense of $1.0 million on our convertible promissory note and convertible line of credit promissory note with Elan in the third quarter of 2003 and $263,000 in the comparable period in 2002. This increase was due to higher outstanding balances, attributable wholly to accrued interest, on the convertible promissory note and the convertible line of credit promissory note. Both the Elan convertible promissory note and convertible line of credit promissory note contain interest that will be paid either in cash or common stock at Elan’s option. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued to the notes. This feature resulted in interest expense of $738,000 for the third quarter of 2003, an increase of $731,000 from the third quarter of 2002, due primarily to the increase in the fair value of our common stock. To the extent the value of our common stock is at or above $3.98 per share with respect to the convertible promissory note or $3.41 per share with respect to the convertible line of credit promissory note, we will continue to incur additional interest expense each time interest is accrued on the notes.

        Other Income (Expense), net. Other income (expense), net decreased $421,000 to $1,000 in the third quarter of 2003 from $422,000 in the comparable period in 2002. In the third quarter 2002, other income, net consisted primarily of an increase of $683,000 in value of the warrants to acquire Neurocrine common stock, which we earned in 2001 upon the achievement of a certain milestone, offset by the increase in our liability to Wyeth of $239,000 associated with the warrants. This resulted in an overall net income of $444,000 associated with these warrants. In the third quarter of 2003, other income net consisted primarily of gains on sale of securities and gains of foreign exchange transactions.

Nine Months Ended September 30, 2003 and 2002

        Revenue. Our revenue was $3.0 million for the nine months ended September 30, 2003, as compared to $1.8 for the comparable period last year. In the nine months ended September 30, 2002, our revenue was primarily comprised of $1.8 million in amortization of the $7.5 million fee we received on signing of the license, research and development agreement for our collaboration with Biovail in January 2001. In the nine months ended September 30, 2003, revenue was comprised solely of the recognition of $3.0 million of deferred revenue from the Biovail agreement as described below.

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

        Research and Development Expense. Research and development expense for the nine months ended September 30, 2003 includes 100% of the research and development expenses of DOV Bermuda as we are now consolidating the results of DOV Bermuda effective January 1, 2003. Research and development expense increased $5.3 million to $12.5 million for the nine months ended September 30, 2003 from $7.2 million for the comparable period in 2002. Approximately $4.5 million of the increase in research and development expense was attributable to increased costs associated with the clinical trials for ocinaplon and bicifadine. The remaining increase of $789,000 was primarily attributable to increased costs related to additional clinical trials and toxicology costs for our other compounds, DOV 216,303 and DOV 21,947. Non-cash compensation expense increased $413,000.

        General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2003 includes 100% of the research and development expenses of DOV Bermuda as we are now consolidating the results of DOV Bermuda effective January 1, 2003. General and administrative expense increased $1.2 million to $4.0 million in the nine months ended September 30, 2003 from $2.8 million for the comparable period in 2002. The increase was primarily attributable to increased office and related expenses of $592,000, increased professional fees of $487,000 and increased payroll related costs associated with our increase in personnel of $113,000. The increase in office and related expenses was primarily related to an increase in directors’ and officers’ insurance of $293,000, an increase in costs related to operating a public company of $148,000, an increase in amortization and depreciation expense of $68,000, an increase in travel and entertainment expense of $47,000 and an increase in rent expense of $35,000 as we expanded operations. The increase in professional fees was primarily related to an increase in accounting fees of $160,000, an increase in recruitment fees of $142,000, an increase in legal fees of $84,000, and an increase in consulting fees of $56,000. The increase in payroll costs was primarily attributable to an increase in salaries of $362,000 and an increase in payroll overhead of $97,000, offset by a decrease in bonuses of $229,000 and a decrease in non-cash compensation expense of $117,000.

        Loss in Investment in DOV Bermuda. In the nine months ended September 30, 2002, loss in investment in DOV Bermuda represented our 80.1% of the expenses of DOV Bermuda related to Elan’s formulation work for the joint venture products and administrative expenses. As we are now consolidating the results of DOV Bermuda, all such expenses are now recorded in research and development expense and general and administrative expense.

        Interest Income. Interest income increased $79,000 to $679,000 in the nine months ended September 30, 2003 from $600,000 in the comparable period in 2002. The increase was due to higher average cash balances and to the fact that cash proceeds from the initial public offering earned interest for four months in 2002 versus nine months in 2003.

        Interest Expense. Interest expense increased $374,000 to $2.0 million in the nine months ended September 30, 2003 from $1.6 million in the comparable period in 2002. Both the Elan convertible promissory note and convertible line of credit promissory note contain interest that will be paid, at Elan’s option, either in cash or our common stock. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued on the notes. This feature resulted in interest expense of $1.2 million for the nine months ended September 30, 2003, an increase of $312,000 from the comparable period of 2002, due primarily to the increase in the fair value of our common stock. To the extent the value of our common stock is at or above $3.98 per share with respect to the convertible promissory note or $3.41 per share with respect to the convertible line of credit promissory note, we will continue to incur additional interest expense each time interest is accrued on the notes. This increase was accompanied by higher interest expense recorded due to higher outstanding balances, owing to accrued interest on the convertible promissory note and the convertible line of credit promissory note.

        Other Income (Expense), net. Other income (expense), net decreased $1.5 million to $1.1 million in net income in the nine months ended September 30, 2003 from $388,000 in net expense in the comparable period in 2002. In the nine months ended September 30, 2002, other expense, net consisted primarily of a decrease of $538,000 in value of the warrants to acquire Neurocrine common stock, which we earned in 2001 upon the achievement of a certain milestone, offset by the decrease in our liability to Wyeth of $189,000 associated with the warrants. This resulted in an overall net expense of $350,000 associated with these warrants. In the nine months ended September 30, 2003, other income, net consisted primarily of the $1.6 million in other income attributable to the directors’ and officers’ insurance recovery discussed above, offset by a decrease in the value of warrants to acquire Neurocrine common stock of $251,000 and loss on sale of securities of $191,000.

Liquidity and Capital Resources

        At September 30, 2003, our cash and cash equivalents and marketable securities totaled $63.7 million compared with $60.3 million at December 31, 2002. The increase in cash balances at September 30, 2003 resulted primarily from the completion of a net $14.7 million financing offset by the funding of our operations during the nine months ended September 30, 2003. At September 30, 2003, we had working capital of $61.2 million.

        Net cash used in operations during the nine months ended September 30, 2003 and 2002 amounted to $13.8 million and $9.2 million, respectively. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of personnel. Non-cash expenses related to stock-based compensation, interest expense and depreciation and amortization expenses were $3.2 million in the nine months ended September 30, 2003 and $2.4 million in the comparable period in 2002. Net non-cash depreciation in the value of investments was $251,000 in the nine months ended September 30, 2003 and $350,000 in the comparable period in 2002.

        Net cash used in investing activities during the nine months ended September 30, 2003 was $9.4 million and $10.7 million, respectively. This fluctuation resulted primarily from timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods.

        Cash provided by financing activities was $16.3 million during the nine months ended September 30, 2003, compared to $59.0 million during the nine months ended September 30, 2002. The source of cash provided by financing activities during the nine months ended September 30, 2003 was related to proceeds from the sale of common stock and warrants to a group of investors led by OrbiMed Advisors, LLC and the exercise of common stock options and warrants. The source of cash provided by financing activities for the nine months ended September 30, 2002 was related solely to net proceeds from our initial public offering.

        We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least the end of 2004. Our future capital uses and requirements depend on numerous factors, including:

  our progress with research and development;
  our ability to establish and the scope of any new collaborations;
  the progress and success of clinical trials and preclinical studies of our product candidates;
  the costs and timing of obtaining, enforcing and defending our patent and intellectual rights; and
  the costs and timing of regulatory approvals.

        In addition to the foregoing, our future capital uses and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates. Our licensees and collaborative partners, Neurocrine and Pfizer, may encounter conflicts of interest, changes in business strategy or other business issues, or they may acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance. On July 31, 2002, Elan, our partner in DOV Bermuda, announced a recovery plan that includes the divestiture of its businesses, assets and products that are no longer core. Effective January 1, 2003, Elan no longer funded its pro rata portion of the joint venture’s expenses and, on October 21, 2003, we acquired from Elan 100% ownership of Nascime Limited, the joint venture’s operating subsidiary, and the product candidates bicifadine and ocinaplon. In connection with the acquisition, we paid $5.0 million to a subsidiary of Elan in respect of its 17% equity stake in the joint venture. This acquisition ended our involvement with Elan in the nearly five-year joint venture. We are required to pay Elan up to an aggregate of $3.0 million additional when the products are licensed or come to market. We are determined to pursue the further development of controlled release formulations of these product candidates. In March 2003, we and Biovail terminated our collaborative agreement, under terms, among others, that Biovail’s funding ceased effective February 2003.

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

        Stock-based compensation. We grant stock options to employees for a fixed number of shares with an exercise price equal to the fair market value of our common stock on the date of grant. We recognize no compensation expense on these employee stock option grants. Prior to our common stock becoming publicly traded, we granted stock options for a fixed number of shares to employees with an exercise price less than the fair market value of our common stock on the date of grant. We treat the difference between the exercise price and fair market value as compensation expense, recognized on an accelerated basis over the vesting period of the stock options. We also have, in the past, granted options and warrants to outside consultants at fair value on the date of grant in exchange for future services. These options and warrants are required to be accounted for in accordance with Statement of Financial Accounting Standards, or SFAS 123 “Accounting for Stock Based Compensation” and EITF 96-18 “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” at the fair value of the consideration received, or the fair value of the equity instrument issued, whichever may be more readily measured. As the performance of services is completed, we revalue the options and warrants that have been earned during the period. We value these securities at the fair value using a Black-Scholes methodology.

        Marketable securities and investments. In general our investments are diversified among high-credit quality debt and equity securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included as a component of stockholders’ equity

(deficit). Realized gains and losses and declines in value of investments judged to be other than temporary are included in other income (expense). Declines in the fair market value of our investments judged to be other than temporary could adversely affect our future operating results. The fair market value of our investments is subject to volatility. Declines in the fair market value of our investments judged to be other than temporary could adversely affect our future operating results.

    Liabilities.        Having reached a settlement agreement with plaintiffs in the securities class action lawsuits as described above in note 8 to our financial statements included under Part I, Item 1 of this Form 10-Q, we determined that a liability related to these actions was probable and that the value was reasonably estimable. The settlement, which was approved by the court on April 16, 2003, called for a payment by us of $250,000 and the issuance of 500,000 six-year warrants exercisable at $10.00 per share. Accordingly, as of December 31, 2002, we established an estimate for the cost of the litigation settlement of $2.5 million, with $2.3 million representing our estimate of the liability for the fair value of the warrants. The warrants are now considered issued and we are no longer required to revalue the liability for the warrants. Upon issuance on June 2, 2003, we determined the fair value of the warrants at $2.2 million and recorded the warrants as stockholders’ equity.

        Income taxes. We have net deferred tax assets at September 30, 2003 that are totally offset by a valuation allowance due to our determination that the criteria for recognition have not been met.  We believe that a full valuation allowance on deferred tax assets may be required if losses are reported in future periods.  If, as a result of profitable operations, we determine that we are able to realize our net deferred tax assets in the future, an adjustment to the deferred tax assets will be made, increasing income (or decreasing loss) in the period in which such a determination is made.

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

Contractual Obligations and Commercial Commitments

        Future minimum payments for all contractual obligations for years subsequent to September 30, 2003, are as follows:

	Years Ended December 31,
	2003	2004	2005	Thereafter	Total
	(in thousands)
Convertible promissory note	$--	$--	$12,104	$--	$12,104
Convertible line of credit promissory note .	--	--	4,024	--	4,024
Operating leases	89	180	5	--	274

Total	$89	$180	$16,133	$--	$16,402

        Rent expense incurred for office space and equipment leases amounted to $263,000 and $188,000 for the nine months ended September 30, 2003 and 2002, respectively.

        Upon entering into the office lease agreement, a letter of credit in the amount of $67,000 was issued for the buildout of the office space, which expires May 31, 2005. A certificate of deposit is being held as collateral for the letter of credit, which is included in cash and cash equivalents.

        In May 1998, we licensed from Wyeth, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303 for any indication, including insomnia, pain, anxiety and depression. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth’s right of first refusal. If we sublicense a compound to a third party, we are obligated to pay Wyeth 35% of all payments we receive based upon that compound. This payment drops to 25% if a new drug application has been filed by us before the sublicense grant. These payment obligations are subject to minimum royalties of 2.5% of net sales for indiplon, ocinaplon and DOV 216,303 and 4.5% of net sales for bicifadine, and minimum milestones of $2.5 million for indiplon, ocinaplon and DOV 216,303 and $5.0 million for bicifadine. Our sublicense agreement with Neurocrine is structured so that we can satisfy these minimum milestone obligations.

        On March 28, 2003, we entered into a separation agreement with Biovail that provided for the return of our December 2000 patent for the immediate and controlled release formulation of diltiazem and termination of the 2001 exclusive license agreement with Biovail for development of the DOV compound for the treatment of angina and hypertension. The separation agreement establishes contingent payments to Biovail of $3.0 million upon issuance of marketing authority for the drug and up to $7.5 million based upon sales.

        On October 21, 2003, we entered into a agreement with Elan to acquire 100% ownership of Nascime Limited, the joint venture’s operating company, formed by Elan and us in 1999 to develop controlled release formulations of bicifadine and ocinaplon. In connection with the acquisition, Elan granted to the operating company a non-exclusive, royalty free, perpetual, worldwide license to make and sell the two product candidates in controlled release formulations using the Elan intellectual property licensed to the joint venture, including that developed during the venture. The license agreement establishes contingent payments to Elan of up to an aggregate of $3.0 million when the products are licensed or come to market.

Recent Accounting Pronouncements

        In May 2003, the FASB issued Statement Number 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for two broad classes of financial instruments: (1) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, and (2) obligations that can be settled in shares, but are subject to certain conditions. SFAS 150 is generally effective to all financial instruments created or modified after May 31, 2003, and generally to other instruments at the beginning of the first interim period beginning after July 1, 2003. Unless new transactions are entered into, the adoption of SFAS 150 is not expected to have a material impact on our financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. As Elan’s participating rights expired as of January 2003, we began to consolidate the results of DOV Bermuda as of January 1, 2003.    As a result, with respect to the joint venture the adoption of FIN 46 will not have a material effect on our financial position or results of operations.

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” It provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. We will be required to adopt this provision for revenue arrangements entered into on or after June 15, 2003. Unless new transactions are entered into, the adoption of EITF 00-21 is not expected to have a material impact on our financial position or results of operations.

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

Item 4. Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures is necessarily limited by the staff and other resources available to us and, although we have designed our disclosure controls and procedures to address these constraints, they inherently may limit the effectiveness of those controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. In connection with the rules of the Securities and Exchange Commission, we intend to continue to review and document our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis, and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action Lawsuits

        From April 30, 2002, a number of class action lawsuits were filed naming us as defendants, certain of our officers and directors and certain of the underwriters in our April 24, 2002 initial public offering of 5,000,000 shares of our common stock. The lawsuits were based upon our alleged failure to disclose the filing of a revised registration statement and prospectus for our initial public offering reflecting changes to the 1999 financial statements of our joint venture with Elan, DOV (Bermuda), Ltd. These class actions were brought on behalf of purchasers of our common stock in or traceable to our initial public offering and sought money damages or rescission. On December 20, 2002, we entered into an agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. The settlement includes all defendants and covers as a class all those who purchased common stock of DOV in or traceable to our initial public offering through December 20, 2002 and suffered damages. We paid in the aggregate to the class members (inclusive of their attorneys’ fees and costs) $250,000 and issued 500,000 six-year warrants to purchase our common stock exercisable at $10.00 per share. Upon issuance, we determined the value of these warrants at $2.2 million.

        We are not a party to any other material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

        On July 2, 2003, we concluded a private placement to a group of funds managed by OrbiMed Advisors, LLC, who, in the aggregate, purchased 1,428,571 shares of our common stock for total gross proceeds to us of $15.0 million. They also received three-year warrants to purchase an aggregate of 392,857 shares of our common stock. These warrants are exercisable at any time until July 1, 2006 at an exercise price of $16.00 per share. No underwriters were involved in this offering. We believe that this offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by reason of Rule 506 of Regulation D and Section 4(2) of the Securities Act, based upon the fact that the offer and sale of the securities satisfied all the terms and conditions of Rules 501 and 502 of the Securities Act, the purchasers, of which there were three, were financially sophisticated and had access to complete information concerning us and acquired the securities for investment and not with a view to the distribution thereof.

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

        Prior to our April 24, 2002 initial public offering of 5,000,000 shares of our common stock, there had been no public market for our common stock and an active public market for our common stock may cease at any time. Market prices for securities of biopharmaceutical companies have been particularly volatile. In particular, our stock price experienced a substantial decline after our initial public offering and, in the past 12 months, the market price for our common stock has ranged from a low of $4.28 to a high of $18.78 per share. Some of the factors that may cause the market price of our common stock to fluctuate include:

  results of clinical trials conducted by us or on our behalf, or by our competitors;

  business or legal developments concerning our collaborators or licensees, including Pfizer and Neurocrine;

  regulatory developments in the United States and foreign countries;

  developments or disputes concerning patents or other proprietary rights;

  changes in estimates or recommendations by securities analysts;

  public concern over our drugs;

  litigation;

  future sales of our common stock;

  general market conditions;

  changes in the structure of health care payment systems;

  failure of any of our product candidates, if approved, to achieve commercial success;

  economic and other external factors or other disasters or crises; and

  period-to-period fluctuations in our financial results.

        If any of the foregoing risks occur, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. In this regard, following a decline in the aftermarket trading price of our common stock in connection with our initial public offering, beginning on April 30, 2002, a number of class action lawsuits were filed naming us as defendants, certain of our officers and directors and certain of the underwriters. On December 20, 2002, we entered into an agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. Pursuant to the settlement agreement, we have paid in the aggregate to the class members (inclusive of their attorneys’ fees and costs) $250,000 and issued them 500,000 six-year warrants to purchase our common stock exercisable at $10.00 per share. Upon issuance, we determined the value of these warrants at $2.2 million.

We have incurred losses since our inception and expect to incur significant losses for the foreseeable future, and we may never reach profitability.

        Since our inception in April 1995 through September 30, 2003, we have incurred significant operating losses and, as of September 30, 2003, we had an accumulated deficit of $55.4 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

  conduct clinical trials;
  conduct research and development on existing and new product candidates;
  make milestone and royalty payments;
  seek regulatory approvals for our product candidates;
  commercialize our product candidates, if approved;
  hire additional clinical, scientific and management personnel;
  add operational, financial and management information systems and personnel; and

  identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through a grant of a license to us, referred to as in-licensing.

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

  we may discover that a product candidate may cause harmful side effects;
  we may discover that a product candidate does not exhibit the expected therapeutic results in humans;
  results may not be statistically significant or predictive of results that will be obtained from large-scale, advanced clinical trials;
  we or the FDA may suspend the clinical trials of our product candidates for any of a number of reasons;
  patient recruitment may be slower than expected; and
  patients may drop out of our clinical trials.

        On October 2, 2003, the FDA placed the start of our Phase III pivotal clinical trial of ocinaplon on hold and requested that we produce additional safety information. We cannot assure you that we will be able to provide the necessary information requested by the FDA, or that any information we do provide will be satisfactory to the FDA, or that the FDA will release the hold placed by it on the commencement of the Phase III trial. Given the uncertainty surrounding the regulatory and clinical trial process, we may not be able to successfully advance the development of safe, commercially viable products including ocinaplon. If we are unable to successfully develop and commercialize any of our product candidates, this could severely harm our business, impair our ability to generate revenues and adversely impact our stock price.

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

        In particular, human therapeutic products are subject to rigorous preclinical testing, clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. Additionally, even after receipt of FDA approval, the FDA may request additional trials to evaluate any adverse reactions or long-term effects. The scope and expense of such post-approval trials could be extensive and costly to us. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn. If our product candidates are marketed abroad, they will also be subject to extensive regulation by foreign governments.

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

        On October 2, 2003, the FDA placed the start of our Phase III pivotal clinical trial of ocinaplon, our anti-anxiety product candidate, on hold and requested that we produce additional safety information. We intend to diligently assemble the necessary information in accordance with FDA comments and communicate further with the FDA as soon as reasonably practicable. We cannot assure you that we will be able to provide the necessary information requested by the FDA, or that any information we do provide will be satisfactory to the FDA, or that the FDA will release the hold placed by it on the commencement of the Phase III clinical trial.

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

        Our efforts to develop, obtain regulatory approval for and commercialize our existing and any future product candidates depend in part upon the performance of our licensees and collaborative partners. Currently, we have license and collaborative agreements with, Neurocrine, Pfizer and Wyeth. Neurocrine has entered into a development and commercialization agreement with Pfizer involving a further sublicense under our agreement with Neurocrine. In connection with certain of these agreements, we have granted certain rights, including development and marketing rights and rights to defend and enforce our intellectual property. We do not have day-to-day control over the activities of our licensees or collaborative partners and cannot assure you that they will fulfill their obligations to us, including their development and commercialization responsibilities in respect of our product candidates. We also cannot assure you that our licensees or collaborators will properly maintain or defend our intellectual property rights or that they will not utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Further, we cannot assure you that our licensees or collaborators will not encounter conflicts of interest, changes in business strategy or other business issues, or that they will not acquire or develop rights to competing products, all of which could adversely affect their willingness or ability to fulfill their obligations to us.

        From January 1999 until October 21, 2003, Elan and we were engaged in developing controlled release formulations of bicifadine and ocinaplon pursuant to our joint venture. Effective January 1, 2003, Elan no longer funded its pro rata portion of the joint venture’s expenses and, on October 21, 2003, we acquired from Elan 100% ownership of Nascime Limited, the joint venture’s operating subsidiary, and the product candidates bicifadine and ocinaplon. This acquisition ended our involvement with Elan in the nearly five-year joint venture. If we decide to retain Elan to provide additional development and manufacturing services, we and Elan will negotiate appropriate terms under a new agreement.

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

        At September 30, 2003, we had cash and cash equivalents and marketable securities of $63.7 million. We currently have no commitments or arrangements for any financing. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least the end of 2004. We believe that we may require additional funding after that time to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses, and to pursue regulatory approvals for our product candidates. Lack of funding could adversely affect our ability to pursue our business. We cannot assure you that financing will be available when needed on terms acceptable to us, if at all. We may continue to seek additional capital through public or private financing or collaborative agreements. If adequate funds are not available, we may be required to curtail significantly or eliminate one or more of our product development programs.

The success of our business depends upon the members of our senior management team, our scientific staff and our ability to continue to attract and retain qualified scientific, technical and business personnel.

        We are dependent on the members of our senior management team, in particular, our Chief Executive Officer, Dr. Arnold Lippa, our President, Dr. Bernard Beer, and our Senior Vice President and Chief Scientific Officer, Dr. Phil Skolnick, for our business success. Moreover, because of the specialized scientific and technical nature of our business, we are also highly dependent upon our scientific staff, the members of our scientific advisory board and our continued ability to attract and retain qualified scientific, technical and business development personnel. Drs. Lippa and Beer each hold a substantial amount of vested common stock not subject to repurchase in the event of termination. We do not carry key man life insurance on the lives of any of our key personnel. There is intense competition for human resources, including management in the scientific fields in which we operate and there can be no assurance that we will be able to attract and retain qualified personnel necessary for the successful development of our product candidates, and any expansion into areas and activities requiring additional expertise. In addition, there can be no assurance that such personnel or resources will be available when needed. The loss of the services of Drs. Lippa, Beer, or Skolnick, or other key personnel, could severely harm our business if a replacement possessing a similar level of expertise cannot be retained or if the key person’s responsibilities can not be assumed by existing employees.

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

        Our research and development programs, and the manufacturing operations and disposal procedures of our contractor s and collaborators, are affected by federal, state, local and foreign environmental laws. Although we intend to comply with applicable environmental laws, our contractors and collaborators may not comply with these laws. Failure to comply with environmental laws could result in significant fines and work stoppage, and may harm our business.

We intend to pursue a rapid growth strategy, which could give rise to difficulties in managing and successfully implementing such growth.

        Our company was formed in April 1995 and, consequently, we have a limited operating history. As of November 2, 2003, we employed 35 full-time employees and three part-time employees, and we have numerous product candidates in various stages of development. We intend to pursue a strategy of growth, both with regard to infrastructure and personnel, and will seek to aggressively develop our current product candidates and to acquire new product candidates. In the event of rapid growth in our operations, we will need to hire additional personnel, some of whom, due to the specialized scientific and technical nature of our business, must possess advanced degrees, be highly skilled and have many years of experience. We may be unable to attract and retain the necessary qualified personnel, or such personnel may not be available when needed, to successfully meet our growth needs. We cannot assure you that we will be able to obtain the personnel needed to achieve such growth or that we will be able to obtain and maintain all regulatory approvals or employ the best personnel to ensure compliance with all applicable laws, regulations and licensing requirements that may be necessary as a result of such growth.

Our bylaws require us to indemnify our officers and directors to the fullest extent permitted by law, which may obligate us to make substantial payments and in some instances payments in advance of judicial resolution of entitlement.

        Our bylaws require that we indemnify our directors, officers and scientific advisory board members, and permit us to indemnify our other employees and agents, to the fullest extent permitted by the Delaware corporate law. This could require us, with some legally prescribed exceptions, to indemnify our directors, officers and scientific advisory board members against any and all expenses, judgments, penalties, fines and amounts reasonably paid in defense or settlement in connection with an action, suit or proceeding. For directors, our bylaws require us to pay in advance of final disposition all expenses including attorneys’ fees incurred by them in connection with any action, suit or proceeding relating to their status or actions as directors. Advance payment of legal expenses is discretionary for officers, scientific advisory board members and other employees or agents. We may make these advance payments provided that they are preceded or accompanied by an undertaking on behalf of the indemnified party to repay all advances if it is ultimately determined that he or she is not entitled to be indemnified by us. Accordingly, we may incur expenses to meet these indemnification obligations, including expenses that in hindsight are not qualified for reimbursement and possibly not subject to recovery as a practical matter.

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

  capital resources;
  research and development resources, including personnel and technology;
  regulatory experience;
  preclinical study and clinical testing experience; and
  manufacturing, distribution and marketing experience.

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

        Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Accordingly, we, either alone or together with our collaborators or licensees, intend to seek and enhance patent protection for our proprietary technologies and product candidates. The risk exists, however, that these patents may be unobtainable and that the breadth of the claims in a patent, if obtained, may not provide adequate protection of our, or our collaborators’ or licensees’, proprietary technologies or product candidates. We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our collaborators, licensees, employees and consultants. We also have confidentiality and invention or patent assignment agreements with our employees and some of, but not all, our collaborators and consultants. If our employees, collaborators or consultants breach these agreements, we may not have adequate remedies for any such breach, and our trade secrets may otherwise become known to or independently discovered by our competitors. In addition, although we own or otherwise have certain rights to a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents or the patents of our collaborators or licensees. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents, or the patents of our collaborators or licensees, or that challenges will result in elimination of patent claims and therefore limitations of coverage. Moreover, competitors may infringe our patents, the patents of our collaborators or licensees, or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may be required to file infringement claims, which are expensive and time-consuming. Competitors may obtain regulatory approval for such of our compounds lacking patent protection, and thus gain five-year market exclusivity under Hatch-Waxman ahead of us. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the ground that our patents do not cover its technology. In addition, interference proceedings brought by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensees. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. We cannot assure you that we, or our collaborators or licensees, will be able to prevent misappropriation of our respective proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

The intellectual property of our competitors or other third parties may prevent us from developing or commercializing our product candidates.

        Our product candidates and the technologies we use in our research may inadvertently infringe the patents or violate the proprietary rights of third parties. In addition, other parties conduct their research and development efforts in segments where we, or our collaborators or licensees, focus research and development activities. We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us, or our collaborators or licensees, with respect to technologies used in potential product candidates. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. In addition, any patent claims brought against our collaborators or licensees could affect their ability to carry out their obligations to us. Furthermore, as a result of a patent infringement suit brought against us, or our collaborators or licensees, the development, manufacture or potential sale of product candidates claimed to infringe a third party’s intellectual property may have to stop or be delayed, unless that party is willing to grant certain rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our product candidates. We may not, however, be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we, or our collaborators or licensees, were able to obtain rights to a third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Our ability to receive royalties and profits from product sales depends in part upon the availability of reimbursement for the use of our products from third-party payors, for which we may or may not qualify.

        Our royalties or profits will be heavily dependent upon the availability of reimbursement for the use of our products from third-party health care payors, both in the United States and in foreign markets. The health care industry and these third-party payors are experiencing a trend toward containing or reducing the costs of health care through various means, including lowering reimbursement rates and negotiating reduced payment schedules with service providers for drug products. These cost containment efforts could adversely affect the market acceptance of our product candidates and may also harm our business. There can be no assurance that we will be able to offset any of or all the payment reductions that may occur. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

  safe, effective and medically necessary;
  appropriate for the specific patient;
  cost-effective; and
  neither experimental nor investigational.

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

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

          The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit No.

10.1	Securities Purchase Agreement dated as of July 1, 2003 by and among DOV Pharmaceutical, Inc., PW Juniper Crossover Fund, L.L.C., Caduceus Private Investments, LP, and OrbiMed Associates LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K on July 8, 2003 and incorporated herein by reference).

10.2	Registration Rights Agreement dated as of July 1, 2003 by and among DOV Pharmaceutical, Inc., PW Juniper Crossover Fund, L.L.C., Caduceus Private Investments, LP, and OrbiMed Associates LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K on July 8, 2003 and incorporated herein by reference).

10.3	Form of Warrant Agreement dated as of July 1, 2003 by and among DOV Pharmaceutical, Inc., PW Juniper Crossover Fund, L.L.C., Caduceus Private Investments, LP, and OrbiMed Associates LLC (filed as Exhibit 10.3 to the Current Report on Form 8-K on July 8, 2003 and incorporated herein by reference).

31	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc. pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K.

        We filed a current report on Form 8-K on July 8, 2003 and August 18, 2003 reporting information under Items 7, 9 and 12.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOV PHARMACEUTICAL, INC.
Date: November 14, 2003	By:	/s/ ARNOLD S. LIPPA Name: Arnold S. Lippa Title: Chief Executive Officer and Secretary
DOV PHARMACEUTICAL, INC.
	By:	/s/ BARBARA G. DUNCAN Name: Barbara G. Duncan Title: Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Securities Purchase Agreement dated as of July 1, 2003 by and among DOV Pharmaceutical, Inc., PW Juniper Crossover Fund, L.L.C., Caduceus Private Investments, LP, and OrbiMed Associates LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K on July 8, 2003 and incorporated herein by reference).

10.2	Registration Rights Agreement dated as of July 1, 2003 by and among DOV Pharmaceutical, Inc., PW Juniper Crossover Fund, L.L.C., Caduceus Private Investments, LP, and OrbiMed Associates LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K on July 8, 2003 and incorporated herein by reference).

10.3	Form of Warrant Agreement dated as of July 1, 2003 by and among DOV Pharmaceutical, Inc., PW Juniper Crossover Fund, L.L.C., Caduceus Private Investments, LP, and OrbiMed Associates LLC (filed as Exhibit 10.3 to the Current Report on Form 8-K on July 8, 2003 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc. pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.