Form 10-K
period 2003-12-31
DOV PHARMACEUTICAL INC
filed 2004-03-15
CIK 1066833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________________ to ______________________

Commission file number 000-49730

DOV PHARMACEUTICAL, INC. ______________________________________________________________________________ (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3374365 (I.R.S. Employer Identification No.)

Continental Plaza
433 Hackensack Avenue
Hackensack, New Jersey 07601
(Address of principal executive office)

(201) 968-0980
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $0.0001 par value, and Preferred Stock Purchase Rights

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 30, 2003 totaled approximately $87.6 million based on the then-closing stock price as reported by the Nasdaq National Market.

On February 17, 2004, there were outstanding 16,702,211 shares of registrant’s common stock, par value $0.0001 per share, and 354,643 shares of series B nonvoting preferred stock, par value $1.00 per share, which shares are convertible at any time upon the vote of the holders of 75% or more of such shares outstanding into 574,521 shares of registrant’s common stock.

DOV PHARMACEUTICAL, INC.
Form 10-K
For the Year Ended December 31, 2003

PART I

Special Note Regarding Forward-Looking Statements

This Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors currently known by us about which we cannot be certain or even relatively confident. Actual results or events will surely differ and may differ materially from our forward-looking statements as a result of many factors, some of which we may not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

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

You should refer to the “Item 1. Business – Risk Factors and Factors Affecting Forward-Looking Statements” for a detailed discussion of some of the factors that may cause our actual results to differ materially from our forward-looking statements. We qualify all our forward-looking statements by these cautionary statements. There may also be other factors that may materially affect our forward-looking statements and our future results. As a result of the foregoing, readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation and do not intend to update any forward-looking statement.

ITEM I. BUSINESS

Overview

We are a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system, or CNS, and other disorders, including cardiovascular, that involve alterations in neuronal processing. We have six product candidates undergoing clinical development that address therapeutic indications with significant unmet needs. Our product candidate for insomnia, indiplon, is currently in Phase III clinical trials, our product candidate for pain, bicifadine, is in a Phase III program and our product candidate for the treatment of anxiety disorders, ocinaplon, has completed two Phase II clinical trials. Our sublicensee, Neurocrine Biosciences, Inc., or Neurocrine, has indicated that it intends to file a new drug application, or NDA, for indiplon mid-year 2004 for multiple insomnia indications.

Indiplon has demonstrated efficacy in seven Phase III clinical trials and bicifadine has demonstrated efficacy in two pivotal registration studies one of which was a Phase III clinical trial. Ocinaplon has demonstrated efficacy in two Phase II clinical trials. The start of a Phase III pivotal trial for ocinaplon, initially scheduled to begin in 2003, was placed on hold by the United States Food and Drug Administration, or FDA, in October 2003 pending receipt by the FDA of satisfactory additional safety information. We have submitted a response to the FDA and have requested that the FDA lift the clinical hold.

We recently completed a Phase I clinical trial for our proprietary formulation of diltiazem, DOV diltiazem, and we are currently finalizing the clinical plan for its further development which we intend to submit to the FDA for approval in the first half of 2004. We intend then to evaluate strategic alternatives for DOV diltiazem’s Phase III clinical development. Our lead product candidate for the treatment of depression, DOV 216,303, is currently in a Phase II clinical trial and our second product candidate for depression, DOV 21,947, is in Phase I clinical development. We also have two compounds in preclinical development, DOV 102,677, for the treatment of Parkinson’s disease, restless leg syndrome, attention deficit disorder and DOV 51,892, for anxiety disorders including panic. Based upon preclinical pharmacological data, we intend to move these product candidates into clinical testing in the second half of 2004.

Our core scientific expertise is in the cellular and molecular pharmacology underlying neurotransmission. Our senior management team has substantial experience in CNS drug discovery and development. During their careers, they have participated in the discovery and development of new drugs that have been successfully brought to market.

To enhance our drug development and commercialization efforts, we have sublicensed indiplon to Neurocrine, which entered into a development and commercialization agreement with Pfizer, Inc., or Pfizer, in December 2002. We, together with Neurocrine and Wyeth (formerly American Cyanamid Company), have entered into an agreement with Pfizer, granting certain rights to Pfizer under our sublicense agreement with Neurocrine.

Our Business Strategy

Our goal is to become a leading biopharmaceutical company focused on the treatment of central nervous system and other disorders involving alterations in neuronal processing, including cardiovascular disorders. The key elements of our strategy are to:

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

Expand our product portfolio with novel drug candidates that address unmet needs in large, established markets. We seek to identify and develop, either internally or through collaborative agreements, novel drug candidates that address unmet needs in large, established markets. For example, our product candidates for the treatment of insomnia and anxiety, indiplon and ocinaplon, have demonstrated positive results equivalent to, or better than, currently marketed products without their significant side effects. The start of a Phase III pivotal trial for ocinaplon initially scheduled to begin in 2003, was placed on hold by the FDA in October 2003 pending receipt by the FDA of satisfactory additional safety information. We have submitted a response to the FDA and have requested the FDA to lift the clinical hold. We intend to continue expanding our existing product portfolio by discovering and developing novel drug compounds both internally and through focused outsourced research and development. We also intend to expand our portfolio by identifying, in-licensing and developing additional compounds that are potentially superior to currently marketed products and by developing additional applications and formulations for our existing licensed compounds.

Reduce clinical development and commercialization risk by building a diversified product portfolio. We have built and intend to continue to build a portfolio of diverse product candidates to reduce the risks associated with the clinical development of drugs. We have focused our in-licensing and development resources on compounds in the later stages of clinical development for which there exists a significant amount of positive clinical data. We believe this reduces the risk that these compounds will have safety concerns and enhances our chances of demonstrating efficacy in clinical trials. We focus on developing multiple compounds with diverse mechanisms of action to limit the risk of difficulties associated with a particular mechanism of action. Finally, a single mechanism of action may have multiple therapeutic uses. We intend to investigate the efficacy of our compounds for these diverse uses in order to enhance the commercial potential of our product candidates. We believe that our portfolio approach reduces our dependence on any single compound or therapeutic application to achieve commercial success and creates multiple potential sources of revenue.

Establish alliances with industry leaders to access their unique technologies and capabilities. Currently, we have collaborative arrangements with Neurocrine and, through Neurocrine, Pfizer with respect to indiplon, our product for the treatment of insomnia. We have terminated our collaborative arrangement with Elan for bicifadine and ocinaplon and with Biovail for DOV diltiazem. We intend to seek to establish alliances that will enhance our product development and commercialization efforts, including alliances that allow us to retain significant development rights for our product candidates.

Our Product Pipeline

The following table summarizes our product candidates currently in clinical and preclinical development:

Product	Indication(s)	Status	Marketing Rights

Indiplon	Insomnia	Phase III/NDA Planned*	Pfizer/Neurocrine
Ocinaplon	Generalized Anxiety Disorder	Phase III Scheduled**	DOV
Bicifadine	Pain	Phase III	DOV
DOV 216,303	Depression	Phase II	DOV
DOV 21,947	Depression	Phase I	DOV
DOV Diltiazem	Angina and Hypertension	Phase I, Phase III Planned	DOV
DOV 51,892	Anxiety Disorders	Preclinical, Phase I Planned	DOV
DOV 102,677	Parkinson’s Disease; Restless Leg Syndrome; and Attention Deficit Disorder	Preclinical, Phase I Planned	DOV

___________
* Our sublicensee for indiplon, Neurocrine, has announced that it intends to file an NDA in mid-year 2004.
** The start of our scheduled Phase III pivotal clinical trial of ocinaplon was placed on hold by the FDA in October 2003 pending receipt by the FDA of satisfactory additional safety information. We have submitted a response to the FDA and have requested the FDA to lift the clinical hold.

For an explanation of the terms Preclinical, Phase I, Phase II and Phase III, please refer to the text in subheading “Government Regulation” in this “Business” section.

Our Products Under Development

Central Nervous System Disorders

Insomnia and Anxiety

Most drugs currently marketed to treat insomnia and anxiety target the neurotransmitter gamma-aminobutryic acid, or GABA. Neurotransmitters are chemicals in the central nervous system that either excite or inhibit neuronal function. GABA is the principal inhibitory neurotransmitter in the central nervous system. Drugs acting on GABA receptors can produce a range of pharmacological actions.

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

BDZs are believed to produce their undesirable effects at therapeutic doses because they affect all GABAA receptor subtypes. We believe that compounds that act on specific GABAA receptor subtypes produce the desired therapeutic effects while eliminating or reducing the undesirable effects associated with BDZs. For example, compounds acting at one GABAA receptor subtype may reduce anxiety without sedation, while compounds acting at another GABAA receptor subtype may produce sedation without memory impairment, or other effects associated with acting at other subtypes.

Indiplon. Indiplon is our product candidate for the treatment of insomnia. In 1998, we licensed indiplon from Wyeth and subsequently sublicensed it to Neurocrine, which is currently conducting multiple Phase III clinical trials on this product candidate and intends to file an NDA in mid-year 2004. In December 2002, Neurocrine entered into a development and commercialization agreement with Pfizer for indiplon.

Insomnia is a neurological disorder defined as a persistent complaint of difficulty in initiating or maintaining sleep, or of not feeling rested after an otherwise adequate amount of sleep. According to the National Sleep Foundation, approximately one-half of the adults surveyed reported trouble sleeping at least a few nights a week in the past year, with approximately 30% of the U.S. population reporting that they experience insomnia every night or almost every night. IMS reported total U.S. sales of prescription drugs for the treatment of insomnia exceeded $1.5 billion in 2002.

In the 1980’s, BDZs such as Dalmane and Halcion were extensively used to treat insomnia. Sedation, an undesirable side effect of BDZs when used to treat anxiety, became an intended primary therapeutic effect of BDZs to treat insomnia. BDZs demonstrated substantial sedative effectiveness with a greater margin of safety than previous treatments such as barbiturates. Despite the efficacy of BDZs to treat insomnia, they produce significant undesirable side effects, including:

  impaired psychomotor coordination;

  confusion and memory impairment;

  rebound insomnia and anxiety after discontinuation;

  next-day residual sedation;

  development of tolerance with repeated use; and

  potentially lethal effect when combined with alcohol.
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

Our insomnia product candidate, indiplon, is a non-BDZ shown to be more potent than currently marketed non-BDZs, including Ambien, and to target more selectively the specific GABAA receptor subtype that appears to be associated with promoting sleep. Furthermore, Neurocrine has noted that, in its Phase II and Phase III clinical studies, indiplon demonstrated efficacy with no significant next-day residual sedation at clinically relevant doses. We believe that indiplon’s greater selectivity and improved pharmacokinetic profile are responsible for the more favorable side effect profile compared to currently marketed products.

Neurocrine is currently developing both an immediate release formulation and a modified release formulation of indiplon to address the different needs of the insomnia patient population. Neurocrine’s clinical studies have shown that patient blood levels of indiplon reaches levels high enough to induce sedation approximately 15 minutes after ingestion followed by rapid removal from the blood stream to the point that it cannot be detected four hours later. This results in rapid sleep onset followed by rapid removal of the drug from the body, reducing the risk of next-day residual sedation. Neurocrine believes that this short duration of action will permit bedtime dosing for people who have trouble falling asleep, and dosing in the middle of the night for people who have trouble staying asleep, without causing the side effects and next-day residual sedation that occur with longer-acting drugs like Ambien. Neurocrine has formulated the drug in a modified release form to provide two doses of the drug within one tablet, one dose released immediately for sleep induction and one dose released later for sleep maintenance.

Neurocrine has completed seven Phase III clinical trials of indiplon. The results of these trials demonstrated that indiplon is safe, well tolerated and effective in achieving rapid sleep induction without next-day residual effects. In addition, these clinical trials have shown that indiplon users do not exhibit tolerance or rebound liability after usage. Neurocrine’s Phase III program will consist of 13 studies with approximately 4,600 patients with different types of insomnia. All of these clinical trials are underway or completed. The filing of a NDA, for both an immediate release formulation and a modified release formulation of indiplon is planned for mid-year 2004.

The preceding descriptions of Neurocrine’s clinical development and clinical trial results of indiplon are based on its public disclosures through March 12, 2004.

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

BDZs such as Xanax, Librium and Valium, the non-BDZ BuSpar and certain antidepressants such as Celexa and Paxil, are currently used to treat GAD and other anxiety disorders. Each of these therapeutics, however, has problems associated with its use. As noted above, BDZs produce significant side effects such as impaired motor coordination, next-day residual sedation and physical dependence and are potentially lethal when taken with alcohol. These side effects make them less desirable treatments for anxiety, particularly for the treatment of GAD, when long-term usage is needed. While BuSpar is non-sedating and displays no withdrawal effects or abuse potential, its efficacy has been reported to be relatively low, particularly in patients who have previously used BDZs. Additionally, BuSpar takes three to six weeks of drug administration to achieve any clinically significant reduction in anxiety, requires termination of BDZ therapy 30 days before initiating treatment and has its own side effects such as dizziness and nausea. Because of these issues, many physicians continue to prescribe BDZs for the treatment of anxiety. Like BuSpar, the efficacy of antidepressants in relieving anxiety is relatively low, and several weeks of treatment are required to achieve clinically meaningful relief. In addition, antidepressants display their own side effects, including nervousness, agitation, insomnia and sexual dysfunction.

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

To date, eleven clinical trials on ocinaplon have been conducted, including nine double-blind, placebo-controlled Phase I trials. In these clinical trials, ocinaplon was shown to be safe and well tolerated at the maximum doses used, with no evidence of sedation or any other side effects typically associated with BDZs. To date, 477 subjects have been treated with ocinaplon.

In our two Phase II double-blind, placebo-controlled clinical trials, ocinaplon exhibited the following characteristics:

  efficacy at least comparable to what has been reported for BDZs;

  rapid onset of action;

  a favorable side effect profile not significantly different from placebo; and

  no "rebound" anxiety following treatment cessation.
Our first Phase II clinical trial investigated the effects of an immediate release formulation of ocinaplon on 60 GAD patients. In this clinical trial, ocinaplon demonstrated a highly statistically significant reduction of anxiety during the four-week study period using a number of anxiety measurements, including the Hamilton Anxiety Scale. In addition, statistically significant effects were measured as early as one week after treatment, a much shorter period than reported results for current treatments. The incidence of side effects did not differ significantly from placebo. In connection with this study, there was one possibly drug-related serious adverse event associated with elevated liver enzymes. The patient fully recovered from the event.

Our second Phase II clinical trial evaluated two controlled release formulations of ocinaplon. This multicenter trial involved 127 patients and was a 14-day double-blind, placebo-controlled clinical trial of ocinaplon in patients with GAD. The data indicated that both formulations of ocinaplon produced statistically significant reductions in anxiety as compared to placebo after 14 days of dosing, with initial effects observed as early as one week, a more rapid response than reported results for current treatments. Both formulations were safe and well tolerated.

The start of our scheduled Phase III pivotal clinical trial of ocinaplon in the treatment of GAD was placed on hold by the FDA in October 2003. Citing concerns over a serious adverse event experienced by one patient in our first Phase II clinical trial with an immediate release formulation as discussed above, the FDA asked us to provide additional safety information. We have submitted a response to the FDA and have requested that the FDA lift the clinical hold. We cannot assure you that the FDA will view our response as persuasive or whether the FDA will lift the clinical hold. Subject to a favorable outcome in respect of the FDA’s inquiry, we plan to start a Phase III clinical trial and, as part of the ongoing clinical development of ocinaplon, continue our Phase I program investigating such standard variables as age and drug interactions. We also initiated the FDA-required two-year carcinogenicity study for ocinaplon in the third quarter of 2003.

Pain

Bicifadine. Bicifadine is our product candidate for the treatment of pain. Drugs for the treatment of pain, or analgesics, have historically been placed into one of two general categories:

  narcotics, e.g., morphine, codeine, Demerol and Percodan; and

  non-narcotic prostaglandin inhibitors, e.g., aspirin, acetaminophen, ibuprofen and COX-2 inhibitors.
While drugs in both of these categories are regularly used in the treatment of pain, their use has been limited because of various side effect profiles. In addition, administering these drugs for extended durations has been problematic. Although prostaglandin inhibitors have been used for the treatment of pain, particularly pain associated with inflammation, their efficacy is limited to milder types of pain and they often display undesirable side effects relating to the gastrointestinal tract and the liver. Narcotics are also used to treat pain, but tolerance develops rapidly and higher doses eventually lead to physical dependence and additional side effects, including respiratory depression. Ultram, originally thought to be a non-narcotic, has been reported to act at certain opiate receptors and has the potential to cause morphine-like psychic and physical dependence. Despite these drawbacks, according to IMS, U.S. sales in 2002 of narcotic and non-narcotic analgesics exceeded $5.7 billion.

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

Bicifadine is not a narcotic and, in preclinical studies, it has been shown not to act at any opiate receptor. In animal models, bicifadine does not demonstrate abuse, addiction or dependence potential. Four Phase I clinical trials and 14 Phase II clinical trials involving over 1,000 patients were conducted by Wyeth or us with an immediate release formulation of bicifadine. In five double-blind, placebo-controlled Phase II clinical trials of the immediate release formulation, bicifadine demonstrated a statistically significant reduction in pain, in some cases comparable to or better than positive controls such as codeine. In addition, we have conducted six clinical trials using a controlled release formulation, four of which were pharmacokinetic Phase I studies. To date, the numbers of subjects treated with bicifadine in all clinical trials is 1,555.

In August 2002, we completed a Phase II clinical trial in the United States involving 750 patients in the treatment of moderate to severe post-surgical dental pain. This Phase II trial was a single dose, double-blind, placebo-controlled, study that evaluated three controlled release doses of bicifadine and one dose of codeine compared to placebo. Bicifadine produced a highly statistically significant, dose-related reduction in pain with each of the two higher doses of bicifadine and was shown to be an effective analgesic as compared to placebo. The efficacy of bicifadine was at least equivalent to codeine at all three doses. The trial demonstrated bicifadine to be safe and relatively well tolerated without producing any serious adverse events. The two higher doses of bicifadine did produce significantly more adverse events than placebo, with 400 mg and 600 mg producing 22% and 37%, respectively, versus placebo producing 11%. The most frequently reported events were nausea and vomiting.

In September 2003, we completed a 540-patient, double-blind, placebo-controlled Phase III clinical trial to compare three doses of bicifadine and one dose of tramadol to placebo in a moderate to severe post-surgical dental pain model. Bicifadine, in a dose dependent fashion, produced a highly statistically significant reduction in pain compared to placebo, as did the single dose level of tramadol. Statistically significant increases in analgesia were measured as early as one hour after administration and these effects were sustained for the balance of the six-hour measurement period. The maximal efficacy of bicifadine was statistically indistinguishable from tramadol. Both bicifadine and tramadol were safe and relatively well tolerated without producing any serious adverse events. Tramadol (100 mg) and the 400 mg and 600 mg doses of bicifadine produced significantly more adverse events than placebo with the most frequently reported symptoms being nausea and vomiting. Both the 200 mg and 400 mg doses of bicifadine, however, produced significantly fewer adverse events, including nausea and vomiting, than tramadol, suggesting a superior therapeutic safety ratio for bicifadine.

If ultimately approved, bicifadine would not be limited to use in the pain models studied as efficacy studies will likely be conducted in other pain paradigms. We initiated the FDA-required two-year carcinogenicity study for bicifadine in October 2003. As part of the ongoing clinical development of bicifadine, we plan to continue our Phase I program investigating such standard variables as gender and drug interactions. We anticipate having to conduct two additional pivotal clinical trials in a second post-surgical pain model involving five to seven days of dosing to support an NDA filing for an acute pain indication. To support the filing, we anticipate that we will be required to collect human safety data in another Phase III clinical trial. We have scheduled a meeting with the FDA on March 30, 2004 to review our clinical plan for bicifadine.

Depression

DOV 216,303 and DOV 21,947. These product candidates for the treatment of depression, are triple uptake inhibitors affecting the neurotransmitters norepinephrine, serotonin and dopamine. These neurotransmitters regulate numerous functions in the central nervous system, and imbalances in them have been linked to a number of psychiatric disorders, including depression. The actions of these neurotransmitters are terminated by specific transport proteins that remove them from synapses in the brain. Antidepressants are thought to produce their therapeutic effects by inhibiting the uptake activity of one or more of these transport proteins, effectively increasing the concentration of these neurotransmitters at their receptors.

The emergence of selective serotonin reuptake inhibitors, or SSRIs, starting with Prozac in January 1988, followed by Zoloft in February 1992 and Paxil in January 1993, has had a dramatic impact on the antidepressant market. According to IMS figures, sales of antidepressants in the United States increased from approximately $424 million in 1987, the year prior to the introduction of Prozac, to approximately $9.7 billion in 2002. Despite this widespread commercial success, SSRIs suffer from the following limitations:

  30% - 40% of patients do not experience an adequate therapeutic response;

  three or more weeks of therapy are often required before a meaningful improvement is observed; and

  side effects such as nervousness, agitation, insomnia and sexual dysfunction.
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

In preclinical studies, DOV 216,303 and DOV 21,947 were shown to potently inhibit the uptake of all three neurotransmitters, serotonin, norepinephrine and dopamine. In animal models highly predictive of antidepressant action, DOV 216,303 and DOV 21,947 were more potent than both Tofranil, a dual uptake inhibitor, Prozac and Celexa. Because of their ability to inhibit the uptake of all three neurotransmitters implicated in depression, we believe DOV 216,303 and DOV 21,947 may be more effective and have a more rapid onset than other antidepressants.

In 2002 we completed two dose-escalating, placebo-controlled, double-blind Phase Ia and Phase Ib clinical trials that evaluated the blood levels and side effect profile produced by single and multiple doses of DOV 216,303. The drug was rapidly absorbed following oral administration, with blood levels proportional to the administered dose. No adverse effects were observed after doses five to ten times higher than the projected therapeutic doses. In 2003 we initiated a Phase II multi-centered, double-blind, safety, efficacy and tolerability clinical trial that compares DOV 216,303 to citalopram, an SSRI, in patients with major depressive disorder and expect to report results from this clinical trial in the third quarter of 2004.

In the third quarter of 2003, we initiated a placebo-controlled, double-blind Phase I pharmacokinetic clinical trial to determine the safety of ascending doses of DOV 21,947 and have completed dosing of up to 150 mg a day without observing any dose-limiting adverse effects. We initiated a Phase Ib clinical trial of multiple doses of DOV 21,947 in February 2004. We expect to report results from this clinical trial in the third quarter of 2004.

Preclinical Development

We currently have two compounds in preclinical development for the treatment of CNS disorders. DOV 51,892 is believed to function as partial positive allosteric modulators at specific GABAa receptor subtypes that may be involved in the treatment of various anxiety disorders including panic. DOV 102,677 targets the dopamine transporter protein and we believe may be used in the treatment of Parkinson’s disease, restless leg syndrome and attention deficit disorder. We recently received a composition of matter patent for DOV 102,677. Based upon preclinical pharmacological data, we intend to move DOV 51,892 and DOV 102,677 into clinical testing in the second half of 2004.

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

Calcium channel blockers remain a standard-of-care in the treatment of chronic stable angina and hypertension and continue to be highly endorsed by the medical community. Although comparative studies have demonstrated equivalent anti-angina effects for many marketed calcium channel blockers, a lower incidence of side effects with diltiazem was often reported in these studies. According to IMS figures for 2002, total sales of diltiazem in the United States were $908 million.

In an effort to provide both therapeutic blood levels of diltiazem for longer periods of time and improved patient compliance, several slow or extended release preparations of diltiazem have been developed for the treatment of hypertension and chronic stable angina. However, these commercially available, once-daily, extended release formulations produce only a partial reduction of chronic stable angina. According to published studies, currently marketed diltiazem products such as Tiazac, Cardizem CD and Dilacor XR only reduce the number of angina attacks by approximately 50% - 60% when given at FDA-approved therapeutic doses. We believe incomplete reduction in angina demonstrated by current treatments may be the result of inadequate blood levels of the drug in the morning hours, when approximately half of angina attacks occur. Experts in chronic stable angina have confirmed their dissatisfaction with the ability of current extended release products to adequately treat many of their patients on a once-a-day basis.

We believe that DOV diltiazem will reduce morning angina attacks to a significantly greater extent than commercially available products because of its combination of immediate and extended release components. Data from three Phase I trials indicate that our patented formulation produces clinically relevant blood levels within 30 minutes of administration and results in higher blood levels in the morning than Tiazac. A Phase I pharmacokinetic study indicated that a high-fat meal, proximate to dosing, retarded the bioavailability of the immediate release component of the diltiazem formulation under development. However, we recently completed a Phase I clinical trial that demonstrated that neither a low-fat cardiac meal nor a standard high-fat meal taken 30 minutes after dosing of DOV diltiazem had an effect on the rate of absorption and elimination of DOV diltiazem. Based upon this data, we are currently finalizing a clinical plan for its further development, which we intend to submit to the FDA for approval in the second quarter of 2004. We intend then to evaluate strategic alternatives for DOV diltiazem’s Phase III clinical development.

Collaborations and Licensing Agreements

One of our business strategies is to establish alliances with industry leaders to access their unique technologies and capabilities. To date, we have established the following collaborations and licensing agreements:

Elan Corporation, plc and Elan International Services, Ltd.

In January 1999, Elan and we established a joint venture and formed DOV (Bermuda), Ltd., or DOV Bermuda, a holding company, and Nascime Limited, or Nascime, an operating company, to develop controlled release formulations of bicifadine for the treatment of pain and ocinaplon for the treatment of anxiety disorders and epilepsy. In connection with the establishment of the joint venture, Elan provided us with debt and equity financing to fund our initial $8.0 million investment in, and our share of the operations of, the joint venture. We issued Elan a convertible promissory note for $8.0 million, which note is convertible at any time, together with accrued unpaid interest, into shares of our common stock at $3.98 per share until the maturity of the note in January 2005. This note may not be prepaid without Elan’s consent. Elan also purchased, for an aggregate of $3.0 million, 525,025 shares of our common stock, 354,643 shares of our series B preferred stock and warrants, expiring in January 2005, to purchase 121,500 shares of our common stock at an exercise price of $3.41 per share. As issued, Elan was entitled to exchange the principal amount of the convertible note for additional participation in the joint venture to make our respective equity interests equal. In March 2003, Elan surrendered this exchange right and received from us, as partial consideration, warrants to purchase 75,000 shares of our common stock, exercisable at $10.00 per share until January 21, 2006.

Pursuant to the original agreements, through December 31, 2002, Elan and we funded the joint venture in proportion to our equity interests in the venture, 19.9% and 80.1%, respectively. We were allowed to draw down on a $7.0 million convertible line of credit provided to us by Elan. We have drawn down on the convertible line of credit in the past and at December 31, 2003, $3.6 million of principal and accrued interest was outstanding. Our ability to borrow further under the convertible line of credit expired on March 27, 2002. This convertible line of credit may not be prepaid without Elan’s consent. The holder of the convertible line of credit promissory note also has the right to convert the outstanding principal amount, together with any accrued unpaid interest under such note, into shares of our common stock at $3.41 per share.

Effective January 1, 2003, Elan no longer funded its pro rata portion of the joint venture’s expenses and, after funding ours and Elan’s portion of the joint venture’s expenses for the first and second quarters of 2003, our equity ownership in the joint venture increased to 83.0% from 80.1%.

On October 21, 2003, we entered into an agreement with Elan and certain of Elan’s affiliates to terminate the joint venture and acquire 100% ownership of Nascime, the joint venture’s operating company. In connection with this agreement, among other things, Elan and we agreed to eliminate all material consent rights found in the 1999 stock purchase and license agreements, including Elan’s right to consent to a sale of all or any material portion of our properties or assets. Moreover, in its new license agreement with Nascime discussed below, Elan surrendered its previous right to terminate the license if a technological competitor of Elan acquires ten percent or more of our voting stock or enters into any joint venture, collaborative, license or other agreement with us to the extent that the competitor is materially engaged in our business or development. The new license agreement also eliminates Elan’s consent rights in the case of an investment in our stock by a technological competitor of Elan or a 50% investment by any other investor. The termination agreement ends Elan’s involvement in the nearly five-year joint venture established to develop controlled release formulations of bicifadine and ocinaplon.

Pursuant to the termination agreement, we paid $5.0 million to a subsidiary of Elan in respect of its 17% equity stake in the joint venture. We agreed to indemnify Elan and its affiliates, subject to certain limitations, for claims arising from the past, present and any future activities of the joint venture companies, including activities related to the conduct of the joint venture’s clinical trials. Each party waived any rights and released the other parties from any claims arising under certain of the principal joint venture agreements. Elan has also waived its right to nominate and elect a member to our board of directors until at least January 2005 and not to transfer that right to any third party upon any sales of our securities it holds. Elan granted to Nascime, now wholly owned by us, a new non-exclusive, royalty-free, perpetual, worldwide license to make and sell the two product candidates in controlled release formulations using the Elan intellectual property licensed to the joint venture, including that developed during the venture. In connection with the license grant, Elan will be entitled to receive up to an aggregate of $3.0 million when the products are licensed or come to market. If we decide to retain Elan to provide additional development and manufacturing services, we and Elan will have to negotiate appropriate terms under a new agreement.

Biovail Laboratories Incorporated and Biovail

In January 2001, we entered into a license, research and development agreement with Biovail to develop, manufacture and market DOV diltiazem. Biovail’s license to use DOV diltiazem was exclusive and worldwide in scope. We received an upfront license fee of $7.5 million, plus under the license agreement Biovail funded clinical trial costs. If the agreement had continued, we would have been entitled to further payments, if milestones were met, as well as royalties on sales, if any. In March 2003, following Biovail’s receipt of marketing authorization for Cardizem LA, we and Biovail agreed to terminate the license agreement.

The separation agreement provided for the return to us of the patent license covering DOV diltiazem, a $1.0 million payment by us to Biovail and contingent payments by us to Biovail of $3.0 million upon issuance of marketing authorization for the drug and up to $7.5 million based upon sales, if any. We and Biovail have delivered mutual releases relating to the license agreement. Biovail has agreed to return all confidential information, DOV intellectual property and clinical supporting data and discoveries developed and made during the two-year collaboration.

Neurocrine Biosciences, Inc. and Pfizer, Inc.

In June 1998, we sublicensed indiplon to Neurocrine on an exclusive, worldwide basis for ten years or, if later, the expiration of the patent covering either the compound or the marketed product, currently August 2020. At the end of the term, Neurocrine will be deemed to have a fully-paid, royalty-free license to the compound and the marketed product. During the term of the agreement and after payments to our licensor, Wyeth, we are entitled to receive a royalty equal to 3.5% of net sales for the later of the expiration of the Wyeth patents in such country and a period of the first ten years post launch in a given market, if any, and additional net milestone payments of up to approximately $3.5 million. As noted below, the royalty term has been expanded to include Neurocrine patents covering indiplon.

In December 2002, we and Neurocrine, together with our licensor Wyeth, agreed to establish three standby licenses, one to Neurocrine from Wyeth in case our license agreement is terminated by reason of our default, another to Neurocrine’s partner (subsequently Pfizer, as noted below) from us in case the sublicense agreement with Neurocrine is terminated by reason of Neurocrine’s default and a third standby license from Wyeth to Neurocrine’s partner in case both Neurocrine and we default in our respective agreements. These provisions assure any new partner with Neurocrine that, should a party or parties above it on the license chain default, it will be able to develop and sell indiplon. If the standby measures are ever used, the Neurocrine partner must first cure any defaults, thus protecting any milestones and royalties owing to us and Wyeth. The standby license in each case is the same as the one issued by the party that defaults.

Following this agreement on standby licenses, in December 2002, Neurocrine and Pfizer announced a global agreement for the exclusive worldwide development and commercialization of indiplon. Neurocrine and Pfizer are responsible for the research, development and commercialization of indiplon. We have the right to terminate our agreement with Neurocrine, with regard to the entire territory, if Neurocrine terminates the research and development program or halts the research and development program for six months or longer within the United States, other than for reasons relating to regulatory constraints. Likewise, if Neurocrine halts, for six months or longer, or terminates the research and development program in any other country, we have the right to terminate the agreement with respect to that country. If we terminate the agreement due to an uncured breach by Neurocrine, it must transfer to us all information and know-how related to indiplon or the marketed product, and all governmental filings and approvals.

On February 25, 2004, we entered into agreements to reorganize our license agreement with Wyeth in respect to four compounds, as discussed in in more detail below under the subheading “Market Exclusivity, Patent Protection and Intellectual Property - In licenses- Wyeth” in this “Business” Section and our sublicense agreement with Neurocrine in respect to indiplon. As part of the reorganization, Neurocrine will acquire Wyeth’s interest under the license covering indiplon entered into between Wyeth and DOV in 1998. Once effective, the restated sublicense agreement with Neurocrine will expand the royalty term to include the life of Neurocrine patents as well as Wyeth patents covering indiplon. The revised agreement will allow Neurocrine to pay to us royalty and milestone payments net of those amounts that would be owed by DOV to Wyeth. In addition, the first milestone payment to Wyeth of $2.5 million upon an NDA filing has been changed to $1.0 million upon an NDA filing and $1.5 million upon an NDA approval. The agreements are not yet effective and are subject to closing, which we are advised will occur shortly as all substantive conditions to closing have been met.

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

The Hatch-Waxman Act

Under the United States Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, newly approved drugs and indications benefit from a statutory period of marketing exclusivity. Under the Hatch-Waxman Act, the FDA provides marketing exclusivity to the first applicant to gain approval for a particular new drug by prohibiting the filing of an abbreviated NDA, or ANDA, by a generic competitor for up to five years after the drug is first approved. The Hatch-Waxman Act also provides three years of marketing exclusivity for a new indication for an existing drug. This market exclusivity is provided even in the absence of patent protection for the approved drug. If the drug is also claimed in a patent, a third party may file an ANDA four years after the drug is first approved, provided that the third party certifies that the applicable patent is invalid or not in fringed.

Because they appear to be compounds with new active ingredients, we believe ocinaplon, bicifadine and DOV 216,303 will each be eligible for the five-year exclusivity provisions of the Hatch-Waxman Act if they are the first approved drugs containing their active compounds. Since certain patents that provide protection for bicifadine, DOV 216,303 and ocinaplon have expired, these market exclusivity provisions will be of particular importance to the success of these compounds if they are approved by the FDA.

The Hatch-Waxman Act also permits an extension of up to five years of the term of a patent for new approved products to compensate for patent term lost during the FDA regulatory review process if applied for before patent expiration and if research and development has been sufficiently continuous. Only one patent applicable to any approved drug is eligible for extension under these provisions. In addition, this extension must be applied for after NDA approval of the new drug covered by the patent and before expiration of the patent. We are considering applying for patent term extensions for some of our current patents under the Hatch-Waxman Act to add patent life beyond the expiration date. Since patent term extensions for patent term lost require prior NDA approval of the product, our prospective eligibility for extensions is subject to the expected length of clinical trials and factors involved in the filing and approval of an NDA.

Patents and Intellectual Property Protection

We seek to protect our rights in the compounds, formulations, processes, technologies and other valuable intellectual property invented, developed, licensed or used by us through a number of methods, including the use of patents, patent extensions and license agreements. We have or have licensed from others twelve issued U.S. patents, seven of which have expired, including the patent for the use of bicifadine for pain, the use of DOV 216,303 for the treatment of depression and a patent covering ocinaplon.

The patent that currently provides protection for the use of bicifadine and DOV 216,303 for alcohol, cocaine addiction and addictive disorders is due to expire in December 2018. In 2002, we filed a provisional patent claiming a novel, three-dimensional composition of matter for bicifadine, as well as therapeutic uses and methods of manufacture. A patent was also filed claiming novel controlled release formulations of bicifadine. We intend to file a provisional patent application making additional claims relating to bicifadine in 2004.

The patent covering ocinaplon expired in June 2003. Intermediates useful for manufacturing ocinaplon are currently protected by a patent that is due to expire in February 2007. In 2002, we filed a provisional patent claiming controlled release formulations of ocinaplon.

A composition of matter patent for indiplon, patent no. 6,399,621, which falls under our license agreement and our sublicense to Neurocrine, was issued to a former Wyeth subsidiary, American Cyanamid, in June 2002 and is due to expire in August 2020. A further composition of matter patent covering indiplon, patent no. 6,544,999, was issued to Neurocrine in April 2003 and is due to expire in October 2020.

In December 2000, a patent issued covering the compound formulation of DOV diltiazem. This patent is due to expire in April 2018. Additionally, in May 2001, we filed a patent application covering an additional release characteristic of DOV diltiazem. This application continues to be prosecuted at the United States Patent and Trademark Office, or USPTO.

In April 2002, a patent issued covering the composition of matter, use and method of treatment and method of manufacture for DOV 21,947. It is a triple uptake inhibitor under development for the treatment of depression. This patent is due to expire in January 2021.

In January 2003, a patent issued covering the composition of matter, use and method of manufacture of DOV 102,677, our candidate for the treatment of indications including parkinson’s disease, restless leg syndrome and attention deficit disorder. This patent will expire in 2023.

Regarding DOV 51,892 and related molecules, addressing anxiety disorders, we have filed patent applications covering composition of matter, use and methods of manufacture.

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

  patents relating to use; and

  patents relating to special compositions and formulations.
In-Licenses

Wyeth. In May 1998, we licensed from Wyeth, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303 for any indication, including insomnia, pain, anxiety and depression. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth’s right of first refusal.

On February 25, 2004, we entered into agreements to reorganize our exclusive license agreement with Wyeth in respect of four compounds, indiplon, ocinaplon, bicifadine and DOV 216,303, and our sublicense agreement with Neurocrine in respect of indiplon as discussed in in more detail under the subheading “Neurocrine Biosciences, Inc. and Pfizer, Inc.” in this “Business” section. We are currently obligated to pay Wyeth minimum royalties of 2.5% of net sales for indiplon, ocinaplon and DOV 216,303 and 4.5% of net sales for bicifadine, and minimum milestones of $2.5 million for indiplon, ocinaplon and DOV 216,303 and $5.0 million for bicifadine upon a NDA filing. However, if we sublicense the compounds we are then obligated to pay Wyeth up to 35% of any payments we received from that compound.

Once the registration is effective, under the restated license, agreements, we will be obligated to pay Wyeth royalties of 2.5% of net sales for indiplon, 3.5% of net sales for ocinaplon and DOV 216,303 and 5.0% of net sales for bicifadine, and milestones of $1.0 million for indiplon, $2.5 million for ocinaplon and DOV 216,303 and $5.0 million for bicifadine upon NDA filing and $1.5 million for indiplon, and $4.5 million each for bicifadine, ocinaplon and DOV 216,303 upon a NDA approval. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5% should we partner or sublicense that compound. In addition, should we partner or sublicense a compound, the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. Upon effectiveness of the reorganization, we will no longer be required to pay up to 35% of sublicense remuneration if greater than these fixed amounts. If we enter into a change of control transaction as defined in the agreement before February 25, 2005, we must pay Wyeth an additional $10 million milestone upon closing of such change of control transaction. As part of the reorganization, Neurocrine will acquire Wyeth’s interest under the license covering indiplon. Accordingly, the reorganization with Neurocrine allows Neurocrine to pay to DOV royalty and milestone payments net of those amounts that would be owed by DOV to Wyeth.

If Wyeth terminates the license upon an uncured breach by us, and by Neurocrine under the standby license, we must transfer all information, data and know-how relating to the products and any government authorizations, in addition to our rights derived from our sublicensees with regard to the products. The agreement expires as to each compound the later of the expiration of the Wyeth patents in such country and a period of ten years following the launch of each compound in each country. Upon such expiration, with respect to each country we will have a fully paid, royalty-free license with the right to make, use or sell the compounds without any further monetary obligation to Wyeth.

Elan. On October 21, 2003, in connection with termination of the joint venture with Elan, Elan granted to Nascime Limited, the former joint venture operating company, now wholly owned by us, a non-exclusive, royalty-free, perpetual, worldwide license to make and sell controlled release formulations of ocinaplon and bicifadine using the Elan intellectual property licensed to the joint venture, including that developed during the venture. We are required to pay Elan milestones, amounting to $1.0 million for ocinaplon and $0.5 million for bicifadine upon license of the products to a third party for development or commercialization, and additional equal amounts upon commercial launch, or an aggregate of $3.0 million upon commercial launch of both products if we do not license the products to a third party. The Elan intellectual property under license includes certain Elan know-how and all Elan patents owned, licensed or controlled by Elan subsequent to the license agreement.

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

Phase I
Refers typically to closely-monitored clinical trials and includes the initial introduction of an investigational new drug into human patients or normal volunteer subjects. Phase I clinical trials are designed to determine the metabolism and pharmacologic actions of a drug in humans, the side effects associated with increasing drug doses and, if possible, to gain early evidence on effectiveness. Phase I trials also include the study of structure-activity relationships and mechanism of action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes. During Phase I clinical trials, sufficient information about a drug’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase II studies. The total number of subjects and patients included in Phase I clinical trials varies, but is generally in the range of 20 to 80.

Phase II
Refers to controlled clinical trials conducted to evaluate the effectiveness of a drug for a particular indication or indications in patients with the disease or condition under study and to determine the common short-term side effects and risks associated with the drug. These clinical trials are typically well controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred patients.

Phase III
Refers to expanded controlled and uncontrolled clinical trials, also involving patients with the disease or condition under study. These clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. They are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III trials usually include from several hundred to several thousand patients.

The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. To date we have conducted many of our clinical trials in the United Kingdom, France and Germany where they are monitored by the cognizant agency. All clinical trial test design and results, whether the trial is conducted in the United States or abroad, are subject to review by the FDA following IND or NDA filings.

Once Phase III trials are completed, drug developers submit the results of preclinical studies and clinical trials to the FDA, in the form of a NDA, for approval to commence commercial sales. In response, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not meet regulatory approval criteria. FDA approval may not be granted on a timely basis, or at all. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product. Similar regulatory procedures must also be complied with in countries outside the United States.

If the FDA approves the NDA, the drug becomes available for physicians to prescribe in the United States. After approval, the drug developer must submit periodic reports to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional trials to evaluate any adverse reactions or long-term effects.

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

Insomnia Market

Indiplon, our sleep promoting compound sublicensed to Neurocrine and Pfizer, will compete in the sedative market. This market is dominated by Ambien, marketed by Sanofi-Synthélabo, and Sonata, marketed by King Pharmaceuticals, Inc. Significant market positions are also held by Restoril, now marketed by Mallinckrodt Inc., and Halcion, marketed by Pfizer along with their generic equivalents. Additionally, in 2004, Sepracor received an approvable letter from the FDA for Estorra (esopiclone), another non-BDZ.

Anxiety Market

Ocinaplon, our compound for the treatment of anxiety, will compete in the anxiolytic market, which includes the BDZs, Valium, Xanax, lorazepam and chlordiazepoxide. These drugs, together with BuSpar, marketed by Bristol-Myers Squibb Company, and the newer antidepressants make up the majority of drugs used to treat anxiety.

Pain Market

Bicifadine, our compound for the treatment of pain, targets the analgesic market. A number of pharmaceutical companies sell generic and branded narcotic and non-narcotic prescription analgesics. In the narcotic section of this market, Oxycontin, marketed by Purdue, Duragesic, marketed by Johnson & Johnson, and Vicodin and Vicoprofen, marketed by Abbott, comprised approximately 59% of all non-injectible narcotics sold in the United States in 2002 according to IMS reports. Ultram, marketed by Johnson & Johnson, remained the most dominant selling non-narcotic analgesic in 2002, comprising approximately 31% of the market in 2002 as defined by IMS. A generic version of Ultram, however, has recently become available.

Depression Market

DOV 216,303 and DOV 21,947 will target the antidepressant market, which is dominated by SSRIs, including Prozac, marketed by Eli Lilly and other companies in generic form, as well as Paxil, marketed by GlaxoSmithKline, Zoloft, marketed by Pfizer, and Celexa and Lexapro, marketed by Forest Laboratories. SSRIs comprise nearly 75% of the antidepressant market. Other drugs in this market include Effexor, marketed by Wyeth, Wellbutrin, marketed by GlaxoSmithKline, Serzone, marketed by Bristol-Myers Squibb, tricyclics and tetracyclics.

Angina and Hypertension Markets

DOV diltiazem will compete in the chronic stable angina and hypertension markets. Calcium channel blockers are used in the treatment of both these conditions. The diltiazem class of calcium channel blockers has been utilized extensively in the treatment of chronic stable angina, which is the most prevalent type of angina. Leading branded diltiazem products include Cardizem CD, marketed by Biovail, Tiazac, marketed by Forest in the United States and Biovail elsewhere in the world, and Cartia XT, a branded generic drug, marketed by Andrx. In February 2003, Biovail announced FDA approval for Cardizem LA (long acting), a diltiazem formulation intended for nighttime dosing in the treatment of hypertension, but which holds approval potential for the treatment of angina.

Employees

As of December 31, 2003, we had 39 employees, consisting of 36 full-time employees and three part-time employees. Of the full-time employees, ten hold Ph.D., M.D. or equivalent degrees. None of our employees is represented by a collective bargaining arrangement, and we believe our relationship with our employees is good.

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

Larry Stein, Ph.D. is professor and former chairman of the Department of Pharmacology and professor in the Department of Psychiatry and Human Behavior at the University of California, Irvine. In addition, he is Chief Scientific Officer, Corporate Affairs and Initiatives in the University of California Irvine College of Medicine. From 1969 to 1979, Dr. Stein served as the head of the Psychopharmacology Department at Wyeth Laboratories and adjunct professor in the Psychology Department at Bryn Mawr College and in the Departments of Psychology and Psychiatry at the University of Pennsylvania. Dr. Stein is a world renowned neuropsychopharmacologist and has served as a consultant for several pharmaceutical companies, including the Schering-Plough Corporation, American Cyanamid, Syntex Laboratories, Inc. and CoCensys, Inc.

David H. Farb, Ph.D. is a molecular pharmacologist and neuroscientist and serves as professor and chairman of the Department of Pharmacology and Experimental Therapeutics at Boston University School of Medicine. He served previously as Professor of Anatomy and Cell Biology and head of the Molecular Pharmacology Research Program at SUNY Downstate Medical Center. Dr. Farb’s accomplishments include selection as the Fogarty Senior International Fellow at the Molecular Genetics Unit of the Medical Research Council (Cambridge, UK), membership in the Harvey Society, participation in the panel of Independent Assessors of the National Health and Medical Research Council of the Commonwealth of Australia and service on the Executive Committee at Boston University Medical School. Dr. Farb was elected chair of the Section of Biological Sciences and founded the Section of Neuroscience at the New York Academy of Sciences.

Arvid Carlsson, M.D., Ph.D. is a world renowned neuropharmacologist and the recipient of numerous prizes and awards, including the Nobel Prize and the Legion of Honour. Dr. Carlsson has been Professor Emeritus at the University of Gothenburg, Sweden since 1989. Prior to that, he was Professor, Pharmacology Department, University of Gothenburg since 1959 and served as chairman from 1959 to 1976. He has conducted groundbreaking research in the areas of depression, schizophrenia and Parkinson’s disease.

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

Website Availability of Reports

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

Prior to our April 24, 2002 initial public offering of 5,000,000 shares of our common stock, there had been no public market for our common stock and an active public market for our common stock may cease at any time. Market prices for securities of biopharmaceutical companies have been particularly volatile. In particular, our stock price has experienced a substantial decline following our initial public offering. Some of the factors that may cause the market price of our common stock to fluctuate include:

  results of clinical trials conducted by us or on our behalf, or by our competitors;

  business or legal developments concerning our collaborators or licensees, including Pfizer and Neurocrine;

  regulatory developments or enforcement in the United States and foreign countries;

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
If any of the foregoing risks occur, our stock price could fall and expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. In this regard, following a decline in the aftermarket trading price of our common stock in connection with our initial public offering, beginning on April 30, 2002, a number of class action lawsuits were filed naming us as defendants, in addition to certain of our officers and directors and certain of our underwriters. On December 20, 2002, we entered into a settlement agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. Pursuant to the settlement agreement, we have paid the class members (inclusive of their attorneys’ fees and costs) $250,000 in cash and issued them six-year warrants to purchase 500,000 shares of our common stock with an exercise price of $10.00 per share. Upon issuance, we determined the value of the warrants to be $2.2 million.

We have incurred losses since our inception and expect to incur significant losses for the foreseeable future, and we may never reach profitability.

Since our inception in April 1995 through December 31, 2003, we have incurred significant operating losses and, as of December 31, 2003, we had an accumulated deficit of $67.4 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

In October 2003, the FDA placed the start of our Phase III pivotal clinical trial of ocinaplon on hold and requested that we produce additional safety information. We have submitted a response to the FDA and have requested the FDA to lift the clinical hold. We cannot assure you that we have submitted or will be able to submit all information expected by the FDA or further information that may be requested by the FDA, or that our response will be seen as persuasive, or that the FDA will release the hold placed by it on the commencement of a Phase III pivotal clinical trial of ocinaplon or any revised clinical study designed to respond to the FDA’s safety concerns. Given the uncertainty surrounding the regulatory and clinical trial process, we may not be able to successfully advance the development of safe, commercially viable products including ocinaplon. If we are unable to successfully develop and commercialize any of our product candidates, this could severely harm our business, impair our ability to generate revenues and adversely impact our stock price.

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

As noted above, in October 2003, the FDA placed the start of our Phase III pivotal clinical trial of ocinaplon on hold and requested that we produce additional safety information. We have submitted a response to the FDA and have requested that the FDA lift the clinical hold. We cannot assure you that we have submitted or will be able to submit all information expected by the FDA or further information that may be requested by the FDA or that our response will be seen as persuasive, or that the FDA will release the hold placed by it on the commencement of the Phase III pivotal clinical trial or any revised clinical study designed to respond to the FDA’s safety concerns.

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

The reorganization of our arrangements with Neurocrine and Wyeth is subject to certain conditions and may not become effective in which case our present agreements will not be amended.

In February 2004, we entered into agreements with Wyeth and Neurocrine to reorganize our license and sublicense agreements for the development and commercialization of our four compounds, indiplon, ocinaplon, bicifadine and DOV 216,303, as described under the subheading “Business-Neurocrine Biosciences, Inc., and Pfizer, Inc., and – In-Licenses” in this “Business” section. The reorganization is subject to closing, which we are advised will occur shortly as all substantive conditions to closing have been met. If the reorganization does not become effective, our existing license with Wyeth and our sublicense with Neurocrine will remain in effect.

Our success in developing our product candidates depends upon the performance of our licensees and collaborative partners.

Our efforts to develop, obtain regulatory approval for and commercialize our existing and any future product candidates depend in part upon the performance of our licensees and collaborative partners. Currently, we have license and collaborative agreements with Neurocrine, Pfizer and Wyeth. Neurocrine has entered into a development and commercialization agreement with Pfizer involving a further sublicense under our agreement with Neurocrine. In connection with certain of these agreements, we have granted certain rights, including development and marketing rights and rights to defend and enforce our intellectual property. We do not have day-to-day control over the activities of our licensees or collaborative partners and cannot assure you that they will fulfill their obligations to us, including their development and commercialization responsibilities in respect of our product candidates. We also cannot assure you that our licensees or collaborators will properly maintain or defend our intellectual property rights or that they will not utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Further, we cannot assure you that our licensees or collaborators will not encounter conflicts of interest, changes in business strategy or other business issues, or that they will not acquire or develop rights to competing products, all of which could adversely affect their willingness or ability to fulfill their obligations to us.

From January 1999 until October 21, 2003, Elan and we were engaged in developing controlled release formulations of bicifadine and ocinaplon pursuant to our joint venture. Effective January 1, 2003, Elan no longer funded its pro rata portion of the joint venture’s expenses and, in October 2003, we acquired from Elan 100% ownership of Nascime, the joint venture’s operating subsidiary, and the product candidates bicifadine and ocinaplon. This acquisition ended our involvement with Elan in the nearly five-year joint venture. If we decide to retain Elan to provide additional development and manufacturing services, we and Elan will negotiate appropriate terms under a new agreement. In March 2003, we and Biovail terminated our collaboration for DOV diltiazem.

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

At December 31, 2003, we had cash and cash equivalents and marketable securities of $52.2 million. We currently have no commitments or arrangements for any financing. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least the end of 2004. Our convertible promissory note and our convertible line of credit promissory note mature on January 20, 2005, at which time the principal amount and unpaid accrued interest become due and payable. At anytime prior to the date either of the notes are paid in full, the holders of the notes have the right to convert the outstanding principal and unpaid accrued interest amount of the convertible promissory note and the convertible line of credit promissory note into shares of our common stock at $3.98 per sh are and $3.41 per share, respectively. If in January 2005 the note holders choose to have the notes repaid in cash  we will be required to pay them approximately $16.1 million and if we have not raised additional capital, curtail operations until we raise additional capital. Even if the note holders choose to exchange the notes into shares of our common stock, we believe that we may require additional funding after 2004 to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We may continue to seek additional capital through public or private financing or collaborative agreements. If adequate funds are not available, we may be required to curtail significantly or eliminate at least temporarily one or more of our product development programs.

The success of our business depends upon the members of our senior management team, our scientific staff and our ability to continue to attract and retain qualified scientific, technical and business personnel.

We are dependent on the members of our senior management team, in particular, our Chief Executive Officer and President, Dr. Arnold Lippa, our Senior Vice President and Chief Scientific Officer, Dr. Phil Skolnick, and our Senior Vice President, Drug Development, Dr. Warren Stern, for our business success. Moreover, because of the specialized scientific and technical nature of our business, we are also highly dependent upon our scientific staff, the members of our scientific advisory board and our continued ability to attract and retain qualified scientific, technical and business development personnel. Dr. Lippa holds a substantial amount of vested common stock not subject to repurchase in the event of termination. We do not carry key man life insurance on the lives of any of our key personnel. There is intense competition for human resources, including management in the scientific fields in which we operate and there can be no assurance that we will be able to attract and retain qualified personnel necessary for the successful development of our product candidates, and any expansion into areas and activities requiring additional expertise. In addition, there can be no assurance that such personnel or resources will be available when needed. The loss of the services of Drs. Lippa, Skolnick or Stern, or other key personnel, could severely harm our business if a replacement possessing a similar level of expertise cannot be retained or if the key person’s responsibilities cannot be assumed by existing employees.

Because some of our patents with respect to some of our product candidates have expired or will expire in the near term, we may be required to rely solely on the Hatch-Waxman Act for market exclusivity.

A number of patents that we licensed from Wyeth have expired, including certain patents that provide protection for the use of DOV 216,303 for the treatment of depression, the use of bicifadine for the treatment of pain and the use of ocinaplon for anxiety. Patents protecting intermediates useful in the manufacture of ocinaplon are due to expire in 2007. The numerous patent applications pending and others in preparation covering our compounds, even if approved, may not afford us adequate protection against generic versions of our product candidates or other competitive products. In the event we achieve regulatory approval to market any of our product candidates, including bicifadine, DOV 216,303 or ocinaplon, and we are unable to obtain adequate patent protection for the ultimate marketed product, we will be required to rely to a greater extent on the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity. The Hatch-Waxman Act generally provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting filing of an abbreviated NDA, or ANDA, by a generic competitor for up to five years after the drug is first approved. The Hatch-Waxman Act, however, also accelerates the approval process for generic competitors using the same active ingredients once the period of statutory exclusivity has expired. It may also in practice encourage more aggressive legal challenges to the patents protecting approved drugs. In addition, because some of our patents have expired, third parties may develop competing product candidates using our product compounds and if they obtain regulatory approval for those products prior to us, we would be barred from seeking an ANDA for those products under the Hatch-Waxman Act for the applicable statutory exclusivity period.

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

Our bylaws require that we indemnify our directors, officers and scientific advisory board members, and permit us to indemnify our other employees and agents, to the fullest extent permitted by the Delaware corporate law. This could require us, with some legally prescribed exceptions, to indemnify our directors, officers and scientific advisory board members against any and all expenses, judgments, penalties, fines and amounts reasonably paid in defense or settlement in connection with an action, suit or proceeding relating to their association with us. For directors, our bylaws require us to pay in advance of final disposition all expenses including attorneys’ fees incurred by them in connection with any action, suit or proceeding relating to their status or actions as directors. Advance payment of legal expenses is discretionary for officers, scientific advisory board members and other employees or agents. We may make these advance payments provided that they are preceded or accompanied by an undertaking on behalf of the indemnified party to repay all advances if it is ultimately determined that he or she is not entitled to be indemnified by us. Accordingly, we may incur expenses to meet these indemnification obligations, including expenses that in hindsight are not qualified for reimbursement and possibly not subject to recovery as a practical matter.

Provisions of Delaware law, our charter and by-laws and our stockholders rights plan may make a takeover more difficult.

Provisions of our certificate of incorporation and by-laws and in the Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. Moreover, our stockholders rights plan, adopted in October 2002, commonly called a poison pill, empowers our board of directors to delay or negotiate, and thereby possibly to thwart, any tender or takeover attempt the board of directors opposes. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. We also have a staggered board of directors that makes it difficult for stockholders to change the composition of our board of directors in any one year. These anti-takeover provisions could substantially impede the ability of public stockholders to change our management and board of directors.

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

We are focused on developing product candidates for the treatment of central nervous system, cardiovascular and other disorders that involve alterations in neuronal processing. We have a number of competitors. If one or more of their products or programs are successful, the market for our product candidates may be reduced or eliminated. Compared to us, many of our competitors and potential competitors have substantially greater:

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

In addition, although we own or otherwise have certain rights to a number of patents and patent applications, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents or the patents of our collaborators or licensees. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents, or the patents of our collaborators or licensees, or that challenges will result in elimination of patent claims and therefore limitations of coverage. Moreover, competitors may infringe our patents, the patents of our collaborators or licensees, or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the ground that our patents do not cover its technology. In addition, interference proceedings brought by the USPTO may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensees. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. We cannot assure you that we, or our collaborators or licensees, will be able to prevent misappropriation of our respective proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

The use of our product candidates in clinical trials and the sale of any approved products may expose us to a substantial risk of product liability claims and the adverse publicity resulting from such claims. These claims might be brought against us by study participants or once a drug has received regulatory approval and is marketed, consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we may incur substantial losses or expenses, or be required to limit the commercialization of our product candidates. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $3.0 million per occurrence and $3.0 million in the aggregate. Our insurance coverage, however, may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us would decrease our cash and could cause our stock price to fall.

ITEM 2. PROPERTIES

We currently lease and occupy approximately 15,704 square feet in our executive offices located in Hackensack, New Jersey. Our lease will expire if not renewed in June 2005.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol DOVP.

Year 2002	High	Low
Second Quarter (since April 25, 2002)	$12.00	$3.89
Third Quarter	4.67	3.29
Fourth Quarter	7.30	3.70
Year 2003
First Quarter	$6.90	$5.10
Second Quarter	11.76	5.64
Third Quarter	18.78	10.59
Fourth Quarter	17.95	9.01
Year 2004
First Quarter (through March 8, 2004)	$17.54	$12.26

As of December 31, 2003, there were approximately 26 stockholders of record of our common stock. We cannot estimate with any confidence or accuracy how many beneficial owners are represented by the stockholders of record.

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

See Part III, Item 12 of this Form 10-K for information regarding securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and with our financial statements and related notes and other financial data included in Part II, Items 7 and 8 in this Form 10-K.

The following tables present selected financial data at and for the years ended December 31, 1999, 2000, 2001, 2002 and 2003. The statement of operations data for the years ended December 31, 2001, 2002 and 2003, and the balance sheet data at December 31, 2002 and 2003, have been derived from our audited financial statements included in Part II, Item 8 in this Form 10-K. The balance sheet data as of December 31, 1999, 2000, and 2001 and the statements of operations data for the years ended December 31, 1999 and 2000, have been derived from our audited financial statements not included in this Form 10-K.

	Years Ended December 31,

	1999	2000	2001	2002	2003

Statement of Operations Data:	(in thousands, except per share data)
Revenue	$—	$—	$5,711	$2,390	$2,969
Operating expenses:
Royalty and license expense	—	—	1,111	—	1,000
General and administrative expense	1,019	1,348	2,343	3,903	5,173
Research and development expense	1,723	2,640	5,525	10,311	22,684

Loss from operations	(2,742)	(3,988)	(3,268)	(11,824)	(25,888)
Loss in investment in DOV Bermuda	(8,443)	(1,318)	(1,434)	(1,017)	—
Interest income	50	223	366	1,067	851
Interest expense	(581)	(852)	(1,491)	(2,017)	(2,947)
Other income (expense), net	—	—	423	(3,029)	1,104

Net loss before tax	(11,716)	(5,935)	(5,404)	(16,820)	(26,880)
Income tax benefit	—	—	—	—	149

Net loss	(11,716)	(5,935)	(5,404)	(16,820)	(26,731)
Deemed dividend on conversion of series A preferred	(12)	—	—	—	—
Deemed dividend on issuance of series B preferred	(125)	—	—	—	—
Deemed dividend on issuance of series C preferred	—	(49)	—	—	—
Deemed dividend on issuance of series D preferred	—	—	(97)	—	—

Net loss attributable to common stockholders	$(11,853)	$(5,984)	$(5,501)	$(16,820)	$(26,731)

Basic and diluted net loss per share	$(2.46)	$(1.23)	$(1.12)	$(1.47)	$(1.73)

Weighted average shares used in computing basic and diluted net loss per share	4,826,540	4,877,496	4,894,138	11,440,731	15,489,426

	As of December 31,

	1999	2000	2001	2002	2003

Balance Sheet Data:	(in thousands)
Cash and cash equivalents and marketable securities	$1,060	$4,338	$13,652	$60,346	$52,162
Working capital(1)	643	3,237	11,831	54,114	46,516
Total assets	1,790	5,550	18,080	66,150	53,852
Long-term debt	9,906	11,866	12,796	13,800	14,886
Redeemable preferred stock	—	6,021	14,838	—	—
Accumulated deficit	(12,506)	(18,440)	(23,845)	(40,665)	(67,396)
Total stockholders’ (deficit) equity	(8,894)	(14,022)	(18,036)	40,759	35,905

(1) Represents current assets less current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are focused on the discovery, in-licensing, development and commercialization of novel drug candidates for the treatment of CNS and other disorders, cardiovascular and urological, that involve alterations in neuronal processing. In 1998, we licensed four of our product candidates from Wyeth: indiplon, for the treatment of insomnia, bicifadine, for the treatment of pain, ocinaplon, for the treatment of anxiety, and DOV 216,303, for the treatment of depression. We sublicensed indiplon to Neurocrine in 1998 in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine has subsequently entered into a development and commercialization agreement with Pfizer for indiplon.

Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of December 31, 2003, we had an accumulated deficit of $67.4 million. We have depended upon equity and debt financings and license fee, research and development and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

We have a relatively limited history of operations and anticipate that our quarterly results of operations will fluctuate for several reasons, including the timing and extent of our research and development efforts, the timing and extent of our adding new employees and infrastructure, the timing of milestone, license fee and royalty receipts and payments and the timing and outcome of regulatory approvals.

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

Our operating expenses consist primarily of royalty and license expense, costs associated with research and development and general and administrative costs associated with our operations. Royalty and license expense consists of milestone payments accrued and paid under our license agreement with Wyeth and license fees paid in connection with the termination of the 2001 Biovail agreement. Research and development expense consists primarily of compensation and other related costs of our personnel dedicated to research and development activities, as well as outside clinical trial expenses and professional fees related to clinical trials, toxicology studies and preclinical studies. Research and development expense also includes our expenses related to development activities of DOV Bermuda. General and administrative expense consists primarily of the costs of our senior management, finance and administrative staff, business insurance, professional fees and costs associated with being a public reporting entity.

We expect research and development expense to increase substantially in the foreseeable future. We expect that a large percentage of this will be incurred in support of our clinical trial programs and toxicology studies for bicifadine, DOV 216,303, DOV 21,947, DOV diltiazem and, subject to the FDA’s releasing its clinical hold placed upon our planned phase III clinical trial, ocinaplon, as well as our product candidates in our preclinical program if they progress into clinical trials. DOV 51,892 and DOV 102,677, currently in our preclinical program, have been designated as clinical candidates and we therefore expect to incur additional expenditures on these two product candidates in 2004. It is not unusual for the clinical development of these types of products to each take five years or more, and for total development costs to exceed $50 million for each product. We are not responsible for the clinical program for indiplon. We, therefore, are unable to estimate the amount of expenditures necessary to complete any of such product candidate’s development. As of December 31, 2003, we have spent approximately $14.0 million on the development of bicifadine and $19.0 million on the development of ocinaplon in connection with their respective clinical development programs. Additionally, we have incurred $8.0 million in technology license fees for the two products and the Elan technology and $5.3 million on the acquisition of the remaining rights to these products from Elan as described below. As of December 31, 2003, we have incurred approximately $2.1 million and $2.8 million in development expenses for DOV 21,947 and DOV 216,303, respectively.

We expect that the development of our five product candidates in clinical development will require substantial additional time and expense. The time and cost of completing the clinical development of our product candidates will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design and endpoints, availability of patients to participate in trials, the results of clinical trials, the number of clinical trials required to be conducted, unanticipated trials, the length of time of the regulatory review process, the relative efficacy of the product versus treatments already approved and our ability to enter into new development collaborations. In light of these many uncertainties, we are unable to estimate the length of time or the costs that will be required to complete the development of these product candidates.

In January 1999, we entered into a joint venture with Elan. As part of the transaction, we formed DOV Bermuda to develop controlled release formulations of ocinaplon and bicifadine. As of January 1, 2003, we owned 80.1% of the outstanding common stock of DOV Bermuda. However, Elan retained significant minority investor rights that were treated as “participating rights” as defined in Emerging Issues Task Force Consensus, or EITF, No. 96-16 “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” Therefore, prior to December 31, 2002, we did not consolidate the financial statements of DOV Bermuda, but instead accounted for our investment in DOV Bermuda under the equity method of accounting. We recorded our 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development expense incurred by us on behalf of DOV Bermuda and as loss in investment in DOV Bermuda for our 80.1% interest in the remaining loss of DOV Bermuda, including that attributable to research and development expense of Elan. As Elan’s rights to participate in the management of the joint venture expired as of January 2003, we have consolidated 100% of the results of DOV Bermuda as of January 1, 2003. Additionally, since Elan is no longer funding DOV Bermuda, we are recording 100% of the loss of DOV Bermuda effective January 1, 2003. After funding the first and second quarter of 2003 loss, our equity ownership in the joint venture increased to 83.0% from 80.1%.

On October 21, 2003, we entered into a agreement with Elan to acquire 100% ownership of Nascime Limited, the joint venture’s operating company, formed by Elan and us in January 1999 to develop bicifadine and ocinaplon. In connection with the acquisition, we paid $5.0 million to a subsidiary of Elan in respect of its 17% equity stake in the joint venture. Elan granted to the operating company a non-exclusive, royalty-free, perpetual, worldwide license to make and sell the two product candidates in controlled release formulations using the Elan intellectual property licensed to the joint venture, including that developed during the venture. In connection with the license grant, Elan will be entitled to receive up to an aggregate of $3.0 million when the products are licensed or come to market. This acquisition ends Elan’s involvement in the nearly five-year joint venture established to develop controlled release formulations of ocinaplon and bicifadine. In accordance with FASB 141, “Business Combinations,” the transaction was accounted for as an acquisition of assets. The acquisition by us of Nascime and the product candidates, bicifadine and ocinaplon, relate to early stage technology that, in our opinion, has not yet reached technological feasibility, as the products will ultimately require regulatory approval prior to commercialization. Accordingly, the $5.0 million purchase price and the $306,000 paid for taxes associated with the purchase was expensed as in-process research and development in the fourth quarter of 2003. DOV Bermuda, the joint venture holding company, will remain in existence and the results of DOV Bermuda will continue to be consolidated. However, as a result of the acquisition of 100% of Nascime, DOV Bermuda is not expected to incur additional research and development expenses and virtually no assets will remain within the entity.

In January 1999, Elan loaned us $8.0 million in the form of a convertible promissory note to fund our investment in DOV Bermuda. Elan has the right to convert the outstanding principal amount of this note at any time, together with accrued unpaid interest, into shares of our common stock at $3.98 per share. Alternatively, prior to January 1, 2003, Elan could exchange the principal portion of the note for an additional equity interest in DOV Bermuda such that our equity interests would be equal. This would have resulted in our transferring a portion of the shares we hold to Elan. We accounted for this exchange feature in accordance with EITF 86-28 "Accounting Implications of Indexed Debt Instruments." This required us to record an additional liability for this feature if the value of the interest Elan could obtain in the joint venture was more than the principal amount of the note. Since we issued this note to Elan, this feature did not resulted in any interest expense and, as described below, in March 2003, the exchange feature of the note was eliminated. The note may not be prepaid without Elan’s consent. To the extent Elan has not converted the note, the unpaid principal and accrued interest are due and payable on January 20, 2005.

Elan agreed, in January 1999, to lend us up to $7.0 million to fund our pro rata share of research and development funding in DOV Bermuda. For this purpose, we issued to Elan a convertible line of credit promissory note that bears interest at 10% per annum compounded semi-annually on the amount outstanding. This convertible line of credit promissory note matures on January 20, 2005, at which time the principal amount and accrued unpaid interest become due and payable. The convertible line of credit promissory note may not be prepaid by us without Elan’s prior written consent. At any time prior to the date the convertible line of credit promissory note is repaid in full, Elan has the right to convert the outstanding principal and accrued unpaid interest of the convertible line of credit promissory note into shares of our common stock at $3.41 per share. As of December 31, 2003, we have drawn down $2.4 million on the convertible line of credit promissory note and, with interest at 10% per annum compounded semi-annually, the note is carried at $3.6 million at December 31, 2003. Our ability to borrow further under the convertible line of credit promissory note expired in March 2002. Please refer to note 5 of our financial statements under Part II, Item 8 of this Form 10-K.

On March 24, 2003, we entered into an agreement with Elan to amend the convertible promissory note originally issued by us to EIS in January 1999 to eliminate the exchange right feature of this note. All other significant terms of the note remain unchanged. In connection with this amendment, EIS received warrants to purchase 75,000 shares of our common stock at an exercise price of $10.00 per share. These warrants expire on January 21, 2006. As of March 24, 2003, we determined the fair value of the warrants at $164,000.

In January 2001, Biovail and we entered into a license, research and development agreement to develop, manufacture and market DOV diltiazem for the treatment of angina and hypertension. Through January 2003, DOV diltiazem was being jointly developed through the collaborative arrangement. On March 28 2003, we entered into a separation agreement with Biovail that provided for the return of our December 2000 patent for the immediate release and controlled release formulations of diltiazem and termination of the 2001 exclusive license agreement with Biovail for the development of DOV diltiazem.

In October 2003, the FDA placed the start of our Phase III pivotal clinical trial of ocinaplon, our anti-anxiety product candidate, on hold and requested that we produce additional safety information. We have submitted a response to the FDA and have requested that the FDA lift the clinical hold. We cannot assure you that we have submitted or will be able to submit all information expected by the FDA or further information that may be requested by the FDA, or that any information we do provide will be satisfactory to the FDA, or that the FDA will release the hold placed by it on the commencement of our Phase III pivotal clinical trial of ocinaplon or any revised clinical study designed to respond to the FDA’s safety concerns.

During 2001 and 2002, in connection with the grant of stock options to employees, we accrued unearned compensation expense totaling $1.1 million and $73,000, respectively. These amounts represent the difference between the fair value of our common stock on the date the options were granted and the applicable exercise prices for those options granted during the time period, and are amortized using an accelerated vesting method over the vesting period for the options. This method results in increased compensation expense in earlier years than straight-line vesting. During 2001, 2002 and 2003, we recorded amortization of stock compensation expense of $332,000, $605,000, and $232,000, respectively and in 2002 we recorded a non-cash stock compensation expense of $136,000 for the acceleration of certain options for certain severed employees. At December 31, 2001, 2002 and 2003, $808,000, $276,000, and $40,000 remained to be amortized over the vesting periods of the stock options, of which $34,000 will be amortized in 2004 and the remainder through 2005.

Additionally, during 2001, 2002 and 2003, we granted options and warrants to outside consultants at fair value on the date of grant in exchange for future services. These options and warrants are required to be accounted for in accordance with Statement of Financial Accounting Standards, or SFAS 123 "Accounting for Stock Based Compensation" and EITF 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" and at the fair value of the consideration received, or the fair value of the equity instrument issued, whichever may be more readily measured. As the performance of services is completed, we revalue the options and warrants that have been earned during the period. We valued these securities at the fair value using a Black-Scholes methodology. During 2001, 2002 and 2003, in connection with the grant of these stock options and warrants to outside consultants, we recorded expenses totaling $293,000, $233,000 and $694,000 respectively. We may be required to record additional expense on a quarterly basis based upon increases in the fair value of our common stock. Please refer to note 8 of our financial statements, “Stock Option Plans – Non-Employee Options and Warrants,” included under Part II, Item 8 of this Form 10-K.

In August and October of 2001, we sold series D preferred stock for net cash proceeds of $9.0 million. Our series D preferred stock included a beneficial conversion feature to be calculated in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments". This resulted in a deemed dividend of $97,000 in 2001 in connection with the issuance of our series D preferred stock. This amount increased the net loss attributable to common stockholders.

Results of Operations

Years Ended December 31, 2003 and 2002

Revenue. Revenue increased $579,000 to $3.0 million from $2.4 million for 2002. In 2003, revenue was comprised solely of the recognition of $3.0 million of deferred revenue from the Biovail agreement as described below. In 2002, our revenue was primarily comprised of $2.2 million in amortization of the $7.5 million fee we received on signing of the license, research and development agreement for our collaboration with Biovail in January 2001.

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

Research and Development Expense. Research and development expense for 2003 includes 100% of the research and development expenses of DOV Bermuda as we are now consolidating the results of DOV Bermuda effective January 1, 2003. Research and development expense increased $12.4 million to $22.7 million for 2003 from $10.3 million for 2002. Approximately $4.8 million of the increase in research and development expense was attributable to increased costs associated with the clinical development for ocinaplon and bicifadine, including an increase of $2.5 million in manufacturing and packaging related costs, $1.7 million in toxicology costs and $564,000 in clinical trial costs. In addition, in the fourth quarter of 2003 we paid $5.0 million for the purchase of Nascime Limited and the product candidates, bicifadine and ocinaplon, and $306,000 for transfer taxes associated with the acquisition. As the purchase relates to early stage technology that, in our opinion, has not yet reached technological feasibility, as the products will ultimately require regulatory approval prior to commercialization, the $5.3 million purchase price was expensed as in-process research and development in the fourth quarter of 2003. Approximately $474,000 of the increase in research and development expense was attributable to net increased costs related to additional clinical development for our other compounds including DOV 21,947 of $216,000, DOV diltiazem of $176,000, and preclinical compounds of $125,000 offset by a decrease in costs for DOV 216,303 of $42,000. The remaining increase in research and development expense was attributable to an increase in costs associated with payroll and overhead allocated of $1.2 million, an increase in professional fees including consulting and medical writing of $561,000 and an increase in travel related expenses of $97,000. Non-cash compensation expense increased $234,000.

 General and Administrative Expense. General and administrative expense for 2003 includes 100% of the general and administrative expenses of DOV Bermuda as we are now consolidating the results of DOV Bermuda effective January 1, 2003. General and administrative expense increased $1.3 million to $5.2 million in 2003 from $3.9 million in 2002. The increase was primarily attributable to increased office and related expenses of $780,000, increased professional fees of $329,000, and increased payroll related costs associated with our increase in personnel of $162,000. The increase in office and related expenses was primarily related to an increase in directors’ and officers’ insurance of $374,000, an increase in costs related to operating a public company of $167,000, an increase in amortization and depreciation expense of $95,000, an increase in travel and entertainment expense of $75,000, an increase in rent expense of $44,000, and an increase of $25,000 as we expanded operations. The increase in professional fees was primarily related to an increase in accounting fees of $154,000, an increase in recruitment fees of $159,000, and an increase in consulting fees of $51,000, offset by a decrease in legal expenses of $34,000. The increase in payroll costs was primarily attributable to an increase in salaries of $494,000 and an increase in payroll overhead of $134,000, offset by a decrease in bonuses of $260,000 and a decrease in non-cash compensation expense of $206,000.

Loss in Investment in DOV Bermuda. In 2002, loss in investment in DOV Bermuda represented our 80.1% of the expenses of DOV Bermuda related to Elan’s formulation work for the joint venture products and administrative expenses. As we are now consolidating the results of DOV Bermuda, all such expenses are now recorded in research and development expense and general and administrative expense.

Interest Income. Interest income decreased $216,000 to $851,000 in 2003 from $1.1 million in 2002. The increase was due to lower average cash balances offset by the fact that cash proceeds from the initial public offering earned interest for eight months in 2002 versus twelve months in 2003.

Interest Expense. Interest expense increased $930,000 to $2.9 million in 2003 from $2.0 million in 2002. Both the Elan convertible promissory note and convertible line of credit promissory note contain interest that will be paid, at Elan’s option, either in cash or our common stock. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued on the notes. This feature resulted in interest expense of $1.9 million in 2003, an increase of $846,000 from 2002, due primarily to the increase in the fair value of our common stock. To the extent the value of our common stock is at or above $3.98 per share with respect to the convertible promissory note or $3.41 per share with respect to the convertible line of credit promissory note, we will continue to incur additional interest expense each time interest is accrued on the notes. This increase was accompanied by higher interest expense recorded due to higher outstanding balances, owing to accrued interest on the convertible promissory note and the convertible line of credit promissory note.

Other Income (Expense), net. Other income (expense), net decreased $4.1 million to $1.1 million in net income in 2003 from ($3.0) million of other expense, net in 2002. In 2003, other income, net, consisted primarily of the $1.6 million in other income attributable to the directors’ and officers’ insurance recovery discussed below, offset by a decrease in the value of warrants to acquire Neurocrine common stock of $251,000 and loss on sale of securities of $191,000. Following a decline in the aftermarket trading price of our common stock in connection with our initial public offering, beginning on April 30, 2002, a number of class action lawsuits were filed naming us as defendants, in addition to certain of our officers and directors and certain of our underwriters. On December 20, 2002, we entered into a settlement agreement, which was approved by the court on April 16, 2003, to settle these lawsuits.  In connection with the settlement, we reached an agreement with the primary carrier of our directors’ and officers’ liability insurance policy. In that regard, our insurance carrier paid $1.6 million to us in settlement of the shareholder class action lawsuits. In 2002, other income (expense), net consisted primarily of $2.5 million for settlement of the securities class action lawsuit discussed above and $501,000 of expense associated with the net decrease in the value of the warrants to acquire Neurocrine common stock, which we earned in 2001 upon the achievement of a certain milestone offset by the corresponding decrease in the liability to Wyeth.

Income Tax Benefit. In 2003, we sold a portion of our New Jersey net operating loss as part of the New Jersey Economic Development Authority technology business tax certificate program. We recognized no such benefit in 2002.

Years Ended December 31, 2002 and 2001

Revenue. Our revenue was $2.4 million for 2002 as compared to $5.7 million for 2001. In 2002 our revenue was comprised of $2.2 million of amortization of the $7.5 million fee we received on signing of the license, research and development agreement for our collaboration with Biovail in January 2001 and $150,000 in revenue from contract research services performed under our collaboration with Biovail. The upfront payment has been deferred and is being amortized to revenue over the estimated research and development period. During 2001 this period was estimated to be 36 months. As of July 1, 2002, we revised this estimate to be approximately 41 months and, accordingly, the amortization of the remaining balance beginning July 1, 2002 reflects this revised time period. This adjustment to the estimate for the development period was made as a result of unexpected results obtained in a Phase I pharmacokinetic study in which we discovered that a high fat meal, proximate to dosing, retarded the bioavailability of the immediate release component of the diltiazem formulation under development. We conducted an additional Phase I pharmacokinetic study in order to evaluate strategies to overcome this food effect. This additional study delayed the initiation of the Phase III clinical trial by several months and thereby extended our total development timeline. In 2001, our revenue was comprised of $2.3 million in license fees from Biovail, a $3.2 million milestone payment from Neurocrine, which included $1.3 million in cash and warrants to purchase shares of Neurocrine’s common stock valued at $1.9 million, and $245,000 in revenue from contract research services performed under our collaboration with Biovail.

Royalty Expense. We did not incur royalty expense in 2002. The royalty expense of $1.1 million for 2001 reflected Wyeth’s share of the milestone payment and warrants we received under our sublicense agreement with Neurocrine.

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

General and Administrative Expense. General and administrative expense increased $1.6 million to $3.9 million in 2002 from $2.3 million in 2001. The increase was primarily attributable to increased payroll costs of $941,000, increased office and related expenses of $510,000 and increased professional fees of $108,000. The increase in payroll costs was primarily attributable to increased non-cash compensation expense of $378,000, and increased salaries and bonuses of $503,000 as we expanded our operations. The increase in office and related expenses was primarily related to an increase in directors and officers’ liability insurance premiums of $322,000, an increase in advertising expense of $77,000, an increase in corporate taxes of $51,000 and an increase in data processing and online services of $50,000. The increase in professional fees is primarily related to an increase in accounting related expenses of $123,000, offset by a net decrease in various other professional fees of $15,000. General and administrative expense included non-cash, stock-based compensation expense of $522,000 in 2002 and $337,000 in 2001.

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

Interest Expense. Interest expense increased $526,000 to $2.0 million in 2002 from $1.5 million in 2001, primarily attributable to our convertible promissory note and convertible line of credit promissory note with Elan. Approximately $75,000 of the increase was due to the impact of higher outstanding balances on the convertible promissory note and the convertible line of credit promissory note. Both the Elan convertible promissory note and convertible line of credit promissory note contain interest that will, at Elan’s option, be paid either in cash or our common stock. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued on the notes. This feature resulted in additional interest expense of $1.0 million for 2002, an increase of $452,000 from 2001. To the extent the value of our common stock is at or above $3.98 per share with respect to the convertible promissory note or $3.41 per share with respect to the convertible line of credit promissory note, we will continue to incur additional interest expense each time interest is accrued on the particular note.

Other Income (Expense), net. Other income and expense (net) decreased $3.4 million from a net income of $423,000 in 2001 to a net expense of $3.0 million in 2002. In 2002, other income (expense), net consisted primarily of $2.5 million in a reserve for settlement of a securities class action lawsuit discussed below and $501,000 of expense associated with the net decrease in the value of the warrants to acquire Neurocrine common stock, which we earned in 2001 upon the achievement of a certain milestone offset by the corresponding decrease in the liability to Wyeth. In 2001, other income, net consisted primarily of a net increase of $423,000 in value of the Neurocrine warrants.

Following a decline in the aftermarket trading price of our common stock in connection with our initial public offering, beginning on April 30, 2002, a number of class action lawsuits were filed naming us as defendants, in addition to certain of our officers and directors and certain of our underwriters. On December 20, 2002, we entered into a settlement agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. Based on the terms of the settlement agreement, we determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, as of December 31, 2002, we established an estimate for the cost of the litigation settlement of $2.5 million, with $2.3 million representing our estimate of the liability for the fair value of the warrants. We estimated the fair value of the warrants using a Black-Scholes methodology. Significant assumptions included our closing stock price as of December 31, 2002 of $6.80 per share and a volatility factor of 82.242% based on the 90-day volatility as reported by Bloomberg for the 90 days ended December 31, 2002. The fair value of the warrants fluctuated based on many factors, including, but not limited to, the fair value of our common stock and the volatility in our common stock. The majority of the value in the liability at December 31, 2002, relates to our current stock price, the term of the warrants and the fact that our common stock is volatile. Pursuant to the settlement agreement, in 2003 we have paid the class members (inclusive of their attorneys’ fees and costs) $250,000 in cash and issued them six-year warrants to purchase 500,000 shares of our common stock with an exercise price of $10.00 per share. Upon issuance in June 2003, the value of the warrants was determined to be $2.2 million.

Liquidity and Capital Resources

For the three years ended December 31, 2001, 2002 and 2003, we funded our operations principally from sales of our equity securities and option and warrant exercises, which provided cash in the aggregate amount of approximately $84.5 million, and license and cash milestone revenues in the aggregate amount of $8.8 million. Sales of our equity securities have resulted in the receipt of net cash proceeds of $14.7 million from the sale of our common stock to a group of funds led by OrbiMed Advisors, LLC in July 2003, $59.0 million from the sale of our common stock in April 2002, and $9.0 million from the sale of our series D preferred stock in August and October 2001. At December 31, 2003, our cash and cash equivalents and marketable securities totaled $52.2 million compared with $60.3 million at December 31, 2002. At December 31, 2003, we had working capital of $46.5 million.

Net cash used in operations during the year ended December 31, 2003 amounted to $18.7 million, as compared to $10.9 million in 2002. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of personnel as we expanded operations. Non-cash expenses related to stock-based compensation, interest expense and depreciation and amortization expenses were $4.2 million and $3.1 million in the years ended December 31, 2003 and 2002, respectively. Non-cash amortization of premium paid on marketable securities and depreciation in the value of investments was $1.4 million and $501,000, net in the years ended December 31, 2003 and 2002, respectively.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least the end of 2004. Our convertible promissory note and our convertible line of credit promissory note mature on January 20, 2005, at which time the principal amount and unpaid accrued interest become due and payable. At anytime prior to the date either of the notes are paid in full, the holders of the notes have the right to convert the outstanding principal and unpaid accrued interest amount of the convertible promissory note and the convertible line of credit promissory note into shares of our common stock at $3.98 per share and $3.41 per share, respectively. If in January 2005 the note holders choose to have the notes repaid in cash, we will be required to pay them approximately $16.1 million and if we have not raised additional capital, to curtail operations until we raise additional capital. Our future capital uses and requirements depend on numerous factors, including:

  our progress with research and development;

  our ability to establish and the scope of any new collaborations;

  the progress and success of clinical trials and preclinical studies of our product candidates;

  the costs and timing of obtaining, enforcing and defending our patent and intellectual rights;

  the costs and timing of regulatory approvals; and

  the note holders choice of having the notes repaid in cash or converting the notes into our common stock.
In addition to the foregoing, our future capital uses and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates.  Our sublicensee and collaborative partners, Neurocrine and Pfizer, may encounter conflicts of interest, changes in business strategy or other business issues, or they may acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance.

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

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to December 31, 2003, are as follows:

	Years Ended December 31,

	2004	2005	2006	Thereafter	Total

	(in thousands)
Convertible promissory note	$—	$12,104	$—	$—	$12,104
Convertible line of credit promissory note	—	4,024	—	—	4,024
Operating leases	180	5	—	—	185

Total	$180	$16,133	$—	$—	$16,313

The table above excludes future milestones and royalties which may be owed to Wyeth, Elan and Biovail under terms of existing agreements as payments are contingent upon future events. We do not expect to pay any milestones, or royalties under these agreements in 2004. In May 1998, we licensed from Wyeth, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303 for any indication, including insomnia, pain, anxiety and depression. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth’s right of first refusal. Subject to the reorganization referred to below, we are obligated to pay Wyeth minimum royalties of 2.5% of net sales for indiplon, ocinaplon and DOV 216,303 and 4.5% of net sales for bicifadine, and milestones of $2.5 million for indiplon, $2.5 million for each of ocinaplon and DOV 216,303 and $5.0 million for bicifadine upon a NDA filing and, if we sublicense the compounds we are then obligated to pay Wyeth up to 35% of any payments we received from that compound. In February 2004, we entered into agreements to reorganize the license and sublicense agreements with Wyeth and Neurocrine, which upon closing, among other things will alter our financial obligations to Wyeth set forth above. For a more complete description of these pending arrangements, please see “Part I, Item 1. Business - In-Licenses”.

In February 2004 we entered into a third amendment to our existing office lease agreement for additional office space and extending our overall lease term to June 2005. The new agreement increases our commitments in 2004 by $234,000 and in 2005 by $203,000 for a total of $437,000.

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

In November 2003, FASB issued FASB Staff Position No. 150-3 (“FSS 150-3”) which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. We adopted the provisions of SFAS 150 effective June 30, 2003 and unless new transactions are entered into, SFAS 150 is not expected to have a material impact on our financial statements.

In December 2003, the FASB reissued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” with certain modifications and clarifications. Application of this guidance was effective for interests in certain variable interest entities commonly referred to as special purpose entities and for variable interest entities created or acquired after February 1, 2003 as of December 31, 2003. Application for all other types of variable interest entities created after February 1, 2003 is required for the period ended after March 15, 2004 unless previously applied. Adoption of the revised interpretation of FIN 46 is not expected to have a material effect on our financial position or results of operations.

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

Collaboration and license agreements. Revenue from up-front payments, technology license fees and milestone payments received for the delivery of products and services representing the culmination of a separate earnings process is recognized when due and the amounts are judged to be collectible. Revenue from up-front payments, technology license fees and milestone payments received in connection with other rights and services, which represent continuing obligations to us, is deferred and recognized over the term of the continuing obligation. Historically, the recognition of revenue for such an up-front payment included an estimate by management as to the development period that such up-front payments were associated.

Research and development. Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead.  Costs assigned to assets to be used in a particular research and development project that have no alternative further use are charged to expenses as in-process research and development expense as of the date of consummation.

Stock-based compensation. In general, we grant stock options to employees for a fixed number of shares with an exercise price equal to the fair market value of our common stock on the date of grant. We recognize no compensation expense on these employee stock option grants. Prior to our common stock becoming publicly traded, we granted stock options for a fixed number of shares to employees with an exercise price less than the fair market value of our common stock on the date of grant. We recognize the difference between the exercise price and fair market value as compensation expense, which is recognized on an accelerated basis over the vesting period of the stock options. We also have, in the past, granted options and warrants to outside consultants at fair value on the date of grant in exchange for future services. These options and warrants are required to be accounted for in accordance with Statement of Financial Accounting Standards, or SFAS 123 "Accounting for Stock Based Compensation" and EITF 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" at the fair value of the consideration received, or the fair value of the equity instrument issued, whichever may be more readily measured. As the performance of services is completed, we revalue the options and warrants that have been earned during the period. We value these securities at the fair value using a Black-Scholes methodology.

Liabilities. Having reached a settlement agreement with plaintiffs in the securities class action lawsuits as described in note 13 to our financial statements included under Part II, Item 8 of this Form 10-K, we determined that a liability related to these actions was probable and that the value was reasonably estimable. The settlement, which was approved by the court on April 16, 2003, called for a payment by us of $250,000 and the issuance of 500,000 six-year warrants exercisable at $10.00 per share. Accordingly, as of December 31, 2002, we established an estimate for the cost of the litigation settlement of $2.5 million, with $2.3 million representing our estimate of the liability for the fair value of the warrants. The warrants were issued in June 2003 and we are no longer required to revalue the liability for the warrants. Upon issuance, we determined the fair value of the warrants at $2.2 million and recorded the warrants as stockholders’ equity.

Income taxes. We have net deferred tax assets at December 31, 2003 that are totally offset by a valuation allowance due to our determination that the criteria for recognition have not been met.  We believe that a full valuation allowance on deferred tax assets will continue to be required if losses are reported in future periods.  If, as a result of profitable operations, we determine that we are able to realize our net deferred tax assets in the future, an adjustment to the deferred tax asset would be made, increasing income (or decreasing loss) in the period in which such a determination is made.

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

In addition to our investment portfolio of our cash balances, at December 31, 2002 we also had an investment in Neurocrine warrants. The investment balance of $1.6 million at December 31, 2002, includes warrants we received from Neurocrine under our sublicense agreement. We had a corresponding accrued royalty of $563,000 for 2002, included in accrued expenses related to the portion of the Neurocrine warrants we must remit to Wyeth under our license agreement. As the warrants represent a derivative financial instrument under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," both the asset and the liability to Wyeth were reflected in our financial statements at fair value and we recorded an adjustment to those fair values at the end of each reporting period with the corresponding gain or loss reflected in other income or other expense. Included in other expense, net for 2002 and 2003 was $501,000 and $251,000, respectively, for the net decrease in the value of the warrants offset by the decrease in the liability. We calculated these values using a Black-Scholes methodology. The majority of the value in the asset at December 31, 2002, relates to the term of the warrants and the fact that Neurocrine’s common stock is volatile. In April 2003, we sold the Neurocrine warrants and common stock remaining in the investment account for $786,000. As such we are no longer subject to market risk for this transaction.

On December 20, 2002, we entered into a settlement agreement, which was approved by the court on April 16, 2003, to settle class action lawsuits that had been filed against us on behalf of purchasers of our common stock in or traceable to our initial public offering. We paid to the class members (inclusive of their attorneys’ fees and costs) $250,000 and issued 500,000 six-year warrants to purchase our common stock exercisable at $10.00 per share. Based on the terms of the settlement agreement, we determined that a liability related to these actions was probable and that the value was reasonably estimable. As of December 31, 2002, we established an estimate for the cost of the litigation settlement of $2.5 million, with $2.3 million representing our estimate of the liability for the fair value of the warrants. On June 2, 2003, we issued the warrants and determined the liability for the fair value of the warrants to be $2.2 million. We determined the fair value of the warrants using a Black-Scholes methodology. The majority of the value in the liability related to our current stock price, the term of the warrants and the volatility of our common stock. We have recorded the issuance of the warrants as stockholders’ equity in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and we are no longer required to revalue the liability for the warrants after June 2, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the list of our Financial Statements filed with this Form 10-K under Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon that evaluation, these officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

There was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Executive Officers and Directors

The following table provides information about our directors, executive officers and key employees.

Name	Age	Position
Arnold S. Lippa, Ph.D.	57	Co-Chairman of the Board, Chief Executive Officer, President, Secretary and Director
Phil Skolnick, Ph.D., D.Sc. (hon)	57	Senior Vice President, Research and Chief Scientific Officer
Warren Stern, Ph.D.	59	Senior Vice President, Drug Development
Barbara G. Duncan	39	Vice President, Finance, Chief Financial Officer and Treasurer
Robert Horton	64	Vice President, General Counsel
Bernard Beer, Ph.D.	71	Co-Chairman of the Board and Director
Zola Horovitz, Ph.D.	69	Director
Patrick Ashe	40	Director
Daniel S. Van Riper	63	Director
Theresa A. Bischoff	50	Director
Jonathan Silverstein	35	Director

______________

Arnold S. Lippa, Ph.D. is a co-founder and has served as our Chief Executive Officer since our inception in April 1995. Dr. Lippa also serves as our President, Secretary and is a director and co-chairman of our board of directors. Dr. Lippa also serves as director and chairman of Nascime Limited, the operating company initially formed in connection with the Elan joint venture that is now wholly owned by us. Prior to founding DOV in 1995, Dr. Lippa founded Fusion Associates, Ltd., an investment and management company specializing in the creation and management of biomedical companies. Dr. Lippa served as Fusion’s managing director from 1991 to 1995. From 1989 through 1990, Dr. Lippa served as Vega Biotechnologies, Inc.’s chairman and chief executive officer. In 1984, Dr. Lippa co-founded Praxis Pharmaceuticals, Inc. and served as president and chief operating officer until 1988. Prior to 1985, he served as Director of Molecular Neurobiology and held other positions at American Cyanamid. In addition, Dr. Lippa has consulted for various pharmaceutical and biotechnology companies and has been a graduate faculty professor at the New York University School of Medicine and the City University of New York. He received his B.A. from Rutgers University in 1969 and his Ph.D. in psychobiology from the University of Pittsburgh in 1973.

Phil Skolnick, Ph.D., D.Sc. (hon) joined us in January 2001 and serves as our Senior Vice President, Research and Chief Scientific Officer. Prior to joining us, Dr. Skolnick served as a Lilly Research Fellow (Neuroscience) at Eli Lilly & Company from January 1997 to January 2001 where he spearheaded several innovative programs in drug discovery. From 1986 to August 1997, he served as Senior Investigator and Chief, Laboratory of Neuroscience, at the National Institutes of Health. Dr. Skolnick served as a Research Professor of Psychiatry at the Uniformed Services University of the Health Sciences from 1989 to 1998. He is currently an Adjunct Professor of Anesthesiology at The Johns Hopkins University, an Adjunct Professor of Pharmacology and Toxicology at Indiana University School of Medicine and Research Professor of Psychiatry at New York University School of Medicine. Dr. Skolnick is an editor of Current Protocols in Neuroscience and also serves on the editorial advisory boards of the European Journal of Pharmacology Cellular and Molecular Neurobiology, the Journal of Molecular Neuroscience and Pharmacology, Biochemistry & Behavior. He received a B.S. (summa cum laude) from Long Island University in 1968 and his Ph.D. from The George Washington University in 1972. Dr. Skolnick was awarded the D.Sc. honoris causa from Long Island University in 1993 and the University of Wisconsin-Milwaukee in 1995.

Warren Stern, Ph.D.  joined us as a consultant in September 2003 and in December 2003, joined us full-time as Senior Vice President, Drug Development. Previously he was Senior Vice President of Scientific and Medical Services at PAREXEL International Corporation, a major contract research organization, or CRO, where he has worked for the past five and one-half years. Dr. Stern has also held senior level positions in clinical research at Cato Research Ltd., a CRO, Forest Laboratories, Inc. and earlier, Burroughs Wellcome Co. Previously, Dr. Stern was President and CEO of Pharmatec Inc., a CNS-oriented drug delivery company. He has also founded two drug delivery companies, Research Triangle Pharmaceuticals and Nobex, Inc. Dr. Stern has over 25 years’ experience in drug development in CNS and other fields. He directed the successful NDA submissions of bupropion (Wellbutrin) and citalopram (Celexa). He has performed preclinical studies and clinical trials in psychopharmacology and published some 90 papers describing the results of his research in animal pharmacology and CNS-oriented clinical trials. Dr. Stern is the inventor on six patents, including patents related to CNS products, and two drug delivery systems. He received his Ph.D. in psychopharmacology from Indiana University in 1969 and completed postdoctoral fellowships at Boston State Hospital and at the Worcester Foundation for Experimental Biology.

Barbara G. Duncan joined us in August 2001 and serves as our Vice President, Finance and Chief Financial Officer and Treasurer. Prior to joining us, Ms. Duncan served as a vice president of Lehman Brothers Inc. in its corporate finance division from August 1998 to August 2001, where she provided financial advisory services primarily to companies in the life sciences and general industrial industries. From September 1994 to August 1998, Ms. Duncan was an associate and director at SBC Warburg Dillon Read, Inc. in its corporate finance group, where she focused primarily on structuring mergers, divestitures and financings for companies in the life sciences and general industrial industries. She also worked for PepsiCo, Inc. from 1989 to 1992 in its international audit division, and was a certified public accountant in the audit division of Deloitte & Touche from 1986 to 1989. Ms. Duncan received her B.S. from Louisiana State University in 1985 and her M.B.A. from the Wharton School, University of Pennsylvania, in 1994.

Robert Horton joined us in August 2002 and serves as Vice President and General Counsel. Prior to joining us, Mr. Horton served with Goodwin Proctor LLP from 2001 - 2003 and with Friedman Siegelbaum LP from 1996 - 2001, in their New York law offices. Prior thereto, Mr. Horton served with Balber Pickard et. al. (formerly, Stults Balber Horton and Slotnick) in New York City. He has served in the JAG Corps and in New Jersey and New York City government, practiced corporate and securities law for over 25 years and represented us since shortly after our formation. He was graduated Beta Gamma Sigma from the University of Virginia in 1961 and Order of the Coif from the University of Chicago, where he received his law degree, in 1964. He is a member of the California and New York bars.

Bernard Beer, Ph.D. is a co-founder and has served as our President, director and co-chairman of our board of directors since our inception in April 1995. Dr. Beer retired as our President on March 15, 2004. Dr. Beer will continue in his role as co-chairman of the board of directors and will provide consulting services to us as needed. Prior to his retirement Dr. Beer’s employment terms were the same as Dr. Lippa’s. Dr. Beer also serves as a director of Nascime Limited, the operating company initially formed in connection with the Elan joint venture that is now wholly owned by us. From 1977 to 1995, Dr. Beer was employed by American Cyanamid, now Wyeth, and served as its Global Director of Central Nervous System Biological and Clinical Research. Dr. Beer has extensive experience in pharmaceutical research starting at Squibb Corpo ration from 1966 to 1976 where he was section head, Neuropsychopharmacology. He is currently an Adjunct Professor of Psychiatry at the New York University School of Medicine and a Special Professor in Pharmacology at Boston University Medical School. Dr. Beer received his B.A. from Brooklyn College in 1956 and his M.S. and Ph.D. from The George Washington University in 1961 and 1966, respectively.

Zola Horovitz, Ph.D. has been a member of our board of directors since our inception in April 1995. Dr. Horovitz currently is a consultant to the pharmaceutical and biotechnology industries and serves as a director of Genvec, Inc., BioCryst Pharmaceuticals, Inc., Palatin Technologies, Inc., Avigen, Inc., Genaera Pharmaceuticals, Inc., Paligent, Inc. and Nitromed, Inc. Before joining us, Dr. Horovitz served 35 years in various managerial and research positions at Bristol-Myers Squibb and its affiliates. At Bristol-Myers Squibb, Dr. Horovitz served as Vice President, Business Development and Planning from 1991-1994, Vice President, Licensing in 1990, and Vice President, Research, Planning and Scientific Liaison from 1985-1989. Dr. Horovitz received a B.S. in Pharmacy and his M.S. and Ph.D. in Pharmacology from the University of Pittsburgh in 1955, 1958 and 1960 respectively.

Patrick Ashe has been a member of our board of directors since January 1999. He currently serves as Senior Vice President, Business Development at Athpharma, Ltd. From May 1994 to November 2001, Mr. Ashe served as Vice President, Commercial Development at Elan Pharmaceutical Technologies, a division of Elan Corporation, plc. Additionally, from January 1999 to November 2001, Mr. Ashe served as co-manager, and currently serves as a director, of Nascime Limited, a company initially formed in connection with the Elan joint venture that is now wholly owned by us. Mr. Ashe graduated from University College Dublin with a B.Sc. in pharmacology in 1985 and completed his M.B.A. at Dublin City University’s Business School in 1994.

Daniel S. Van Riper became a member of our board of directors in March 2002. Mr. Van Riper is also a director of Millennium Chemicals Inc., where he serves on the audit committee and chairs the compensation committee, a director of Hubbell Incorporated, where he serves on the finance committee, and a director of New Brunswick Scientific Co., Inc., where he serves as chairman of its audit committee. Mr. Van Riper currently serves as Special Advisor to Sealed Air Corporation, where he previously served as Senior Vice President and Chief Financial Officer from July 1998 to January 2002. Previously, Mr. Van Riper was a partner of KPMG LLP, where he worked from June 1962 to June 1998. Mr. Van Riper graduated with high honors and a B.S. in accounting and completed his M.B.A. in economics and finance from Rutgers University. Mr. Van Riper, a Certified Public Accountant, is a member of the American Institute of Certified Public Accountants and Beta Gamma Sigma, national honorary business fraternity.

Theresa A. Bischoff became a member of our board of directors effective in December 2003. Ms. Bischoff is also a trustee of Mutual of America Capital Asset Management. Ms. Bischoff currently serves as the Chief Executive Officer of the American Red Cross in Greater New York. She has also served as Chair of the Association of American Medical Colleges, the policy setting and advocacy organization for the 125 medical schools and 400 major teaching hospitals in the United States. From 1984 to 2003, Ms. Bischoff served as President and also held various other positions at the NYU Medical Center. Prior to joining NYU Medical Center, she worked in corporate finance at Squibb Corporation and Great Northern Nekoosa. Ms. Bischoff received a B.S. in Accounting from University of Connecticut in 1975 and a M.B.A. from the New York University in 1991. Ms. Bischoff is also a Certified Public Accountant.

Jonathan Silverstein became a member of our board of directors in December 2003. Mr. Silverstein is also a director of OrbiMed Advisors LLC, Given Imaging, Ltd., Auxilium Pharmaceuticals, Inc. and Predix Pharmaceuticals. Mr. Silverstein currently serves as a managing director of OrbiMed. From 1996 to 1999, he was the Director of Life Sciences at Sumitomo Bank Limited.  From 1994 to 1996, he was an associate at Hambro Resource Development. Mr. Silverstein has a B.A. in Economics from Denison University and a J.D. and M.B.A. from the University of San Diego.

Board Committees

Audit Committee and Audit Committee Financial Expert

We have an established audit committee comprised solely of non-management directors all of whom are independent under both Section 10A of the Securities Act of 1934, or Exchange Act and under the Nasdaq marketplace rules. The audit committee determines the selection and retention of our independent auditors, reviews the scope and results of audits, submits appropriate recommendations to the board of directors regarding audits, reviews our internal controls and is responsible for reviewing filings with the SEC and releases containing our financial statements. The current members of the audit committee are Patrick Ashe, Zola Horovitz and Daniel Van Riper (chairman). The audit committee met six times during 2003. Our board of directors has determined that Daniel Van Riper, a member of the audit committee and board of directors, is an audit committee financial expert as such term is defined in Item 401(h) of SEC Regulation S-K. For Mr. Van Riper’s relevant experience, see his biography listed in “Directors” above.

Compensation Committee

The compensation committee reviews and approves the compensation of our executive officers and directors, carries out duties under our incentive compensation plans and other plans approved by us as may be assigned to the committee by the board of directors and makes recommendations to the board of directors regarding these matters. The current members of the compensation committee are Zola Horovitz (chairman) and Daniel Van Riper. The compensation committee met or acted by unanimous written consent six times during 2003.

Search and Nominating Committee

The search and nominating committee has the responsibility of identifying, recommending and nominating a director to fill any existing board vacancies. It may also make recommendations regarding an increase in board size and candidates to fill membership increases. Its members are Zola Horovitz (chairman) and Arnold Lippa. It met twice during 2003. There is no charter for the search and nominating committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership with the SEC and Nasdaq. Directors, executive officers and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of filings with the SEC, we believe that other than the exceptions detailed below, all of our directors and executive officers have complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, during fiscal 2003.

Reporting Requirement

Name	Form	Required Filing Date	Actual Filed Date

Zola Horovitz	Form 4	September 5, 2003	September 19, 2003
	Amended Form 4	September 5, 2003	September 22, 2003
	Form 5	September 15, 2003	March 4, 2004
Patrick Ashe	Form 5	September 15, 2003	March 4, 2004
Daniel S. Van Riper	Form 5	September 15, 2003	March 4, 2004
Jonathan Silverstein	Form 3	December 29, 2003	February 19, 2004

We undertake to prepare Section 16 filings for our officers and directors. The late Form 4 and amended Form 4 filings resulted from late and inaccurate broker information on a sale by Dr. Horovitz and the late Form 5’s related to option grants to the named directors that should originally have been filed on Form 4.  The late Form 3 related to Mr. Silverstein joining our board.

Code of Ethics

We have adopted a code of ethics that applies to all our employees, including our chief executive officer and chief financial officer. This code of ethics is designed to comply with the Nasdaq marketplace rules related to codes of conduct. A copy of our Code of Business Conduct and Ethics Policy may be obtained on our website at http://www.dovpharm.com. We intend to post on our website any amendments to, or waiver from, our code of ethics for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing a similar function, and other named executives.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for the years indicated as to our CEO and the four additional most highly compensated executive officers based on salary and bonus for the fiscal years ended December 31, 2001, 2002 and 2003.

				Long-Term
				Compensation
	Annual Compensation			Awards
				Securities Underlying	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Options(1)	Compensation

Arnold S. Lippa, Ph.D.(2)	2003	$325,769	$50,000	—	$30,408
Co-Chariman and Chief Executive Officer	2002	296,154	110,000	—	30,218
	2001	260,577	150,000	—	23,308

Bernard Beer, Ph.D.(3)	2003	325,769	50,000	—	30,704
Co-Chairman and President	2002	296,154	110,000	—	27,229
	2001	260,577	150,000	—	30,423

Phil Skolnick, Ph.D., D.Sc. (hon)(4)	2003	273,558	30,000	—	8,100
Senior Vice President, Research and Chief Scientific Officer	2002 2001	250,000 230,769	40,000 —	— 405,000	8,100 9,847

Barbara Duncan(5)	2003	258,942	30,000	—	8,100
Vice President, Finance, Chief	2002	235,288	75,000	—	8,100
Financial Officer and Treasurer	2001	82,212	—	364,500	2,571

Robert Horton (6)	2003	250,000	—	—	9,525
Vice President, General Counsel	2002	87,500	—	250,000	2,700

(1)   Does not reflect bonuses paid and options granted in 2004 to the five named executive officers aggregating $300,000 and 200,000 respectively. In connection with his retirement, Dr. Beer will receive a year’s salary of $365,750 and reimbursement of medical insurance for one year of approximately $11,000.

(2)   All other compensation represents $16,668, $16,800 and $18,405 in 2003, 2002 and 2001 for automobile allowance and $13,740, $13,418 and $4,903 in 2003, 2002 and 2001, for life insurance premiums.

(3)   Dr. Beer has retired as president of the Company effective March 15, 2004. In connection with his retirement, Dr. Beer will receive a year’s salary of $365,750 and reimbursement of medical insurance for one year of approximately $11,000. He will continue as co-chairman of the board. All other compensation represents $16,800, $16,800 and $16,518 in 2003, 2002 and 2001 for automobile allowance and $13,904, $10,429 and $13,905 in 2003, 2002 and 2001, for life insurance premiums.

(4)   All other compensation represents automobile allowance.

(5)   All other compensation represents automobile allowance. Ms. Duncan joined us effective August 20, 2001.

(6)   All other compensation represents $8,100 and $2,700 in 2003 and 2002 for automobile allowance and $1,425 in 2003 for moving expenses. Mr. Horton joined us effective August 16, 2002.

Option Grants in Last Fiscal Year and Option Values at Fiscal Year End

We did not grant any stock options during the fiscal year ended December 31, 2003 to our CEO or to the other officers for whom compensation information is given in the Summary Compensation Table. In 2003, we did not grant any stock appreciation rights.

Option Exercises in Last Fiscal Year and Year-End Option Values

The following table sets forth certain information as of December 31, 2003, regarding options held by our CEO and the other officers for whom compensation information is given in the Summary Compensation Table.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End(1)		Value ($) of Unexercised in-the-Money Options at Fiscal Year-End(2)
	Shares
Name	Acquired on Exercise	Value ($) Realized	Number Exercisable	Number Unexercisable	Value ($) Exercisable	Value ($) Unexercisable

Arnold S. Lippa, Ph.D.	—	—	210,600	—	2,253,420	—
Bernard Beer, Ph.D.	—	—	210,600	—	2,253,420	—
Phil Skolnick, Ph.D. D. Sc. (hon)	40,000	236,800	331,243	33,757	3,507,863	357,487
Barbara Duncan.	40,000	375,659	233,371	91,129	2,184,352	852,967
Robert Horton	—	—	40,500	250,000	428,895	2,242,500

(1)   Includes both in-the money and out-of-the-money options.
(2)   Fair value of DOV’s common stock at December 31, 2003 ($13.37 based on the closing sales price reported on Nasdaq) less the exercise price.

Compensation of the Chief Executive Officer and President

Drs. Lippa’s and Beer’s base salary during fiscal year 2003 as CEO and President, respectively, was $332,750 each. Drs. Lippa and Beer received bonuses for the fiscal year 2003 of $50,000 each.

Compensation of Directors

Our outside directors each receive $4,000 for each quarterly board meeting in which they participate and beginning in 2004 will receive 15,000 options on the annual meeting date for a full year of service. In 2003, Dr. Horovitz, Mr. Ashe and Mr. Van Riper each received 15,000 options at an exercise price of $16.74 and Ms. Bischoff received a nonqualified stock option to purchase 24,300 shares of our common stock at an exercise price of $12.90 per share. These options will become exercisable in equal (25%), annual installments, after the completion of each full year of service following such grant. Our compensation committee members receive $1,000 for each meeting in which they participate with a limit of one such payment per quarter and the chairman of the compensation committee receives additional compensation of $500 per quarter. Our audit committee members receive $1,000 for each meetin g in which they participate and the chairman of the audit committee receives additional compensation of $3,000 per quarter. We have agreed to reimburse our directors for their reasonable expenses incurred in attending meetings of the board of directors and its committees.

Employment Agreements

Arnold S. Lippa, Ph.D. We have entered into an employment agreement with Dr. Lippa, which provides for his employment as CEO until December 10, 2004. Dr. Lippa’s base compensation was $332,750 for 2003, and during each subsequent year his base compensation will increase by at least 10% annually. For 2004, he will be paid a base salary of $365,750. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, his employment agreement provides that if we should merge or consolidate with or into an unrelated entity, sell all or substantially all our assets, or enter into a transaction or series of transactions with the result that 51% or more of our capital stock is transferred to one or more unrelated third parties, Dr. Lippa is entitled to receive a bonus equal to 2% of t he gross proceeds of such sale (as defined in the agreement). We are obligated to continue to pay Dr. Lippa his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Dr. Lippa terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Dr. Lippa without cause, he is entitled to receive his base and incentive compensation and the continuation of all benefits for two years from the date of termination, and all stock options granted to him will immediately vest. The agreement also requires Dr. Lippa to refrain from competing with us and from soliciting our clients and customers for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

Bernard Beer, Ph. D. Prior to his retirement on March 15, 2004, Dr. Beer’s employment terms were the same as Dr. Lippa’s. In connection with his retirement, Dr. Beer will receive a year’s salary of $365,750 and reimbursement of medical insurance of approximately $11,000.

Phil Skolnick, Ph.D., D.Sc.(hon) In connection with his employment by us in January 2001, we entered into an employment agreement (as amended in January 2004) with Dr. Skolnick, which provides for his employment as Senior Vice-President, Research and Chief Scientific Officer until January 19, 2007. Under the agreement, we will pay Dr. Skolnick base compensation of at least $300,000 per year. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, upon the commencement of Dr. Skolnick’s employment, we granted him options to purchase 405,000 shares of our common stock (adjusted for subsequent 1.62-for-1 stock split) at an exercise price of $2.78 per share (as so adjusted). The options are completely vested. In addition, in January 2004 we granted him options to purchase 100,000 shares of our common stock at an exercise price of $13.58 per share that vest 50% on July 9, 2005 and will continue to vest ratably thereafter over the next six quarters. We are obligated to continue to pay Dr. Skolnick his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Dr. Skolnick terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Dr. Skolnick without cause, he is entitled to receive his base compensation for three years from the date of the agreement and stock options granted to him will immediately vest on a schedule of 25,000 if the change of control occurs within the first year, 37,500 to the extent not vested if the change of control occurs within the second year and the balance of 100,000 to the extent not vested if the change of control occurs within the third year. The agreement also requires Dr. Skolnick to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

Warren Stern, Ph.D. In connection with his engagement in September 2003, Dr. Stern and we entered into a consulting agreement and an employment agreement. The employment agreement provides for Dr. Stern to serve as Senior Vice President, Drug Development until September 10, 2006. Under the consulting agreement, pending commencement of full-time employment, we paid Dr. Stern $45,000. Under the employment agreement, once Dr. Stern commenced full-time employment in December 2003, we have agreed to pay him $300,000 per year. The employment agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, as of September 10, 2003, we granted Dr. Stern options to purchase 285,000 shares of our common stock at an exercise price of $15.36 per share. The options vest 50% on June 2, 2005, with the remainder vesting ratably, on quarterly basis, over the next 18 months. We are obligated to continue to pay Dr. Stern his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Dr. Stern terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Dr. Stern without cause, he is entitled to receive his base compensation for three years from the date of the agreement and stock options granted to him will immediately vest. The employment agreement also requires Dr. Stern to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the time we make severance payments to him.

Barbara Duncan. In connection with her employment by us in August 2001, we entered into an employment agreement with Ms. Duncan, which provides for her employment as Vice President, Finance and Chief Financial Officer until August 20, 2004. Under the agreement, we will pay Ms. Duncan base compensation of at least $225,000 per year. For 2004, we will pay her $300,000 in base salary. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, upon the commencement of Ms. Duncan’s employment, we granted her options to purchase 364,500 shares of our common stock (adjusted for subsequent 1.62-for-1 stock split) at an exercise price of $4.01 per share (as so adjusted). The options vested 50% on February 20, 2003 and will continue to vest ratably thereafter over the next six quarters. We are o bligated to continue to pay Ms. Duncan her base and incentive compensation and to continue her benefits for a period of nine months if she is terminated upon becoming disabled or for a period of 90 days upon her death. If Ms. Duncan terminates her employment with us for good reason, or within six months of a change of control, or if we terminate Ms. Duncan without cause, she is entitled to receive her base compensation for three years from the date of the agreement and all stock options granted to her will immediately vest. The agreement also requires Ms. Duncan to refrain from competing with us and from soliciting our customers and clients for the duration of her employment and for a period following employment equal to the length of time we make severance payments to her.

Robert Horton. In connection with his employment by us in August 2002, we entered into an employment agreement with Mr. Horton, which provides for his employment as Vice President and General Counsel until August 16, 2005. Under the agreement, we will pay Mr. Horton base compensation of at least $250,000 per year. For 2004, we will pay him $300,000 in base salary. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, upon the commencement of Mr. Horton’s employment, we granted him options to purchase 250,000 shares of our common stock at an exercise price of $4.40 per share. The options vest 50% on March 12, 2004 and will continue to vest ratably thereafter over the next six quarters. We are obligated to continue to pay Mr. Horton his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Mr. Horton terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Mr. Horton without cause, he is entitled to receive his base compensation for three years from the date of the agreement and all stock options granted to him will immediately vest. The agreement also requires Mr. Horton to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 17, 2004, certain information regarding the beneficial ownership of our common stock by:
  each person known by us to beneficially own 5% or more of a class of our common stock;

  each of our directors;

  each of our executive officers for whom compensation information is given in the Summary Compensation Table in Part III, Item 11 of this Form 10-K; and

  all our directors and executive officers of as a group.
The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC (Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended) and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares to which an individual or entity has the right to acquire beneficial ownership within 60 days of February 17, 2004, through the exercise of any warrant, stock option or other right. The inclusion in this calculation of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class(1)

Elan Corporation, plc(2) Lincoln House Lincoln Place Dublin 2, Ireland	3,770,929	18.55%
Elan Pharmaceutical Investments II, Ltd.(3) Flatts, Smiths Parish Bermuda, FL04	1,079,002	6.07
OrbiMed Advisors, LLC(4) 767 Third Avenue 30th Floor New York, NY 10017	2,251,428	13.17
Deutsche Bank AG(6) Taunusanlage 12 D-60325 Frankfurt am Main Federal Republic of Germany	1,640,100	9.82
CIBC World Markets Corp.(5) 425 Lexington Avenue New York, NY 10017	1,011,670	6.06
Federated Investors, Inc.(6) 140 East 45th Street New York, NY 10017	991,345	5.94
Arnold S. Lippa(7)	1,615,100	9.55
Bernard Beer(8)	1,465,265	8.77
Phil Skolnick(9)	365,000	2.14
Barbara G. Duncan(10)	263,745	1.56
Zola Horovitz(11)	222,829	1.32
Robert Horton(12)	143,400	*
Patrick Ashe(13)	76,629	*
Daniel S. Van Riper(14)	12,150	*
Warren Stern(15)	—	—
Theresa A. Bischoff(16)	—	—
Jonathan Silverstein(17)	—	—
All directors and executive officers as a group (11 persons)(18)	6,415,546	35.81

_______________
*Less than one percent.

(1)       As of February 17, 2004, the number of outstanding shares of our common stock and common stock equivalents was 16,702,211.

(2)      Elan Corporation, plc is the parent corporation of, and wholly owns, either directly or indirectly, Elan International Services, Ltd. and Elan Pharmaceutical Investments, Ltd., and has or shares, either directly or indirectly, voting and investment power with respect to shares of our common stock held of record by each of the foregoing entities. Includes 146,025 shares of common stock, warrants to purchase 196,500 shares of common stock that are currently exercisable, 574,521 shares of common stock issuable upon the conversion of our series B preferred stock and approximately 2,853,883 shares of common stock issuable upon the conversion of the Elan convertible promissory note.

(3)      Represents approximately 1,079,002 shares of common stock issuable upon conversion of the Elan convertible line of credit promissory note.

(4)      OrbiMed Advisors, LLC and OrbiMed Capital, LLC, together with Samuel D. Islay, who owns a controlling interest in each of the foregoing entities, has or shares, either directly or indirectly, voting and investment power with respect to the shares of our common stock held of record by UBS Juniper Crossover Fund, L.L.C., Caduceus Private Investments, LP and OrbiMed Associates LLC. Includes 1,858,571 shares of common stock and warrants to purchase 392,857 shares of common stock that are currently exercisable. The information reported herein is based solely upon public filings made with the SEC by or on behalf of the beneficial holders so listed.

(5)      CIBC World Markets Corp. is an indirect wholly-owned subsidiary of Canadian Imperial Bank of Commerce, who may be deemed to be the beneficial owner of these shares. The information reported herein is based solely upon public filings made with the SEC by or on behalf of the beneficial holder so listed.

(6)      The information reported herein is based solely upon public filings made with the SEC by or on behalf of the beneficial holder so listed.

(7)      Includes 1,404,500 shares of common stock and options to purchase 210,600 shares of common stock that are currently exercisable. Includes 105,300 shares of common stock held in a GRAT due to expire February 27, 2004. Excludes options to purchase 25,000 shares of common stock that are not exercisable within 60 days of February 17, 2004.

(8)      Includes 1,465,265 shares of common stock. Includes 162,000 shares of common stock held in a GRAT due to expire in March 2004. Excludes options to purchase 25,000 shares of common stock that are not exercisable within 60 days of February 17, 2004.

(9)      Includes options to purchase 365,000 shares of common stock that are currently exercisable. Excludes options to purchase 100,000 shares of common stock that are not exercisable within 60 days of February 17, 2004.

(10)    Includes options to purchase 263,745 shares of common stock that are currently exercisable. Excludes options to purchase 85,755 shares of common stock that are not exercisable within 60 days of February 17, 2004.

(11)    Includes 50,200 shares of common stock and options to purchase 172,629 shares of common stock that are currently exercisable. Excludes options to purchase 20,571 shares of common stock that are not exercisable within 60 days of February 17, 2004.

(12)    Includes options to purchase 143,400 shares of common stock that are currently exercisable. Excludes options to purchase 150,000 shares of common stock that are not exercisable within 60 days of February 17, 2004.

(13)    Includes options to purchase 76,629 shares of common stock that are currently exercisable. Excludes options to purchase 20,571 shares of common stock that are not exercisable within 60 days of February 17, 2004.

(14)    Includes options to purchase 12,150 shares of common stock that are currently exercisable. Excludes options to purchase 27,150 shares of common stock that are not exercisable within 60 days of February 17, 2004.

(15)    Excludes options to purchase 285,000 shares of common stock that are not exercisable within 60 days of February 17, 2004.

(16)    Excludes options to purchase 24,300 shares of common stock that are not exercisable within 60 days of February 17, 2004.

(17)    Mr. Silverstein is a managing director of OrbiMed Advisors, LLC which, together with certain funds managed by OrbiMed, owns the securities referenced in footnote 4 above.  Mr. Silverstein’s beneficial ownership does not include beneficial ownership of the securities that are presented for OrbiMed Advisors, LLC in this principal stockholder table.

(18)    Includes options to purchase 1,244,153 shares of common stock that are exercisable within 60 days of February 17, 2004.

Stock Option Plans

The following table provides information with respect to compensation plans under which equity compensation is authorized at December 31, 2003.

	Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issue

Equity Compensation Plans Approved by Shareholders	2,631,370	$5.51	542,816
Equity Compensation Plan Not Approved by Shareholders	—	—	—

Total	2,631,370	$5.51	542,816

1998 Stock Option Plan

Our 1998 Stock Option Plan, adopted by our board of directors and approved by our stockholders in September 1998, provided for the issuance of 2,025,000 shares of our common stock. As of December 31, 2003, options to purchase 834,700 shares of our common stock were outstanding under our 1998 Stock Option Plan. Options to purchase an aggregate of 308,210 shares of common stock have been exercised under our 1998 Stock Option Plan. Generally, options granted under our 1998 Stock Option Plan vest 50% six months from the date of grant and 50% eighteen months from the date of grant. All options generally terminate on the tenth anniversary of the date of grant. In the event of a change in control, all options will become immediately exercisable. The Compensation Committee administers the 1998 plan. We will not make any additional grants under our 1998 Stock Option Plan.

Stock Option Grant to Phil Skolnick

In connection with the commencement of Dr. Skolnick’s employment with us in January 2001, we granted him stock options to acquire 405,000 shares of our common stock at an exercise price of $2.78 per share (as adjusted for our subsequent 1.62-for-1 stock split). Although Dr. Skolnick’s 405,000 options were not granted under our 1998 Stock Option Plan or our 2000 Stock Option and Grant Plan, the options were charged against the total number of options available for future grants under our 2000 Stock Option and Grant Plan. As of December 31, 2003, of the 365,000 options outstanding, 331,243 were vested. During 2003, Dr. Skolnick exercised 40,000 options.

2000 Stock Option and Grant Plan

Our board of directors adopted, and our stockholders approved, our 2000 Stock Option and Grant Plan, or 2000 Plan, in November 2000. In May 2003, our stockholders approved an amendment to the 2000 Plan to increase the number of shares authorized for grant by 500,000 shares. The 2000 Plan now provides for the issuance of up to 2,192,090 shares of common stock plus that number of shares of common stock underlying any future termination, cancellation or reacquisition of options granted under the 1998 Stock Option Plan. Additionally, if any of the 405,000 options granted to Dr. Skolnick are terminated, canceled or otherwise reacquired by us, that number of reacquired shares will also become available for issuance under the 2000 Stock Option and Grant Plan. As of December 31, 2003, options to purchase 1,431,670 shares of common stock were outstanding and 542,816 shares of common stock were available for future grants under the 2000 Plan. Options to purchase an aggregate of 224,894 shares of common stock have been exercised under our 2000 Plan. Our compensation committee will administer the 2000 Plan.

Under the 2000 Plan, our compensation committee may among other things:
  grant incentive stock options;

  grant non-qualified stock options;

  grant stock appreciation rights;

  issue or sell common stock with or without vesting or other restrictions; and

  grant common stock upon the attainment of specified performance goals.
These grants and issuances may be made to our officers, employees, directors, consultants, advisors and other key persons.

Our compensation committee has the right, in its discretion, to select the individuals eligible to receive awards, determine the terms and conditions of the awards granted, accelerate the vesting schedule of any award and generally administer and interpret the 2000 Plan.

The exercise price of options granted under the 2000 Plan is determined by our compensation committee. Under present law, incentive stock options and options intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986 may not be granted at an exercise price less than the fair market value of our common stock on the date of grant, or less than 110% of the fair market value in the case of incentive stock options granted to optionees holding more than 10% of our voting power. Generally vesting under the 2000 Plan occurs 25% after the first year and the balance ratably annually over the next three years or 50% after the first 18 months and the balance ratably quarterly thereafter.

Non-qualified stock options may be granted under the 2000 Plan at prices that are less than the fair market value of the underlying shares on the date granted. Options are typically subject to vesting schedules, terminate ten years from the date of grant and may be exercised for specified periods after the termination of the optionee’s employment or other service relationship with us. Upon the exercise of options, the option exercise price must be paid in full either in cash or by certified or bank check or other instrument acceptable to the committee or, in the sole discretion of the committee.

Restricted stock awards may be granted to eligible service providers at the compensation committee’s discretion. The compensation committee determines the terms of restricted stock awards and a restricted stock agreement may give us the option, or impose an obligation, to repurchase some or all of the shares of restricted stock held by a grantee upon the termination of the grantee’s employment or other service relationship with us. Restricted stock awards will vest at a rate determined by the compensation committee and may be granted without restrictions.

Stock appreciation rights may be granted to eligible service providers at the compensation committee’s discretion. Stock appreciation rights entitle the optionee to elect to receive an amount of cash or shares of stock or a combination thereof having a value equal to the excess of the value of the stock on the date of exercise over the exercised price of the award. The terms of the stock appreciation rights will be determined by the compensation committee. Stock appreciation rights will generally terminate upon the termination of an optionee’s employment or other service relationship with us.

The 2000 Plan and all awards granted under the plan will terminate upon a merger, reorganization or consolidation, the sale of all or substantially all of our assets or all of our outstanding capital stock or a liquidation or other similar transaction, unless we and the other parties to such transactions have agreed otherwise. All participants under the 2000 Plan will be permitted to exercise before any such termination of all awards held by them that are then exercisable or will become exercisable upon the closing of the transaction. Under employment agreements with executive officers and certain employees as well as certain options granted to directors, vesting may be accelerated in connection with a change of control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 1999, we established a joint venture with Elan to develop controlled release formulations of bicifadine and ocinaplon. Elan provided us with debt and equity financing to fund our investment in the joint venture and our share of the operations of the joint venture. Elan purchased, for an aggregate of $3.0 million, 525,025 shares of our common stock, 354,643 shares of series B preferred stock, and warrants to purchase 121,500 shares of our common stock at an exercise price of $3.41 per share. We issued Elan a convertible promissory note for $8.01 million and Elan provided us a $7.0 million convertible line of credit promissory note, which expired in March 2002. In March 2003, we and Elan agreed to amend the convertible promissory note to eliminate the exchange feature pursuant to which Elan could have exchanged the note for an approximate 30% position in the joint venture, thereby making our equity positions equal. In connection with this amendment, we granted EIS warrants to purchase 75,000 shares of our common stock at an exercise price of $10.00 per share, which expire on January 21, 2006. On October 21, 2003, we entered into an agreement with Elan to acquire 100% ownership of Nascime Limited, the joint venture’s operating company, established to develop controlled release formulations of bicifadine and ocinaplon and to terminate the joint venture. In connection with the acquisition, we paid $5.0 million to a subsidiary of Elan in respect of its by then diluted 17% equity stake in the joint venture. Elan granted to the operating company a non-exclusive, royalty-free, perpetual, worldwide license to make and sell the two product candidates in controlled release formulations using the Elan intellectual property licensed to the joint venture, including that developed during the venture. In connection with the license grant, Elan will be entitled to receive up to an aggregate of $3.0 million when the products are licensed or come to market. In the ordinary course of its business and prior to the termination of the joint venture, DOV Bermuda incurred expenses for formulation development work provided by Elan. These expenses amounted to approximately $509,000 in 1999, $1.6 million in 2000, $1.8 million in 2001, $1.2 million in 2002 and $854,000 in 2003. For a further discussion of our collaboration with Elan, please refer to the text in subheading “Collaborations and Licensing Agreements-Elan Corporation, plc and Elan International Services, Ltd.” under the “Business” section.

Until August 1, 2002, Ms. Morgen Lippa, daughter of Dr. Arnold Lippa, was employed by us as Comptroller and a project manager. During 2002, she was paid $52,654 in salary, $10,000 in bonuses and was awarded options to purchase 8,100 shares of our common stock. Ms. Lippa resigned effective August 1, 2002. As part of a severance agreement with Ms. Lippa, she was paid $46,681 in a lump sum severance payment, we accelerated the vesting on 10,000 options and we extended the exercise date of all her options an additional nine months from what is provided under the 1998 stock option and the 2000 stock option and grant plans. As a result, we recorded a charge of $11,858 for the acceleration and extended exercise date of the options.

Mr. Gary Beer, son of Dr. Bernard Beer, is employed by us as Director of Data Management. During 2003, he was paid $146,000 in salary, $8,000 in bonuses and was awarded options to purchase 5,000 shares of our common stock. Effective January 23, 2004, Mr. Beer was promoted and his annual salary was increased to $175,000.

On July 2, 2003, we concluded a private placement of 1,428,571 shares of our common stock and three-year warrants to purchase an aggregate of 392,857 shares of our common stock at an exercise price of $16.00 per share to a group of funds managed by OrbiMed Advisors, LLC, for gross proceeds of $15,000,000. The investors also received the right to nominate a director to our board of directors. Jonathan Silverstein, a director of OrbiMed Advisors, LLC has joined our board effective December 19, 2003.

On March 15, 2004, our co-founder and president, Dr. Bernard Beer, retired. In connection with his retirement, we have entered into a severance agreement with him that provides for the termination of his employment agreement, a year’s salary of $365,750, and payment of his health insurance premiums over the next twelve months of approximately $11,000. Dr. Beer remains as co-chairman of our board of directors and Dr. Lippa, our chief executive officer, has assumed his title of president.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee regularly reviews and determines whether specific projects or expenditures with our independent auditors, PricewaterhouseCoopers LLP, potentially affects their independence. The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by PricewaterhouseCoopers LLP. Pre-approval is generally provided by the audit committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The audit committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management is required to provide quarterly updates to the audit committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date.

The aggregate fees and expenses billed for professional services rendered by our auditors PricewaterhouseCoopers LLP with respect to fiscal years ended 2003 and 2002 were as follows:

		Years Ended December 31,

		2003	2002

(1)	Audit	$238,180	$405,223
(2)	Audit Related	—	—
(3)	Tax	34,000	5,000
(4)	All Other	—	—

	Total	$272,180	$410,223

Audit fees include fees for quarterly reviews, the 2002 audit fee for DOV Bermuda, a joint venture with Elan Corporation plc in which we hold an 83.0% equity interest, the 2003 and 2002 audit fee for Nascime Ltd., a wholly-owned subsidiary of DOV, fees for our initial public offering, which was completed in April 2002, fees for review of the S-8 filing for our shareholder rights plan and fees for review of S-1 filings. In 2003, tax related fees include fees for tax advice in relation to our acquisition of 100% of the equity of Nascime and for tax return preparation services.

Non-Audit Services

Prior to adoption of the Sarbanes-Oxley Act of 2002, our audit committee’s charter required pre-approval of all non-audit services by our auditor, PricewaterhouseCoopers LLP, which would include the following: tax research and consultations; international tax consulting; tax assistance and compliance in international locations; assistance with transfer pricing; expatriate tax services; consultations and assistance with other taxes including state and local taxes, sales and use taxes, customs and duties; review of intercompany agreements; and assistance with international manufacturing tax issues. The audit committee’s amended charter adopted in March 2004 continues pre-approval requirements for permitted and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

(1)   List of Financial Statements.
The following financial statements of DOV Pharmaceutical, Inc. and Report of PricewaterhouseCoopers LLP are included in this report:
Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2002 and 2003
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2002 and 2003
Consolidated Statements of Stockholders’ (Deficit)/ Equity for the Years Ended December 31, 2001, 2002 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002 and 2003
Notes to Consolidated Financial Statements

The following financial statements of DOV (Bermuda), Ltd. (A Development Stage Company) and Report of PricewaterhouseCoopers LLP are included in this report:
Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 2001 and 2002
Consolidated Statements of Operations for the Years Ended December 31, 2001 and 2002 and the Period from Inception (January 21, 1999) through December 31, 2002
Consolidated Statements of Stockholders’ Deficit for the Periods from Inception (January 21, 1999) through December 31, 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2002 and the Period from Inception (January 21, 1999) through December 31, 2002
Notes to Consolidated Financial Statements

(2)   List of all Financial Statement Schedules.
All the schedules called for are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(3)   List of Exhibits.
Exhibits are incorporated herein by reference or are filed with this report as indicated in the “Index to Exhibits” in part (c) below (numbered in accordance with Item 601 of Regulation S-K).

(b)  Reports on Form 8-K.

We filed current reports on Form 8-K on October 8 (Items 5 and 7), October 22 (Items 5 and 7), November 18 (Items 7 and 12), and December 23, 2003 (Items 5 and 7).

(c)   Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q on May 29, 2002 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of Registrant (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q on May 29, 2002 and incorporated herein by reference).
3.3
Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Registrant classifying and designating the Series E Junior Participating Cumulative Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K on October 16, 2002 and incorporated herein by reference).

4.1	See Exhibits 3.1, 3.3 and 4.3 for instruments defining the rights of holders of common stock of Registrant.
4.2
Specimen certificate for shares of common stock, $0.0001 par value per share, of Registrant (filed as Exhibit 4.2 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-81484) on April 5, 2002 and incorporated herein by reference).

4.3
Shareholder Rights Agreement dated as of October 8, 2002, by and between Registrant and Continental Stock Transfer & Trust Co., as Rights Agent (filed as Exhibit 4.1 to the Current Report on Form 8-K on October 16, 2002 and incorporated herein by reference).

10.1
Lease Agreement dated as of May 24, 1999, by and between Continental Investors, L.P. and Registrant for commercial premises located at 433 Hackensack Avenue, Hackensack, New Jersey (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.2
Preferred Stock Purchase Agreement dated as of June 30, 1998, by and between Registrant and Neurocrine Biosciences, Inc. (filed as Exhibit 10.2 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-81484) on April 5, 2002 and incorporated herein by reference).

10.3
License Agreement dated as of May 29, 1998, by and between Registrant and American Cyanamid Company (filed as Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-81484) on February 6, 2002 and incorporated herein by reference).1

10.4
Sublicense and Development Agreement dated as of June 30, 1998, by and between Registrant and Neurocrine Biosciences, Inc. as amended by that certain Consent and Agreement referred to in item 10.33 (filed as Exhibit 10.4 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-81484) on April 24, 2002 and incorporated herein by reference).1

10.5
License, Research and Development Agreement dated as of January 12, 2001, by and between Registrant and Biovail Laboratories Incorporated as amended by that certain Confidential Patent License, Settlement, and Special Mutual Release Agreement referred to in item 10.35 (filed as Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-81484) on February 6, 2002 and incorporated herein by reference).1

10.6
Guaranty dated as of January 12, 2001, by Biovail Corporation in favor of Registrant (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.7
Securities Purchase Agreement dated as of January 21, 1999, by and between Registrant and Elan International Services as amended by that certain Termination Agreement referred to in item 10.39 (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.8
Joint Development and Operating Agreement dated as of January 21, 1999, by and among Registrant, Elan Corporation, plc, Elan International Services, Ltd., DOV Bermuda, Ltd. (formerly DOV Newco, Ltd.), and Nascime Limited as amended by that certain Termination Agreement referred to in item 10.39 (filed as Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-81484) on February 6, 2002 and incorporated herein by reference).1

Exhibit No.	Description

10.9
Letter Agreement dated as of January 21, 1999, by and among Registrant, Elan Corporation, plc, Elan International Services, Ltd., DOV Bermuda, Ltd. as amended by that certain Termination Agreement referred to in item 10.39 (formerly known as DOV Newco, Ltd.), and Nascime Limited signed in connection with the Joint Development and Operating Agreement referred to in 10.8 (filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.10
License Agreement dated as of January 20, 1999, by and between Registrant and Nascime Limited as amended by that certain Termination Agreement referred to in item 10.39 (filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-81484) on February 6, 2002 and incorporated herein by reference).1

10.11
License Agreement dated as of January 20, 1999, by and between Nascime Limited and Elan Corporation, plc as amended by that certain Termination Agreement referred to in item 10.39 (filed as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-81484) on February 6, 2002 and incorporated herein by reference).1

10.12
Convertible Exchangeable Promissory Note of Registrant issued to Elan International Services, Ltd. (filed as Exhibit 10.11 to the Registration Statement on Form S-1 as amended by that certain Amendment Agreement referred to in item 10.34 and further amended by that certain Termination Agreement referred to in item 10.39 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.13
Convertible Promissory Note of Registrant issued to Elan International Services, Ltd. as amended by that certain Termination Agreement referred to in item 10.39 (filed as Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.14
Registration Rights Agreement dated as of January 21, 1999, by and between Registrant and Elan International Services, Ltd. for shares of common stock received pursuant to the Securities Purchase Agreement referred to in 10.7 as amended by that certain Letter Agreement referred to in item 10.15 and further amended by that certain Termination Agreement referred to in item 10.39 (filed as Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333- 81484) on January 28, 2002 and incorporated herein by reference).

10.15
Letter Agreement dated as of June 20, 2000, by and between Registrant and Elan International Services, Ltd., which amends the Registration Rights Agreement referred to in 10.14 (filed as Exhibit 10.15 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-81484) on April 5, 2002 and incorporated herein by reference).

10.16
Registration Rights Agreement dated as of January 21, 1999, by and among Registrant, DOV Bermuda, Ltd. (formerly known as DOV Newco, Ltd.), and Elan International Services, Ltd. for shares of common stock received pursuant to the Joint Development and Operating Agreement referred to in 10.8 as amended by that certain Termination Agreement referred to in item 10.39 (filed as Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.17
Preferred Stock Purchase Agreement dated as of June 20, 2002, by and among Registrant and Series C Investors (filed as Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.18
Registration Rights Agreement dated as of June 20, 2000, by and among Registrant and Series C Investors (filed as Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.19
Stock Purchase Agreement dated as of August 30, 2001, by and among Registrant and Series D Investors (filed as Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

Exhibit No.	Description

10.20
Amended and Restated Stockholders Agreement dated as of August 30, 2001 by and among Registrant, Arnold Lippa, Bernard Beer, Series C Investors and Series D Investors (filed as Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.21
Registration Rights Agreement dated as of August 30, 2001 by and among Registrant, Series C Investors and Series D Investors (filed as Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.22	Form of Warrant Agreement (filed as Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).
10.23	1998 Stock Option Plan (filed as Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).
10.24	2000 Stock Option and Grant Plan (filed as Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).
10.25
Stock Option Agreement dated as of July 10, 2000, by and between Registrant and Philip Skolnick for the grant of 250,000 stock options (filed as Exhibit 10.25 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-81484) on April 5, 2002 and incorporated herein by reference).

10.26
Employment Agreement dated as of December 10, 1998 between Registrant and Arnold S. Lippa (filed as Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.27
Extension of Employment Agreement dated as of December 10, 2001, by and between Registrant and Arnold S. Lippa (filed as Exhibit 10.27 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-81484) on April 5, 2002 and incorporated herein by reference).

10.28
Employment Agreement dated as of December 10, 1998 between Registrant and Bernard Beer (filed as Exhibit 10.26 to the Registration Statement on Form S- 1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.29
Extension of Employment Agreement dated as of December 10, 2001, by and between Registrant and Bernard Beer (filed as Exhibit 10.29 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-81484) on April 5, 2002 and incorporated herein by reference).

10.30
Employment Agreement dated as of July 10, 2002, by and between Registrant and Philip Skolnick (filed as Exhibit 10.28 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.31
Employment Agreement dated as of July 30, 2001, by and between Registrant and Barbara G. Duncan (filed as Exhibit 10.34 to the Annual Report on Form 10-K filed on March 31, 2003 and incorporated herein by reference).

10.32
Letter Agreement dated as of May 15, 2002, by and between Registrant and Paul Schiffrin (filed as Exhibit 10.34 to the Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

Exhibit No.	Description

10.33
Consent and Agreement dated as of March 24, 2003, by and between Registrant Neurocrine Biosciences, Inc. and ACY (filed as Exhibit 10.35 to the Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.34
Amendment Agreement dated as of March 24, 2003, by and between Registrant and Elan International Services, Inc., which amends the convertible exchangeable promissory note referred to in 10.12 (filed as Exhibit 10.36 to the Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.36
Securities Purchase Agreement dated as of July 1, 2003 by and among Registrant, PW Juniper Crossover Fund, L.L.C., Caduceus Private Investment, LP, and OrbiMed Associates LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K on July 8, 2003 and incorporated herein by reference).

10.37
Registration Rights Agreement dated as of July 1, 2003 by and among Registrant, PW Juniper Crossover Fund, L.L.C., Caduceus Private Investments, LP, and OrbiMed Associates LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K on July 8, 2003 and incorporated herein by reference).

10.38
Form of Warrant Agreement dated as of July 1, 2003, by and among Registrant, PW Juniper Crossover Fund, L.L.C., Caduceus Private Investments, LP, and OrbiMed Associates LLC (filed as Exhibit 10.3 to the Current Report on Form 8-K on July 8, 2003 and incorporated herein by reference).

10.39
Termination Agreement dated as of October 21, 2003 by and among Registrant, Elan Corporation, plc, Elan International Services, Ltd., Elan Pharma International Limited, DOV (Bermuda), Ltd., and Nascime Limited (filed as Exhibit 10.1 to the Current Report on form 8-K on October 22, 2003 and incorporated herein by reference).

10.40	Restated Employment Agreement dated as of January 19, 2004, by and between Registrant and Philip Skolnick.
10.41	Employment Agreement dated as of July 29, 2002, by and between Registrant and Robert Horton.
10.42	Employment Agreement dated as of September 10, 2003, by and between Registrant and Warren Stern.
10.43	Severance Agreement dated as of March 12, 2004, by and between Registrant and Bernard Beer.
10.44
Third Amendment to Lease Agreement dated as of February 13, 2004, by and between Continental Investors, L.P. and Registrant for commercial premises located at 433 Hackensack Avenue, Hackensack, New Jersey.

10.45	Amended audit committee charter dated March 11, 2004.
10.46	Fourth Amendment to Lease Agreement dated March 11, 2004, by and between Continental Investors, L.P. and Registrant for commercial premises located at 433 Hackensack Avenue, Hackensack, New Jersey.
14.1	Code of Business Conduct and Ethics.
14.2	Audit Committee Complaint Procedures.
21.1	Subsidiaries of Registrant (filed as Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-81484) and incorporated herein by reference).
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc. pursuant to Rules 13a-15(e) and 15(d)-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc. pursuant to Rules 13a-15(e) and 15(d)-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Previously filed with confidential treatment of certain provisions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOV Pharmaceutical, Inc.
By:	/s/ Arnold S. Lippa
Name:Arnold S. Lippa Title:Chief Executive Officer and Secretary Date: March 15, 2004

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Arnold S. Lippa	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004
Arnold S. Lippa

/s/ Barbara G. Duncan	Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2004
Barbara G. Duncan

/s/ Bernard Beer	President and Director	March 15, 2004
Bernard Beer

/s/ Zola Horovitz	Director	March 15, 2004
Zola Horovitz

/s/ Patrick Ashe	Director	March 15, 2004
Patrick Ashe

/s/ Daniel S. Van Riper	Director	March 15, 2004
Daniel S. Van Riper

/s/ Theresa A. Bischoff	Director	March 15, 2004
Theresa A. Bischoff

/s/ Jonathan Silverstein	Director	March 15, 2004
Jonathan Silverstein

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page

DOV Pharmaceutical, Inc.
Report of Independent Auditors	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2003	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2002 and 2003	F-4
Consolidated Statements of Stockholders’ (Deficit) /Equity for the Years Ended December 31, 2001, 2002 and 2003	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002 and 2003	F-6
Notes to Consolidated Financial Statements	F-7

DOV (Bermuda), Ltd. (A Development Stage Company)
Report of Independent Accountants	F-28
Consolidated Balance Sheets as of December 31, 2001 and 2002	F-29
Consolidated Statements of Operations for the Years Ended December 31, 2001 and 2002 and for the Period from Inception (January 21, 1999) through December 31, 2002	F-30
Consolidated Statements of Changes in Stockholders’ Deficit for the Period from Inception (January 21, 1999) Through December 31, 2002	F-31
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2002 and the Period from Inception (January 21, 1999) through December 31, 2002	F-32
Notes to Consolidated Financial Statements	F-33

F - 1

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
DOV Pharmaceutical, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ (deficit)/equity and cash flows present fairly, in all material respects, the financial position of DOV Pharmaceutical, Inc. and its subsidiaries ("the Company") at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Florham Park, NJ
March 8, 2004, except as to the second paragraph of Note 9 as to which the date is March 15, 2004

F - 2

DOV PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

Assets
Current assets:
Cash and cash equivalents	$37,859,573	$22,290,999
Accounts receivable	47,289	—
Marketable securities—short-term	21,446,821	26,087,699
Investments	1,609,961	—
Receivable from DOV Bermuda	3,040,379	—
Prepaid expenses and other current assets	710,880	1,197,973

Total current assets	64,714,903	49,576,671
Marketable securities—long-term	1,039,230	3,783,227
Property and equipment, net	338,500	364,950
Deferred charges, net	57,814	127,012

Total assets	$66,150,447	$53,851,860

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,906,923	$1,839,655
Accrued expenses	3,839,331	1,220,814
Deferred revenue—current	1,979,167	—
Accumulated loss in excess of investment in DOV Bermuda	2,875,763	—

Total current liabilities	10,601,184	3,060,469

Deferred revenue—non-current	989,583	—
Convertible promissory note	10,506,257	11,254,566
Convertible line of credit promissory note	3,294,064	3,631,532
Commitments and contingencies
Stockholders’ equity:
Preferred stock—series B, $1.00 par value, 354,643 shares authorized, 354,643 shares issued and outstanding at December 31, 2002 and 2003	354,643	354,643
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, 0 shares issued and outstanding at December 31, 2002 and 2003	—	—
Common stock, $.0001 par value, 60,000,000 shares authorized, 14,414,038 issued and outstanding at December 31, 2002 and 16,494,293 issued and outstanding at December 31, 2003	1,441	1,649
Additional paid-in capital	81,523,234	103,013,813
Accumulated other comprehensive loss	(179,091)	(28,228)
Accumulated deficit	(40,665,135)	(67,396,482)
Unearned compensation	(275,733)	(40,102)

Total stockholders’ equity	40,759,359	35,905,293

Total liabilities and stockholders’ equity	$66,150,447	$53,851,860

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2002	2003

Revenue	$5,711,466	$2,389,634	$2,968,750
Operating expenses:
Royalty and license expense	1,111,122	—	1,000,000
General and administrative expense	2,343,105	3,902,544	5,173,581
Research and development expense	5,524,837	10,310,900	22,683,859

Loss from operations	(3,267,598)	(11,823,810)	(25,888,690)
Loss in investment in DOV Bermuda	(1,433,902)	(1,016,798)	—
Interest income	366,061	1,066,841	851,104
Interest expense	(1,491,357)	(2,017,309)	(2,947,084)
Other income (expense), net	422,599	(3,029,396)	1,104,323

Net loss before tax	(5,404,197)	(16,820,472)	(26,880,347)
Income tax benefit	—	—	149,000

Net loss	(5,404,197)	(16,820,472)	(26,731,347)
Deemed dividend on issuance of series D preferred	(97,400)	—	—

Net loss attributable to common stockholders	$(5,501,597)	$(16,820,472)	$(26,731,347)

Basic and diluted net loss per share	$(1.12)	$(1.47)	$(1.73)

Weighted average shares used in computing basic and diluted net loss per share	4,894,138	11,440,731	15,489,426

The accompanying notes are an integral part of these consolidated financial statements.

F - 4

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)/ EQUITY

	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Stockholders(Deficit)/ Equity

Balance, December 31, 2000	$354,643	$488	$4,084,934	$(18,440,466)	$(21,321)	$—	$(14,021,722)
Warrants issued for offering costs for issuance of series D	—	—	173,784	—	—	—	173,784
Beneficial conversion feature on issuance of series D	—	—	97,400	—	—	—	97,400
Deemed dividend on issuance of series D	—	—	(97,400)	—	—	—	(97,400)
Options exercised	—	1	31,249	—	—	—	31,250
Issuance of options to employees	—	—	1,118,705	—	(1,118,705)	—	—
Amortization of unearned compensation	—	—	—	—	332,127	—	332,127
Issuance of options for services	—	—	293,099	—	—	—	293,099
Interest payable in convertible securities	—	—	559,500	—	—	—	559,500
Net loss, year ended December 31, 2001	—	—	—	(5,404,197)	—	—	(5,404,197)

Balance, December 31, 2001	354,643	489	6,261,271	(23,844,663)	(807,899)	—	(18,036,159)
Issuance of common stock	—	500	58,970,530	—	—	—	58,971,030
Conversion of preferred stock, series C and D to common stock	—	452	14,837,707	—	—	—	14,838,159
Issuance of options to employees	—	—	72,573	—	(72,573)	—	—
Amortization of unearned compensation	—	—	136,166	—	604,739	—	740,905
Issuance of options for services	—	—	233,371	—	—	—	233,371
Interest payable in convertible securities	—	—	1,011,616	—	—	—	1,011,616
Comprehensive loss:
Net loss, year ended December 31, 2002	—	—	—	(16,820,472)	—	—	(16,820,472)
Unrealized loss on marketable securities	—	—	—	—	—	(179,091)	(179,091)

Comprehensive loss	—	—	—	—	—	—	(16,999,563)

Balance, December 31, 2002	354,643	1,441	81,523,234	(40,665,135)	(275,733)	(179,091)	40,759,359
Issuance of common stock and warrants	—	208	18,883,828	—	—	—	18,884,036
Amortization of unearned compensation	—	—	54,430	—	235,631	—	290,061
Issuance of options for services	—	—	694,360	—	—	—	694,360
Interest payable in convertible securities	—	—	1,857,961	—	—	—	1,857,961
Comprehensive loss:
Net loss, year ended December 31, 2003	—	—	—	(26,731,347)	—	—	(26,731,347)
Unrealized loss on marketable securities	—	—	—	—	—	150,863	150,863

Comprehensive loss	—	—	—	—	—	—	(26,580,484)

Balance, December 31, 2003	$354,643	$1,649	$103,013,813	$(67,396,482)	$(40,102)	$(28,228)	$35,905,293

The accompanying notes are an integral part of these consolidated financial statements.

F - 5

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2002	2003

Cash flows from operating activities
Net loss	$(5,404,197)	$(16,820,472)	$(26,731,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchased in-process research and development	—	—	5,305,681
Non-cash amortization of premium paid on marketable securities	—	—	1,196,880
Loss in investment in DOV Bermuda	1,433,902	1,016,798	—
Non-cash milestone revenue	(1,874,633)	—	—
Non-cash royalty and litigation settlement expense (income)	749,853	2,270,497	(42,651)
Net (appreciation) depreciation in investments	(422,599)	500,904	250,782
Realized loss in marketable securities	—	—	182,354
Net loss on sale of investments	—	—	8,839
Non-cash interest expense	1,488,935	2,016,262	2,943,737
Depreciation	96,634	104,935	155,358
Amortization of deferred charges	30,429	25,071	94,868
Non-cash compensation charges	332,127	740,905	290,061
Warrants, options and common stock issued for services	293,099	233,371	694,360
Changes in operating assets and liabilities:
Due from DOV Bermuda (Elan Portion)	(154,453)	(340,202)	193,058
Accounts receivable	(156,000)	108,711	47,289
Prepaid expenses and other current assets	(56,706)	(625,851)	(487,093)
Accounts payable	268,734	1,546,028	(60,004)
Accrued expenses	(107,787)	572,322	179,762
Deferred revenue	5,208,333	(2,239,583)	(2,968,750)

Net cash (used in) provided by operating activities	1,725,671	(10,890,304)	(18,746,816)

Cash flows from investing activities
Purchase of in-process research and development	—	—	(5,305,681)
Investments in DOV Bermuda, net of cash received	(1,350,643)	(1,007,287)	—
Purchases of marketable securities	—	(24,665,142)	(34,717,406)
Sales of marketable securities	—	2,000,000	26,104,160
Sales of investments	—	—	786,854
Purchases of property and equipment	(82,074)	(201,058)	(181,808)

Net cash used in investing activities	(1,432,717)	(23,873,487)	(13,313,881)

Cash flows from financing activities
Proceeds from issuance of stock, net of cash costs	8,990,373	58,971,030	14,753,248
Proceeds from options and warrants exercised	31,250	—	1,738,875

Net cash provided by financing activities	9,021,623	58,971,030	16,492,123

Net increase in cash and cash equivalents	9,314,577	24,207,239	(15,568,574)
Cash and cash equivalents, beginning of year	4,337,757	13,652,334	37,859,573

Cash and cash equivalents, end of year	$13,652,334	$37,859,573	$22,290,999

Supplemental disclosures of cash flow information
Interest paid	$2,421	$1,047	$3,346

Non-cash issuance of warrants	—	—	$2,391,913

The accompanying notes are an integral part of these consolidated financial statements.

F - 6

DOV PHARMACEUTICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Organization

DOV Pharmaceutical, Inc. (the “Company”) was incorporated in May 1995 under the laws of the State of New Jersey and reincorporated in Delaware in November 2000.

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

2. Significant Accounting Policies

Basis of Presentation

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. The consolidated financial statements include accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

The Company and Elan Corporation, plc (“Elan”) entered into a transaction to form DOV (Bermuda), Ltd. f/k/a DOV Newco, Ltd. a Bermuda exempted limited company (“DOV Bermuda”). While the Company owned 80.1% of the outstanding capital stock of DOV Bermuda and Elan owned 19.9%, through its wholly-owned subsidiary Elan Pharmaceuticals Investments II, Ltd., Elan had retained significant minority rights that are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16 "Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." Accordingly, the Company did not consolidate the financial statements of DOV Bermuda, but instead accounted for its investment in DOV Bermuda under the equity method of accounting. As Elan’s participating rights expired as of January 2003, the Company began to consolidate the results of DOV Bermuda as of January 1, 2003.  (See Note 5).

Through December 31, 2002, the Company recorded its 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development expense incurred by the Company on behalf of DOV Bermuda and as Loss in Investment in DOV Bermuda for the Company’s 80.1% interest in the remaining loss of DOV Bermuda.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported assets, liabilities, revenues, earnings, financial position and various disclosures. Significant estimates have included accrued litigation settlement costs, the value of investments and the development period for the Company’s products. Actual results could differ from those estimates.

Segment and Geographic Information

The Company has determined it has one reportable operating segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

F - 7

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. The Company has evaluated its investment policies consistently with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and has determined that all its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders´ Equity under the caption "Accumulated Other Comprehensive Income (Loss)." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on furniture and fixtures and machinery and equipment over their estimated useful lives ranging from 2 to 7 years, using principally the straight-line method. Leasehold improvements are amortized over the lesser of the term of the respective lease or the useful lives of the related assets. Expenditures for maintenance and repairs are expensed to operations as incurred. Gains and losses from sales and retirements are included in income (loss) from operations as they occur.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value, less cost to sell.

Deferred Charges

Deferred charges are issuance costs for the convertible promissory note and the convertible line of credit promissory note and are being amortized over the six-year term of the instruments.

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

F - 8

Research and Development

Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead. Costs assigned to acquired assets to be used in a particular research and development project that have no alternative future use are charged to expenses as in-process research and development expense as of the date of acquisition. Prior to January 1, 2003, certain research and development expenses incurred on behalf of DOV Bermuda were billed to DOV Bermuda under a joint development and operating agreement. Payments received from DOV Bermuda that reflected Elan’s 19.9% interest in the work performed by the Company for DOV Bermuda were recorded as a reduction in research and development expense. Research and development expenses include $3,303,617 and $5,924,785 for the years ended December 31, 2001 and 2002 related to work performed for DOV Bermuda. Effective January 1, 2003, Elan is no longer funding its pro rata share of DOV Bermuda expenses. Beginning January 1, 2003, the Company is consolidating DOV Bermuda and recording 100% of the research and development costs of DOV Bermuda.

The following represents a detail of amounts included in research and development expense:

	Years Ended December 31,

	2001	2002	2003

Payroll related and associated overhead	$2,646,220	$3,607,387	$4,774,687
Clinical and preclinical trial costs	2,425,198	6,256,267	11,497,889
Purchased in-process research and development	—	—	5,305,681
Professional fees	337,002	274,636	836,158
Travel	116,417	172,610	269,444

Total research and development expense	$5,524,837	$10,310,900	$22,683,859

Research and development attributable to DOV Bermuda	$3,303,617	$5,924,785
Research and development attributable to other compounds	2,221,220	4,386,115

Total research and development expense	$5,524,837	$10,310,900

Prior to the Company consolidating DOV (Bermuda), Ltd. effective January 1, 2003, the following represents a reconciliation of the total loss of DOV Bermuda included in our statement of operations:

	Years Ended December 31,

	2001	2002

DOV Pharmaceutical, Inc.’s 80.1% portion of DOV Bermuda losses.	$4,737,519	$7,580,380
Elimination of Intercompany profits	—	638,797

Total loss in DOV Bermuda recorded by DOV Pharmaceutical, Inc.	$4,737,519	$6,941,583

Loss in investment in DOV Bermuda	$1,433,902	$1,016,798
Research and development expense	3,303,617	5,924,785

Total loss in DOV Bermuda recorded by DOV Pharmaceutical, Inc.	$4,737,519	$6,941,583

F - 9

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

	Years Ended December 31,

	2001	2002	2003

Net loss attributable to common stockholders	$(5,501,597)	$(16,820,472)	$(26,731,347)

Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	4,894,138	11,440,731	15,489,426

Basic and diluted net loss per share	$(1.12)	$(1.47)	$(1.73)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Convertible preferred stock	5,094,321	574,521	574,521
Convertible promissory note	2,467,155	2,639,763	2,827,780
Convertible line of credit promissory note	876,904	966,001	1,064,966
Options	2,433,240	2,950,599	2,631,370
Warrants	551,312	551,312	1,396,766

	11,422,932	7,682,196	8,495,403

Comprehensive Loss

	Years Ended December 31,

	2001	2002	2003

Net loss	$(5,404,197)	$(16,820,472)	$(26,731,347)
Reclassification for losses included in net loss	—	—	182,354
Net unrealized losses on marketable securities	—	(179,091)	(31,491)

Comprehensive loss	$(5,404,197)	$(16,999,563)	$(26,580,484)

Other Income (Expense), net

	Years Ended December 31,

	2001	2002	2003

Directors’ and officers’ insurance recovery (Note 13)	$—	$—	$1,556,000
Increase (decrease) in value of warrants to acquire Neurocrine stock, net (Note 11)	422,599	(500,904)	(250,759)
Decrease (increase) in value of warrants related to shareholder class action lawsuit (Note 13)	—	(2,270,497)	42,651
Other expense, net	—	(257,995)	(243,569)

Other income (expense), net	$422,599	$(3,029,396)	$1,104,323

F - 10

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

If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company’s net loss would be as follows:

	For the Years Ended December 31,

	2001	2002	2003

Net loss attributed to common stockholders:
As reported	$(5,501,597)	$(16,820,472)	$(26,731,347)
Add: total stock-based employee compensation expense determined under APB No. 25	332,127	740,905	290,061
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(1,088,821)	(1,663,406)	(1,684,376)

Pro forma	$(6,258,291)	$(17,742,973)	$(28,125,662)

Basic and diluted net loss per share applicable to common stockholders:
As reported	$(1.12)	$(1.47)	$(1.73)

Pro forma	$(1.28)	$(1.55)	$(1.82)

For purposes of the computation of the pro forma effects on the net loss above, the fair value of each employee option is estimated using the Black-Scholes option pricing model and using the following assumptions:

	December 31,

	2001	2002	2003

Risk-free interest rate	4.45% - 5.46%	3.90%-5.44%	3.46%-4.41%
Expected lives	10 years	10 years	10 years
Expected dividends	None	None	None
Expected volatility	0%	0%-115.10%	76.58%-87.41%

The weighted average per share fair value of Company’s common stock options granted to directors, officers and employees for the years ended December 31, 2001, 2002 and 2003 approximated $4.11, $2.14, and $10.59 respectively.

F - 11

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

Risks and Uncertainties

The Company is subject to risks common to companies in the biopharmaceutical industry, including but not limited to successful commercialization of product candidates, protection of proprietary technology and compliance with FDA regulations. The Company’s convertible promissory note and convertible line of credit promissory note mature on January 20, 2005 (as more fully disclosed in Note 5), at which time the principal amount and unpaid accrued interest become due and payable. At anytime prior to the date the notes are paid in full, the holders have the right to convert the outstanding principal and unpaid accrued interest amount of the convertible promissory note and the convertible line of credit promissory note into shares of its common stock at $3.98 per share and $3.41 per share, respectively. If in January 2005 the note holders choose to have the notes repaid in cash, the Company will be required to pay approximately $16.1 million to them and if it has not raised additional capital, curtail operations until it raises additional capital.

Concentration of Credit Risk

Cash and cash equivalents are invested in deposits with significant financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $5.3 million of the Company’s cash balance was uncollateralized at December 31, 2003.

Derivatives

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"), all derivative instruments are recorded on the balance sheet at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and if so depending on the type of hedge transaction.

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

In November 2003, FASB issued FASB Staff Position No. 150-3 (“FSS 150-3”), which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred in definitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company adopted the provisions of SFAS 150 effective June 30, 2003 and unless new transactions are entered into, the adoption of SFAS 150 is not expected to have a material impact on its financial statements.

F - 12

In December 2003, the FASB reissued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” with certain modifications and clarifications. Application of this guidance was effective for interests in certain variable interest entities commonly referred to as special purpose entities and for variable interest entities created after February 1, 2003 as of December 31, 2003. Application for all other types of variable interest entities created after February 1, 2003 is required for the period ended after March 15, 2004 unless previously applied. The adoption of the revised interpretation of FIN 46 is not expected to have a material effect on the Company’s financial position or results of operations.

3.  Marketable Securities

The following is a summary of marketable securities classified as "available-for-sale" securities as required by SFAS 115 as of December 31, 2003.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Institutional money market	$3,741,508	$—	$—	$3,741,508
Auction rate securities	13,000,000	—	—	13,000,000

Amounts included in cash and cash equivalents	$16,741,508	$—	$—	$16,741,508

Corporate debt	$24,108,619	$1,232	$(22,152)	$24,087,699
Auction rate securities	2,000,000	—	—	2,000,000

Amounts included in marketable securities – short-term	$26,108,619	$1,232	$(22,152)	$26,087,699

Asset-backed securities	$1,553,845	$5	$—	$1,553,850
Corporate debt	2,236,690	—	(7,313)	2,229,377

Amounts included in marketable securities – long-term	$3,790,535	$5	$(7,313)	$3,783,227

The following is a summary of the amortized cost and estimated value of debt securities by contractual maturity at December 31, 2003, excluding securities classified as cash and cash equivalents.

	Amortized Cost	Estimated Fair Value

Due in less than one year	$26,108,619	$26,087,699
Due between one and two years	3,790,535	3,783,227

Total	$29,899,154	$29,870,926

F - 13

 4. Property and Equipment

Property and equipment consist of the following at:

		December 31,

	Years	2002	2003

Furniture and fixtures	7	$215,519	$239,046
Machinery and equipment	2-5	339,223	482,904
Leasehold improvements	2-5	145,603	160,203

		700,345	882,153
Less accumulated depreciation		361,845	517,203

Property and equipment, net		$338,500	$364,950

5. Transaction with Elan

In January 1999, the Company and Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan, formed DOV Bermuda, which then owned 100% of the issued and outstanding share capital of Nascime Limited, an Irish private limited company ("Nascime"). DOV Bermuda was formed for the special and limited purpose of holding all the issued and outstanding shares of Nascime. The principal business of Nascime is to carry on the business of development, testing, exploitation, registration, manufacture, commercial realization and licensing of two of the Company’s compounds, ocinaplon and bicifadine, utilizing certain Elan technology. In June 2000, EIS transferred its DOV Bermuda shares to a wholly-owned non-consolidated subsidiary, EPIL II.

As of December 31, 2002, the Company owned 100% of the class A common stock of DOV Bermuda, which represented 80.1% of the total outstanding capital stock of DOV Bermuda. EIS, through its wholly-owned subsidiary EPIL II, owns the remaining 19.9% of the outstanding capital stock of DOV Bermuda through its ownership of 100% of the class B common stock. The class A and class B common stock of DOV Bermuda rank pari passu in all respects, except that the class B shares do not carry voting or dividend rights. EIS, however, has the right to redesignate and convert the class B shares at any time such that the shares would have rights to either vote but not receive dividends, to receive dividends but not vote or both vote and receive dividends. Both the class A and class B stock in DOV Bermuda are subject to certain transfer restrictions, which prevent the Company or EIS from transferring their interest in DOV Bermuda other than to an affiliate. Additionally, neither the Company nor EIS can pledge or create a lien against their shares in DOV Bermuda without the consent of the other party except in certain instances.

In connection with the 1999 transaction, the Company issued equity securities to EIS consisting of 525,025 shares of common stock, 354,643 shares of series B preferred stock and warrants to purchase 121,500 shares of the Company’s common stock at an exercise price of $3.41 a share for an aggregate purchase price of $3,000,000. The Company also issued a convertible promissory note with a principal amount of $8,010,000 to EIS. In return, EIS paid the Company $11,010,000 of which $3,000,000 was retained by the Company and $8,010,000 was used by the Company to fund its investment in the class A common stock of DOV Bermuda.

Additionally, in 1999, the Company sublicensed and licensed rights to two compounds, ocinaplon and bicifadine, to Nascime for a $5,000 license fee. The Company may earn milestone payments of up to $7,500,000 and royalties on net sales from Nascime and remains responsible for payments under its agreement with American Cyanamid, now Wyeth as amended on February 25, 2004. (See Note 11). The licenses to Nascime expire on a product-by-product and country-by-country basis on the later of 15 years from the launch of the product and the last patent expiration.

EIS contributed $1,990,000 to DOV Bermuda to fund its investment in the class B common stock of DOV Bermuda. Elan also licensed its controlled release formulation technologies to Nascime for $10,000,000. The license expires on a product-by-product and country-by-country basis on the later of 15 years from the launch of the product and the last patent expiration.

F - 14

Historically, both the Company and EIS had certain preemptive rights, which allowed them to maintain their respective ownership interests in future fundings of DOV Bermuda, and both were subject to dilution if they choose not to participate in future equity offerings. Although the Company was the majority shareholder, the joint development agreement gave management participation to both the Company and EIS. Because the minority shareholder, EIS, had substantive participating rights through management participation, the Company accounted for its investment in the joint venture using the equity method of accounting, in accordance with EITF 96-16. Effective January 2003, Elan’s participating rights expired.  As a result, as of January 1, 2003, the Company consolidates the results of DOV Bermuda. Elan has not funded its pro rata portion of the joint venture expenses, effective January 1, 2003. During 2003, the Company funded Elan’s portion of the expenses which resulted in Elan’s ownership in the joint venture declining to 17% as of June 30, 2003.

As discussed above, the primary purpose of the joint venture was to develop two of the Company’s compounds utilizing the Elan technology. DOV Bermuda has no operations or employees and historically contracted out the research and development of the compounds to either the Company or Elan. EIS and the Company have historically funded the expenses of DOV Bermuda based on their respective ownership interests. DOV Bermuda then reimbursed the Company and Elan for the work performed on behalf of DOV Bermuda. Prior to December 31, 2002, the Company recorded its interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development incurred by the Company and as Loss in investment in DOV Bermuda for the Company’s interest in the remaining loss of DOV Bermuda, which included the work performed by Elan on behalf of DOV Bermuda. (See Note 2).

The accumulated loss in excess of investment in DOV Bermuda of $2,875,763 as of December 31, 2002, reflects the Company’s commitment to fund the losses in DOV Bermuda that have already been incurred. From the inception of DOV Bermuda through December 31, 2002 the Company’s loss in its investment in DOV Bermuda was $12,212,671. DOV Bermuda is a development stage company with no revenues. For the period from inception through December 31, 2002, excluding the write-off of the technology licensed from Elan and the Company, DOV Bermuda had operating expenses of $20,890,457, which included $15,635,344 for research and development expenses invoiced to DOV Bermuda by the Company.

On March 24, 2003, the Company and Elan agreed to eliminate the exchange feature of the instrument previously referred to as the convertible exchangeable promissory note. The exchange right had previously given Elan the ability to exchange, at any time during the term of the note, the principal portion of the note into an equal ownership position with the Company in DOV Bermuda. All other significant terms of the note, which include the right to convert the principal and accrued interest at any time into shares of the Company’s common stock at $3.98 per share until the expiration of the note in January 2005, remain the same. In connection with this amendment to the note, the Company issued to Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan, warrants to purchase 75,000 shares of DOV common stock with a strike price of $10.00 per share and with an expiration date of January 21, 2006. As of March 24, 2003, the Company determined the fair value of the warrants at $164,000, which was capitalized and will be amortized over the remaining term of the note.

On October 21, 2003, the Company entered into a agreement with Elan to acquire 100% ownership of Nascime from DOV Bermuda. In connection with the acquisition, the Company paid $5,000,000 to a subsidiary of Elan in respect of its 17% equity stake in the joint venture. Elan granted to the operating company a non-exclusive, royalty-free, perpetual, worldwide license to make and sell the two product candidates in controlled release formulations using the Elan intellectual property licensed to the joint venture, including that developed during the venture. In connection with the license grant, Elan will be entitled to receive up to an aggregate of $3,000,000 when the products are licensed or come to market. This acquisition ends Elan’s involvement in the nearly five-year joint venture established to develop controlled release formulations of bicifadine and ocinaplon. In accordance with FASB 141, “Business Combinations”, the transaction was accounted for as an acquisition of assets.

The acquisition by the Company of Nascime and the product candidates, bicifadine and ocinaplon, relate to early stage technology that, in the opinion of the Company’s management, has not yet reached technological feasibility, as the products will ultimately require regulatory approval prior to commercialization. In that regard, the $5,000,000 purchase price was expensed as in-process research and development in the fourth quarter of 2003. In connection with the acquisition, costs of $306,000 were incurred related to stamp transfer taxes paid to Ireland. These costs are also included in research and development expense as they relate to costs of acquired assets.

F - 15

Elan Notes

In January 1999, the Company issued a convertible promissory note in the amount of $8,010,000 and a convertible line of credit promissory note in the maximum initial principal amount of $7,008,750 to EIS. The Company’s ability to borrow under the convertible line of credit promissory note expired on March 27, 2002. These notes come due in January 2005 and may not be repaid prior to that time without Elan’s consent. The note holders have the right to receive approximately $16.1 million in cash if they elect cash payment in lieu of note conversion.

a.  Convertible Promissory Note

The convertible promissory note provides for interest to accrue at the rate of 7% per annum compounded on a semi-annual basis. The note requires no principal or interest payments until maturity on January 20, 2005, at which time the principal amount and unpaid accrued interest become due and payable. The note may not be prepaid by the Company without the prior written consent of EIS.

At anytime prior to the date the note is paid in full, EIS has the right to convert the outstanding principal and unpaid accrued interest amount of the note into shares of common stock of the Company at $3.98 per share.

During 2001, 2002 and 2003, the interest feature in the convertible promissory note was determined to include a beneficial conversion feature as the interest is convertible into shares of the Company or payable in cash at the option of EIS. The Company is accounting for this feature in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments." The Company recorded $342,115, $636,734 and $1,178,871 of additional interest expense associated with this beneficial conversion feature in 2001, 2002 and 2003, respectively, with a corresponding increase in additional paid-in capital.

For the years ended December 31, 2001, 2002 and 2003, the accrued interest excluding the additional interest noted above on the note amounted to $650,106, $698,553 and $748,309, respectively and has been recorded as interest expense and added to the principal balance of the note.

b. Convertible Line of Credit Promissory Note

The convertible line of credit promissory note provides for interest to accrue at the rate of 10% per annum compounded on a semi-annual basis. The note requires no payments until maturity on January 20, 2005, at which time the principal and unpaid accrued interest becomes due and payable. The note may not be prepaid by the Company without the prior written consent of EIS and the Company may no longer draw upon the note.

At anytime prior to the date the note is paid in full, EIS has the right to convert the outstanding principal and unpaid accrued interest amount of the note into shares of common stock of the Company at $3.41 per share.

At December 31, 2003 and 2002, principal borrowings were $2,441,600 under the convertible line of credit promissory note. For the years ended December 31, 2001, 2002 and 2003 accrued interest expense on this note amounted to $279,329, $306,093 and $337,468 respectively, which has been recorded as interest expense and added to the principal balance of the note.

Also during 2001, 2002, and 2003 the interest feature in the note was determined to include a beneficial conversion feature as the interest is convertible into shares of the Company or payable in cash at the option of EIS. The Company is accounting for this feature in accordance with EITF 98-5 and EITF 00-27. The Company recorded $217,385, $374,881 and $679,089 of additional interest expense associated with this beneficial conversion feature in 2001, 2002, and 2003 respectively, with a corresponding increase to additional paid-in capital.
F - 16

6. Accrued Expenses

Accrued expenses consist of the following:

	December 31,

	2002	2003

Accrued litigation settlement expenses	$2,520,497	$—
Accrued royalties	563,486	—
Accrued professional fees	269,430	314,801
Accrued bonuses	250,000	425,000
Accrued research expenses	24,930	311,620
Accrued payroll, vacation and other	210,988	169,393

	$3,839,331	$1,220,814

7. Income Taxes

No U.S. Federal taxes are payable at December 31, 2002 and 2003. Due to the recent New Jersey corporate income tax law change, the Company does have a $15,000 current state tax liability computed under the alternative minimum assessment regime.

During 2003, the Company sold $1.8 million of state net operating loss (“NOL”) carryforwards under the New Jersey Tax Benefit Transfer Program. The proceeds from the sale of the NOLs amounted to $149,000, which is reported as a tax benefit in 2003.

At December 31, 2003, the Company had approximately $25,300,000 of Federal and $14,500,000 of state NOL carryforwards available to offset future taxable income. The federal and state NOL carryforwards will begin expiring in 2010 if not utilized.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company’s net operating loss carryforwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. As a result of the Company’s initial public offering, the Company may have experienced such ownership changes. Accordingly, the Company’s net operating loss carryforwards available to offset future federal taxable income arising before such ownership changes may be limited.

F - 17

For financial reporting purposes, a valuation allowance of $11,518,386 has been recorded at December 31, 2003, to fully offset the deferred tax asset related to these carryforwards. A valuation allowance is provided when it is more likely than not that some portion of or all of the deferred tax assets will not be realized. The principal components of the deferred tax asset, assuming a 34% Federal tax rate and a 9% gross state tax rate, are as follows:

	December 31,

	2002	2003

Deferred tax assets:
Fixed assets and intangible assets	$12,810	$430,003
Accrued legal expenses	100,506	71,306
Deferred other	1,276,562	—
Accrued other	1,306,892	1,116,946
Net operating loss carryforward	6,974,598	9,900,131

Total gross deferred tax assets	9,671,368	11,518,386
Valuation allowance	(9,671,368)	(11,518,386)

Net deferred tax assets	$—	$—

The net change in valuation allowance for 2003 was an increase of $1,847,018 which is the net effect of additional net operating losses incurred by the Company for which a benefit has not been recorded and the reversal of the deferred tax asset for deferred revenue from Biovail. The Company’s subsidiaries operating in Bermuda and Ireland did not incur income taxes in 2003 based on current tax laws and their current business activities.  To the extent the law changes in Bermuda, the Company’s subsidiary has received an undertaking from the Minister of Finance in Bermuda which exempts it from tax in Bermuda through 2016.  Therefore, the cumulative to date losses at December 31, 2003 of these subsidiaries, which approximated $30,900,000, have not generated an NOL in the schedule above.

The difference between the Federal statutory tax rate (34%) and the effective tax rate (0%) is primarily due to the increase in valuation allowance in all periods presented, the sale of the state NOL carryforwards and the impact of the losses in foreign jurisdictions as described above.

8. Equity Transactions

During 1999, in connection with the Elan transaction (see Note 5) the Company issued to EIS 525,025 shares of common stock, 354,643 shares of series B preferred stock, and 121,500 warrants to purchase shares of the Company’s common stock at an exercise price of $3.41 a share for an aggregate price of $3,000,000. The $3,000,000 was allocated to the various instruments based on their relative market values as follows: $1,485,000 for the preferred stock, $1,350,000 for the common stock and $165,000 for the warrants. The series B preferred stock are non-voting shares issued from available "blank check" preferred stock with no preference as to liquidation or dividends. Each share of the series B preferred stock is convertible, without additional consideration and subject to further adjustments into 1.62 shares of the Company’s common stock. In connection with the issuance of the series B preferred, the Company recorded a deemed dividend of $125,079 as the conversion price at issuance was less than the fair market value of the stock. The term of the warrants expires January 15, 2001.

On March 8, 2002, the Company’s board of directors declared a 1.62 for 1 stock split of the Company’s common stock paid in the form of a dividend. In order to effect the split with regard to the series B preferred stock, the Company’s board of directors approved an amendment to the Company’s certificate of incorporation to provide for an adjustment in the conversion ratio of the series B preferred stock to reflect the split. The amendment was approved by the stockholders of the Company, including the holders of the series B preferred stock voting as a separate class. The split was effective on April 5, 2002. All share data give effect to such split as if the split had occurred on January 1, 2001.

On April 30, 2002, the Company completed an initial public offering of 5,000,000 shares of common stock at $13.00 per share, raising proceeds for the Company of approximately $59.0 million, net of underwriting discounts and offering expenses. Upon completion of the initial public offering, all outstanding shares of the Company’s series C and series D redeemable convertible preferred stock automatically converted on a 1.62 for 1 basis into an aggregate of 4,519,800 shares of common stock.

F - 18

On October 8, 2002, the Company implemented a stockholder rights plan under which the board of directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock and 1.62 preferred stock purchase rights for each outstanding share of DOV series B preferred stock to stockholders of record as of the close of business on October 9, 2002. Initially, these rights will not be exercisable and will trade with the shares of the Company’s common stock and series B preferred stock. Under the Stockholder Rights Plan, the rights generally will become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the common stock of the Company or if a person commences a tender offer that could result in that person owning 15% or more of the common stock of the Company. If a person becomes an “acquiring person,” each holder of a right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of preferred stock that are equivalent to shares of the Company’s common stock having a value of twice the exercise price of the right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the right.

On July 2, 2003, the Company concluded a private placement of 1,428,571 shares of its common stock and three-year warrants to purchase an aggregate of 392,857 shares of the Company’s common stock at an exercise price of $16.00 per share to a group of funds managed by OrbiMed Advisors, LLC, for gross proceeds of $15,000,000. The investors also received the right to nominate a director to the Company’s board of directors.

As of December 31, 2003, the Company has 6,550,357 shares of undesignated preferred stock authorized with a par value of $1.00.

Stock Option Plans

1998 Stock Option Plan

The Company’s 1998 Stock Option Plan (the "1998 Plan") was adopted by the Company’s board of directors on September 10, 1998. Under the 1998 Plan, the Company has granted stock options to selected officers, employees, directors and consultants of the Company. The Company’s board of directors administers the 1998 Plan. The 1998 Plan provided for the issuance of 2,025,000 shares of common stock. As of December 31, 2003, options to purchase 834,700 shares of common stock were outstanding under the 1998 Plan. As of October 15, 2000 all new option grants are issued under the 2000 stock option plan. The term of the options granted under the 1998 Plan is ten years. Awards under the 1998 Plan are fully vested.

2000 Stock Option and Grant Plan

The Company’s 2000 Stock Option and Grant Plan (the "2000 Plan") was adopted by the Company’s board of directors on November 18, 2000 and amended on March 20, 2002, May 30, 2003 and December 19, 2003. The 2000 Plan provides for the granting of stock, stock options, restricted stock and stock appreciation rights. Under the 2000 Plan, the Company has granted options to certain employees and non-employee advisors. The Company’s Board of Directors administers the 2000 Plan. Options granted under the 2000 Plan have a maximum term of ten years. Options issued generally vest either 25% on the first anniversary of grant and the balance ratably over the next 36 months or 25% on the first anniversary of grant and the balance ratably over the next three years or 50% 18 months after grant and the balance ratably quarterly over the next 18 months. The 2000 Plan also provides the Company’s board of directors with the discretion to accelerate exercisability of any award. As of December 31, 2003, the 2000 Plan allowed for the issuance of up to 2,192,090 shares of common stock plus that number of shares of common stock underlying any future termination, cancellation or reacquisition options granted under the 1998 Plan. Additionally, if any of the 365,000 options granted under the non-plan option grant (as described below) are terminated, canceled or otherwise reacquired by the Company, that number of reacquired shares will also become available for issuance under the 2000 Plan. As of December 31, 2003 there were 542,816 options available for awards.

F - 19

Non-Plan Option Grant

In connection with the commencement of employment, the Company granted to an officer stock options to acquire 405,000 shares of common stock at an exercise price of $2.78 per share. Of these 331,243 were vested and 365,000 remain outstanding as of December 31, 2003. Although these 405,000 options were neither granted under the 1998 Plan nor the 2000 Plan, the options were charged against the total number of options available for grants under the 2000 Plan.

Employee and Director Grants

During 2001 and 2002, the Company granted stock options to employees and directors with an exercise price less than fair market value. These options gave rise to unearned compensation in the amount $1,118,705 and $72,573 in 2001 and 2002, respectively, as of the date of the grant, which amount is being amortized to operations over the vesting period. The options granted with an exercise price less than fair market value resulted in a charge to operations of $332,127, $604,739 and $235,631 in 2001, 2002 and 2003, respectively.

Non-Employee Options and Warrants

In September 2003, the Company issued 285,000 options to a non-employee consultant. 50% of the options vest on June 3, 2005 (18 months after the consultant became a full-time employee), with the remainder vesting ratably quarterly over the next 18 months. The options resulted in a charge to operations of $243,263 in 2003. The non-employee consultant became an employee in December 2003.

In February 2002, the Company issued 8,100 options to a non-employee consultant. 25% of the options vest at the end of each year for the next four years. The options resulted in a charge to operations of $20,149 and $43,371 in 2002 and 2003, respectively.

In August 2001, the Company issued 16,200 warrants to a non-employee consultant. 50% of the warrants vested immediately and the remaining 50% vested on February 1, 2002. The warrants resulted in a charge to operations of $77,522 and $30,283 in 2001 and 2002 respectively.

The Company granted 64,800 options to non-employees for the year ended December 31, 2001. These options were valued at fair value and resulted in a charge to operations of $215,577, $182,939 and $407,726 in 2001, 2002 and 2003, respectively.

F - 20

Option activity for the years ended December 31, 2001, 2002 and 2003 was as follows:

	Options	Weighted Average Options Exercise Price

Options Outstanding ,December 31, 2000	1,195,560	$2.55
Granted	1,253,880	$3.74
Exercised	(12,150)	$2.57
Forfeited	(4,050)	$2.78

Options Outstanding, December 31, 2001	2,433,240	$3.18
Granted	687,240	$5.20
Exercised	—	$—
Forfeited	(169,881)	$4.74

Options Outstanding, December 31, 2002	2,950,599	$3.56
Granted	592,300	$12.82
Exercised	(560,954)	$3.13
Forfeited	(350,575)	$5.28

Options Outstanding, December 31, 2003	2,631,370	$5.51

Options Exercisable, December 31, 2003	1,530,863	$3.08

The weighted average exercise price, by price range, for all outstanding options as of December 31, 2003 is:

	Weighted Average Remaining Contractual Life	Outstanding Options	Options Exercisable	Weighted Average Exercise Price

Price range $2.27-$4.00	5.89 years	1,236,916	1,178,030	$2.70
Price range $4.01-$6.99	8.15 years	858,649	335,898	$4.51
Price range $7.00-$12.80	8.80 years	151,505	16,935	$8.87
Price range $12.81-$16.92	9.72 years	384,300	—	$15.45

		2,631,370	1,530,863

Warrants

At December 31, 2003, warrants to purchase 1,396,766 shares of the Company’s common stock were outstanding. All outstanding warrants are fully vested. The details of the warrants for common stock outstanding at December 31, 2003 were as follows:

Number of Shares Underlying Warrants	Exercise Price	Expiration Date

11,348	$2.73	January 2004
121,500	$3.41	January 2005
40,500	$2.47	January 2005
194,040	$2.49	June 2005
75,000	$10.00	January 2006
392,857	$16.00	July 2006
59,292	$6.17	August 2006
5,781	$6.17	October 2006
496,448	$10.00	June 2009

F - 21

9. Employment Agreements

The Company has entered into employment agreements with both the Chief Executive Officer and the President that expire on December 10, 2004. The agreements provide for base compensation with annual increases, benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by the Company’s board of directors in its sole discretion. Additionally, if the Company should merge or consolidate with or into an unrelated entity, sell all or substantially all of its assets, or enter into a transaction or series of transactions the result of which 51% or more of its capital stock is transferred to one or more unrelated third parties, both the Chief Executive Officer and the President are entitled to receive a bonus equal to 2% of the gross proceeds of such sale (as defined in the agreement). The agreements also provide for benefits upon termination, disability or death. In addition, the agreements provide for severance and acceleration of vesting of stock options in the event of a termination after a change in control. The agreements also contain non-competition provisions that are in effect during the severance period.

On March 15, 2004, the Company’s co-founder and president retired. In connection with his retirement, the Company has entered into a severance agreement with him which provides for the termination of his employment agreement, a year’s salary of $365,750, payment of his health insurance premiums over the next twelve months of approximately $11,000 and non-competition provisions. Dr. Beer remains as co-chairman of the Company’s board of directors and Dr. Lippa, the Company’s chief executive officer, will assume the title of president.

The Company has also entered into employment agreements with several other key employees that range in term from one to three years. The agreements provide for a base salary subject to annual increases and incentive compensation if the Company achieves certain milestones as defined in the agreements plus a performance bonus as determined by the Company’s board of directors. Certain of these agreements provide for compensation and incentive compensation if the employee is terminated without cause or if the employee terminates because of the Company’s failure to pay amounts due, demotion of title or responsibilities, or certain changes of control.

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

        The 401(k) Plan is employee funded up to an elective annual deferral and also provides an option for the Company to contribute to the 401(k) Plan at the discretion of the 401(k) Plan’s trustees. During fiscal 2002 and 2003, the Company did not contribute to the 401(k) Plan.

11. Significant Agreements

Wyeth Agreement

In May 1997, the Company entered into an option agreement with American Cyanamid, now Wyeth, to license four compounds from them and paid $10,000 as an option fee. In May 1998, the Company exercised its option and entered into a license agreement with Wyeth pursuant to which the Company paid $300,000 to Wyeth for certain rights to four compounds, indiplon, ocinaplon, bicifadine and DOV 216,303. As each of the four compounds licensed in from Wyeth require the approval of the FDA prior to their commercialization, are prior to technological feasibility and have no alternative future use, the Company wrote off the entire amount paid to Wyeth as research and development expense. If the Company sublicenses a compound to a third party, it is obligated to pay Wyeth 35% of all payments it receives based upon that compound. This payment drops to 25% if a NDA has been filed by the Company before the sublicense grant. These payment obligations are subject to minimum royalties of 2.5% of net sales for indiplon, ocinaplon and DOV 216,303 and 4.5% of net sales for bicifadine, and minimum milestones of $2,500,000 for indiplon, ocinaplon and DOV 216,303 and $5,000,000 for bicifadine.

F - 22

In June 1998, the Company entered into a sublicense and development agreement for indiplon with Neurocrine Biosciences, Inc. ("Neurocrine"). The Company’s sublicense agreement with Neurocrine is structured so that it can satisfy these minimum milestone obligations. If Wyeth terminates the license upon an uncured breach by the Company, the Company must transfer all information, data and know-how relating to the products and any government authorizations, in addition to the Company’s rights derived from its sublicensees with regard to the products. The agreement expires as to each compound the later of the expiration of the Wyeth patents in such country and ten years following the launch of each compound in each country. Upon such expiration, with respect to each country the Company will have a fully-paid, royalty-free license with the right to make, use or sell the compounds without any further monetary obligation to Wyeth.

In 2001, Neurocrine made a milestone payment to the Company of $1,300,000 in cash and warrants to purchase 75,000 shares of Neurocrine common stock. Royalty expense for the year ended December 31, 2001, of $1,111,122, represents amounts due under the Wyeth agreement, which includes 35% of the cash and 35% of the fair value of the warrants at the date received from Neurocrine. Included in accrued expenses at December 31, 2002 is $563,486 related to the 35% of the amounts payable to Wyeth. This liability was adjusted to fair value and resulted in $269,718 of other income that has been netted against other expense during 2002 due to the decline in value of the warrants in 2002 and $74,176 of other expense that has been netted against other income during 2003 due to the increase in the value of the warrants. In 2003, the Company distributed the warrants to Wyeth and as such are no longer required to record a change in the fair market value.

On February 25, 2004, the Company entered into agreements to reorganize its exclusive license agreement with Wyeth and its sublicense agreement with Neurocrine in respect of indiplon. The restated agreement with Wyeth will amend among other items, the financial obligations due to Wyeth discussed above in respect of bicifadine, ocinaplon and 216,303 such that the Company will be obligated to pay a fixed royalty percentage and fixed milestone payments. The restated agreement provides that if the Company does not sublicense a compound to a third party, the Company will be obligated to pay Wyeth 2.5% of net sales for indiplon, 3.5% of net sales for ocinaplon and 216,303 and 5.0% of net sales for bicifadine, and potential aggregate milestones of $2,500,000 for indiplon, $7,000,000 for ocinaplon and DOV 216,303 and $9,500,000 for bicifadine. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5% should the Company partner or sublicense that compound, in which case the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. In addition, if before February 25, 2005 the Company enters into an agreement that effects a change of control of the Company, then the Company will be obligated to pay Wyeth $10,000,000 upon such change of control. As part of the reorganization, Neurocrine will acquire Wyeth’s interest under the license covering indiplon. Accordingly, the reorganization with Neurocrine as more fully described below allows Neurocrine to pay to DOV royalty and milestone payments net of those amounts that would be owed to Wyeth.

Biovail Agreement

In January 2001, the Company entered into a license and research and development agreement regarding DOV diltiazem with Biovail. In connection with this agreement, the Company received a $7,500,000 fee on signing. The upfront payment had been deferred and was being amortized to revenue when earned over the estimated research and development period. On March 28, 2003, the Company entered into a separation agreement with Biovail that provided for the return of the Company’s December 2000 patent for the immediate and controlled release of diltiazem and termination of the 2001 exclusive license agreement with Biovail for development of the DOV compound for the treatment of angina and hypertension. In consideration of the termination of the 2001 agreement and the return of the patent, DOV agreed to a $1,000,000 payment to Biovail upon signing, and contingent payments to Biovail of $3,000,000 million upon receipt of marketing authorization for the drug and up to a maximum of $7,500,000 based upon sales. The Company recorded a charge for the $1,000,000 signing payment in the first quarter of 2003. This payment was to obtain the patent and related clinical data from Biovail. As this product will require FDA approval prior to marketing and the patent has no alternative future use, the Company expensed the entire license fee. As the separation agreement ends DOV’s performance obligations, the agreement also resulted in the recognition in the first quarter of the remaining deferred revenue, totaling approximately $3,000,000 as of December 31, 2002, of the original $7,500,000 license fee paid to DOV. In addition, as a result of the separation agreement, Biovail and DOV also agreed to release all claims.

F - 23

Neurocrine Agreement

In June 1998, the Company entered into a sublicense and development agreement for one of the Company’s compounds (indiplon) with Neurocrine. The Company received a sublicensing fee of $5,000. In addition, the Company is entitled to receive milestone payments on certain development events and royalties on net sales, if any. In the fourth quarter of 2001, Neurocrine commenced the first pivotal trial and made a milestone payment to the Company of $1,300,000 in cash and warrants to purchase 75,000 shares of Neurocrine common stock. The $1,300,000 in cash and fair value of the warrants of $1,874,633 were recorded as milestone revenue in the fourth quarter of 2001. A portion of these warrants with a fair value of $93,732 was used to pay transaction fees. The warrants qualify as a derivative under SFAS No. 133 and were carried on the balance sheet at their fair market value. Any change in fair market value was recorded as other income or expense. During 2002 and 2003, the Company recorded $501,000 and $251,000 in other expense, respectively, related to the decrease in the fair value of these warrants offset by the decrease in the liability to Wyeth. In April 2003, the Company sold the Neurocrine warrants and as such will no longer be required to record a change in the fair market value.

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

In December 2002, Neurocrine and Pfizer Inc. announced a global agreement for the exclusive worldwide development and commercialization of indiplon. In connection with this agreement, the Company and Neurocrine, together with its licensor Wyeth, agreed to establish three standby licenses, one to Neurocrine from Wyeth in case the Company’s license agreement is terminated by reason of the Company’s default, another to Neurocrine’s partner (subsequently Pfizer, as noted below) from the Company in case the sublicense agreement with Neurocrine is terminated by reason of Neurocrine’s default and a third standby license from Wyeth to Neurocrine’s partner in case both Neurocrine and the Company default in the respective agreements.

As noted above, on February 25, 2004, the Company has entered into agreements to reorganize its sublicense agreement with Neurocrine, which is expected to close shortly. The restated agreement provides for a royalty term of the last to expire of Wyeth patents or any patent owned or controlled by Neurocrine covering indiplon and ten years. As part of the reorganization, Neurocrine will also acquire Wyeth’s interest under the license covering indiplon. Accordingly, the reorganization with Neurocrine will allow Neurocrine to pay to DOV royalty and milestone payments net of those amounts that would be owed by the Company to Wyeth.

F - 24

Operating Leases

The Company leases office space under a long-term operating lease expiring in the year 2005. The Company also leases various office and transportation equipment under operating leases with terms ranging from one to three years.

As of December 31, 2003, the total non-cancelable future minimum rental payments under the above-mentioned leases are as follows:

Year ending December 31,
2004	$179,682
2005	5,561
2006	—

$185,243

Rent expense incurred for office space and equipment leases amounted to $247,966, $274,767 and $348,347 for the years ended December 31, 2001, 2002 and 2003. On February 13, 2004, the Company entered into a third amendment to its existing lease agreement that provides for the expansion of the Company’s office space by 4,420 square feet and the extension of the lease agreement until June 2005. The new agreement increases its commitments in 2004 by $234,000 and in 2005 by $203,000 for a total of $437,000.

Upon entering into the original office lease agreement, a letter of credit of $67,000 was issued for the office space, which expires May 31, 2005. A certificate of deposit is being held as collateral for the letter of credit, which is included in cash and cash equivalents.

12. Fair Value of Financial Instruments

The fair value of the convertible promissory note outstanding was $18,200,000 and $37,852,000 as of December 31, 2002 and 2003, respectively. The fair value of the convertible line of credit promissory note outstanding was $6,935,000 and $14,249,000 as of December 31, 2002 and 2003, respectively. The excess fair value over the carrying amount is due to the increased value of the conversion features in these notes since their issuance. The estimated fair-value amounts have been determined using the Black-Scholes methodology. The carrying amount of cash and cash equivalents approximates the fair value of these instruments due to their short-term nature.

13. Contingencies

From April 30, 2002, a number of class action lawsuits were filed naming as defendants the Company, certain of the Company’s officers and directors and certain of the underwriters in the Company’s April 24, 2002 initial public offering of 5,000,000 shares of its common stock. The lawsuits were based upon the Company’s alleged failure to disclose the filing of a revised registration statement and prospectus for the Company’s initial public offering reflecting changes to the 1999 financial statements of the Company’s joint venture with Elan, DOV (Bermuda), Ltd. These class actions were brought on behalf of purchasers of the Company’s common stock in or traceable to the Company’s initial public offering and sought money damages or rescission. On December 20, 2002, the Company entered into an agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. The settlement includes all defendants and covers as a class all those who purchased common stock of the Company in or traceable to the Company’s initial public offering through December 20, 2002 and suffered damages. The Company paid in the aggregate to the class members (inclusive of their attorneys’ fees and costs) $250,000 and issued 500,000 six-year warrants to purchase common stock exercisable at $10.00 per share. As of June 2, 2003 (the issuance date), the Company determined the value of these warrants at $2,227,846 and recorded the warrants as stockholders’ equity.

Based on the terms of the settlement agreement, the Company determined that a liability related to these actions was probable and that the value was reasonably estimable. Accordingly, as of December 31, 2002, the Company established an estimate for the cost of the litigation settlement of $2,520,497 with $2,270,495 million representing the Company’s estimate of the liability for the fair value of the warrants. The Company recorded the issuance of the 500,000 warrants as stockholders’ equity in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

F - 25

In connection with the securities class action lawsuits described above, the Company’s providers of primary and excess liability insurance for directors and officers, D&O, asserted that the policy binders they issued in connection with the Company’s initial public offering were not effective because, among other reasons, they never approved the documentation provided with the policy application, including the final registration statement, and that such approval is a prerequisite to their policies’ effectiveness. The Company strongly disagreed with their positions, advised the carriers that the Company intended to hold them to their original binder terms as the Company vigorously pursued resolution of these matters, and initiated arbitration against the primary D&O carrier. The Company reached agreement with the excess D&O carrier that, for claims other than the securities class action lawsuits described above, the excess D&O policy would remain in place, effective for losses in excess of $10,300,000. In April 2003, prior to commencement of arbitration, the Company and the primary carrier reached a settlement. Under the settlement terms, the carrier paid the Company approximately $1,556,000.

The primary carrier also issued a D&O policy, including entity coverage, for three years at a fixed rate that the Company believes is competitive. While the carrier retains the right to reprice the policy premium upon the second policy anniversary if there is further claim experience, any repricing not acceptable to the Company will relieve it of its obligation to keep the policy in force. The Company has also been issued D&O insurance by the original excess carrier for excess insurance. The insurance recovery was recorded in the second quarter of 2003 as other income.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company, would not have a material adverse effect on its financial position, result of operations, or cash flows.

F - 26

15. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2003 and 2002. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

	Quarters Ended

	Mar 31	Jun 30	Sep 30	Dec 31(a)

2002	(In thousands, except per share data)
Revenue	$708	$635	$504	$542
Net loss	(3,882)	(3,785)	(2,604)	(6,550)
Net loss attributable to common stockholders	(3,882)	(3,785)	(2,604)	(6,550)
Basic and diluted net loss per share	(0.79)	(0.32)	(0.18)	(.45)

2003
Revenue	$2,969	$—	$—	$—
Net loss after tax benefit	(2,610)	(4,736)	(7,399)	(11,986)
Net loss attributable to common stockholders	(2,610)	(4,736)	(7,399)	(11,986)
Basic and diluted net loss per share	(0.18)	(0.32)	(0.45)	(0.73)

(a) Includes a non-cash charge of $2.5 million relating to shareholder litigation settlement in 2002. In the fourth quarter of 2003 the Company paid $5.0 million for the purchase of Nascime and the product candidates, bicifadine and ocinaplon, and $306,000 for transfer taxes associated with the acquisition. The $5.3 million is included as research and development expense.

F - 27

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
DOV (Bermuda), Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of changes in stockholders’ deficit and consolidated statements of cash flows present fairly, in all material respects, the financial position of DOV (Bermuda), Ltd. (a development stage company) and subsidiary (the "Company") as of December 31, 2001 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2002, and the period from inception (January 21, 1999) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, NJ

March 7, 2003 except for Note 8 as to which the date is March 24, 2003

F - 28

DOV (BERMUDA), LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2001	2002

Assets
Current assets
Cash and cash equivalents	$7,623	$8,936

Total current assets	$7,623	$8,936

Liabilities and Stockholders’ Deficit
Current liabilities
Accrued liabilities	$29,863	$35,708
Due to related parties	1,854,045	3,558,354

Total current liabilities	1,883,908	3,594,062

Commitments and contingencies
Stockholders’ deficit
Class A voting common stock, $1.00 par value; 16,020 shares authorized; 16,020 shares issued and outstanding	16,020	16,020
Class B non-voting common stock, $1.00 par value; 3,980 shares authorized; 3,980 shares issued and outstanding	3,980	3,980
Additional paid-in capital	19,527,194	27,281,999
Deficit accumulated during development stage	(21,423,479)	(30,887,125)

Total stockholders’ deficit	(1,876,285)	(3,585,126)

Total liabilities and stockholders’ deficit	$7,623	$8,936

The accompanying notes are an integral part of these financial statements.

F - 29

DOV (BERMUDA), LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Period from January 21, 1999 (Date of Inception) Through December 31,

	2001	2002	2002

Operating expenses
Purchased in-process research and development (Note 5)	$—	$—	$10,005,000
Research and development expenses (Note 4)	5,891,632	9,435,906	20,775,814
General and administrative expenses	23,351	27,764	114,643

Total operating expenses	5,914,983	9,463,670	30,895,457
Interest income	477	24	8,332

Net loss	$(5,914,506)	$(9,463,646)	$(30,887,125)

The accompanying notes are an integral part of these financial statements.

F - 30

DOV (BERMUDA), LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Periods from Inception (January 21, 1999) through December 31, 2002

	Common Stock Class A		Common Stock Class B		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	State	Total

Contributed at inception (January 21, 1999)	16,020	$16,020	3,980	$3,980	$9,980,000	$—	$10,000,000
Capital contribution	—	—	—	—	1,600,957	—	1,600,957
Net loss	—	—	—	—	—	(11,904,738)	(11,904,738)

Balance at December 31, 1999	16,020	16,020	3,980	3,980	11,580,957	(11,904,738)	(303,781)
Capital contribution	—	—	—	—	2,911,822	—	2,911,822
Net loss	—	—	—	—	—	(3,604,235)	(3,604,235)

Balance at December 31, 2000	16,020	16,020	3,980	3,980	14,492,779	(15,508,973)	(996,194)
Capital contribution	—	—	—	—	5,034,415	—	5,034,415
Net loss	—	—	—	—	—	(5,914,506)	(5,914,506)

Balance at December 31, 2001	16,020	16,020	3,980	3,980	19,527,194	(21,423,479)	(1,876,285)
Capital contribution	—	—	—	—	7,754,805	—	7,754,805
Net loss	—	—	—	—	—	(9,463,646)	(9,463,646)

Balance at December 31, 2002	16,020	$16,020	3,980	$3,980	$27,281,999	$(30,887,125)	$(3,585,126)

The accompanying notes are an integral part of these financial statements.

F - 31

DOV (BERMUDA), LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from January 21, 1999 (Date of Inception) Through December 31, 2002

	Years Ended December 31,

	2001	2002

Cash flow from operating activities
Net loss	$(5,914,506)	$(9,463,646)	$(30,887,125)
Adjustments to reconcile net loss to net cash used in operating activities
Purchased in-process research and development	—	—	10,005,000
Changes in operating assets and liabilities
Other current assets	3,980	—	—
Accrued liabilities	8,456	5,845	35,708
Due to related parties	857,092	1,704,309	3,553,354

Net cash used in operating activities	(5,044,978)	(7,753,492)	(17,293,063)

Cash flow from investing activity
Purchase of license agreements	—	—	(10,000,000)

Net cash used by investing activity	—	—	(10,000,000)

Cash flow from financing activity
Capital contributions	5,034,415	7,754,805	17,301,999
Proceeds from sale of shares	—	—	10,000,000

Net cash provided by financing activities	5,034,415	7,754,805	27,301,999

Increase (decrease) in cash and cash equivalents	(10,563)	1,313	8,936
Cash and cash equivalents-beginning of period	18,186	7,623	—

Cash and cash equivalents-end of period	$7,623	$8,936	$8,936

The accompanying notes are an integral part of these financial statements.

F - 32

DOV (BERMUDA), LTD.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

DOV (Bermuda), Ltd. (the "Company") was incorporated on January 21, 1999 in Bermuda. The Company is owned jointly by Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan Corporation, plc ("Elan") through its wholly-owned subsidiary Elan Pharmaceutical Investment Limited II (“EPIL II”), and DOV Pharmaceutical, Inc. ("DOV"). The primary objective of the Company is to carry on the business of the development, testing, registration, manufacturing, commercialization, and licensing of two pharmaceutical products (as defined in the Joint Development and Operating Agreement ("JDOA") dated January 21, 1999 between DOV, EIS, the Company and its wholly-owned subsidiary Nascime, Ltd. ("Nascime")). The focus of the collaborative venture is to develop the products using the intellectual property of Elan and DOV pursuant to the JDOA.

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

Under the terms of the JDOA, DOV and EIS have agreed and intend to fund the operations of DOV Bermuda on a pro rata basis based on their respective ownership interests with DOV funding 80.1% and EIS funding 19.9%. Neither party is obligated to fund expenses in excess of these amounts at this time. Although DOV maintains a majority ownership interest in the Company, the JDOA gives management participation to both DOV and EIS, therefore, the Company is considered a joint venture for financial reporting purposes. Effective January 2003, EIS’ participating rights expired.  As a result, as of January 1, 2003, on a going forward basis DOV will consolidate the financial statements of DOV Bermuda into its financial statements. Additionally, effective, January 1, 2003, Elan has indicated that it no longer will fund its pro rata portion of the Company’s expenses. DOV intends to fund Elan’s pro rata portion. The joint venture agreement provides, in this case, that Elan’s original equity interest in the joint venture will be diluted using a formula that compares respective overall funding contributions, but giving an extra 50% dollar credit to DOV’s continued funding not matched by Elan’s pro rata contribution equal to the original 80.1% to 19.9% equity relationship.

The venture was formed with DOV contributing $8,010,000 to purchase 16,020 shares of class A common stock and EIS contributing $1,990,000 to purchase 3,980 shares of class B common stock. In connection with the formation of the venture, DOV issued a convertible promissory note to EIS with a principal amount of $8,010,000 that was used to fund DOV’s initial investment in the venture. Elan and DOV also licensed technology to the venture. The entire initial cash investment by both DOV of $8,010,000 and EIS of $1,990,000 was immediately used to pay a license fee to Elan.

F - 33

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

2. Significant Accounting Policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require that the financial statements be prepared on a going concern basis. The Company’s ability to continue as a going concern is entirely dependent upon the funds it receives from its stockholders in connection with the stockholders’ respective obligations to fund the Company’s operations. (See Note 1). DOV has committed to provide funding to the Company through at least December 31, 2003.

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

F - 34

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

4. Related Party Transactions

At the end of the period, the amount due to related parties represents costs for research and development that are subcontracted to DOV and Elan. For the periods ended December 31, 2001 and 2002, respectively, research and development expenses of $4,124,366 and $8,194,235, were charged by DOV and $1,767,266 and $1,241,671 were charged by Elan, which represent costs charged by DOV and Elan for research and development services performed, as agreed to by the parties under the agreements. At the end of 2001 and 2002, respectively, the Company owed $1,330,821 and $3,040,379 to DOV and $523,224 and $517,975 to Elan.

5. In-Process Research and Development

During January 1999, the Company entered into license arrangements with Elan and DOV to acquire rights to certain intellectual property (as described in Note 1). The license acquired from DOV related to early stage technology that, in the opinion of management, had not reached technological feasibility as it will ultimately require regulatory approval prior to commercialization. In addition, management concluded that the license from Elan was only to be used in conjunction with DOV’s compounds and had no alternative future uses. Therefore, all the license fees were deemed to be research and development expense and were charged to expense when incurred. (See Note 2).

F - 35

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

7. Contingencies

As described in Note 1, Elan has certain termination rights under the license agreement with Nascime. In January 2001, DOV entered into a license, research and development agreement with Biovail Laboratories Incorporated ("Biovail"), which is a named technological competitor of Elan under the license agreement with Nascime. DOV does not believe that Elan’s consent to the Biovail agreement was required and neither DOV nor the Company believes that Elan is entitled to terminate its license agreement with Nascime as a result of DOV entering into the Biovail license agreement without Elan’s consent. Nonetheless, DOV sought consent from Elan, which Elan refused to grant. While Elan has neither asserted that its consent was required, nor objected to DOV entering into the Biovail license agreement or threatened to terminate its license agreement with Nascime, it has stated that it reserves its rights with respect to this issue. It is not feasible to predict what the outcome would be if Elan were to seek to terminate its agreement based on DOV’s failure to receive its consent. The Elan license with Nascime is material to the Company and if the license were to be terminated, it would have a material adverse impact on the Company’s financial position and results of operations.

8. Subsequent Events (Audited)

On March 24, 2003, DOV Pharmaceutical and Elan amended the convertible note issued to Elan in January 1999 such that the exchange right feature of the note has been eliminated. The exchange right had previously given Elan the ability to exchange, at any time during the term of the note, the principal portion of the note into an equal ownership position of DOV Bermuda. All other significant terms of the note remain the same. In connection with this amendment to the note, Elan received 75,000 warrants to purchase DOV Common Stock, par value of $0.0001, with a strike price of $10.00 per warrant and an expiration date of January 21, 2006.

9. Subsequent Events (Unaudited)

On October 21, 2003, DOV Pharmaceutical, Elan and DOV Bermuda entered into a transaction which resulted in DOV Pharmaceutical acquiring 100% of Nascime and the product candidates, bicifadine and ocinaplon.  Elan received $5,000,000 and the right to receive certain milestones when the products are licensed or come to market in return for their ownership interest.  Elan granted Nascime a non-exclusive, royalty-free, perpetual worldwide license to make and sell the two product candidates in controlled release formulations using the Elan intellectual property licensed to Nascime, including any intellectual property developed by Nascime.

F - 36