Form 10-Q
period 2004-03-31
DOV PHARMACEUTICAL INC
filed 2004-05-10
CIK 1066833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-49730

________________________________

DOV PHARMACEUTICAL, INC.
(Exact Name of Registrant as Specified in its Charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3374365 (I.R.S. Employer Identification No.)
Continental Plaza
433 Hackensack Avenue
Hackensack, New Jersey 07601

(Address of principal executive office)

(201) 968-0980
(Registrant’s telephone number, including area code)

________________________________

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X|   No |_|

On April 26, 2004, there were outstanding 18,097,706 shares of our common stock, par value $0.0001 per share.

-1-

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended March 31, 2004

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

PART I – FINANCIAL INFORMATION

ITEM I. Financial Statements

DOV PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2004

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,290,999	$28,222,158
Marketable securities – short-term	26,087,699	22,742,086
Prepaid expenses and other current assets	1,197,973	771,273

Total current assets	49,576,671	51,735,517
Marketable securities – long-term	3,783,227	6,905,451
Property and equipment, net	364,950	404,963
Deferred charges, net	127,012	97,702

Total assets	$53,851,860	$59,143,633

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,839,655	$2,256,689
Accrued expenses	1,220,814	2,249,316

Total current liabilities	3,060,469	4,506,005

Convertible promissory note	11,254,566	11,451,520
Convertible line of credit promissory note	3,631,532	3,722,278
Commitments and contingencies
Stockholders’ equity:
Preferred stock—series B, $1.00 par value, 354,643 shares authorized, 354,643 shares issued and outstanding at December 31, 2003 and none issued and outstanding at March 31, 2004	354,643	—
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, none issued and outstanding at December 31, 2003 and March 31, 2004	—	—
Common stock, $.0001 par value, 60,000,000 shares authorized, 16,494,293 issued and outstanding at December 31, 2003 and 18,058,753 issued and outstanding at March 31, 2004	1,649	1,806
Additional paid-in capital	103,013,813	114,560,433
Accumulated other comprehensive gain (loss)	(28,228)	10,424
Accumulated deficit	(67,396,482)	(75,086,174)
Unearned compensation	(40,102)	(22,659)

Total stockholders’ equity	35,905,293	39,463,830

Total liabilities and stockholders’ equity	$53,851,860	$59,143,633

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2003	2004

	(Unaudited)
Revenue	$2,968,750	$—
Operating expenses:
License expense	1,000,000	—
Research and development expense	3,260,457	5,509,292
General and administrative expense	1,255,353	1,257,382

Loss from operations	(2,547,060)	(6,766,674)
Interest income	237,094	157,893
Interest expense	(436,258)	(1,081,366)
Other income, net	135,968	455

Net loss	$(2,610,256)	$(7,689,692)

Basic and diluted net loss per share	$(0.18)	$(0.46)

Weighted average shares used in computing basic and diluted net loss per share	14,476,825	16,700,740

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2004

	(Unaudited)

Cash flows from operating activities
Net loss	$(2,610,256)	$(7,689,692)
Adjustments to reconcile net loss to net cash used in operating activities:
License expense	1,000,000	—
Decrease in non-cash litigation settlement expense	(504,269)	—
Non-cash amortization of premium paid on marketable securities and depreciation in investments	574,148	274,523
Non-cash interest expense	435,779	1,081,366
Depreciation	37,747	50,442
Amortization of deferred charges	6,937	29,310
Non-cash compensation charges	159,750	17,443
Warrants, options and common stock issued for services	(16,762)	109,245
Changes in operating assets and liabilities:
Receivable from DOV Bermuda (Elan Portion)	181,302	—
Prepaid expenses and other current assets	135,362	426,700
Accounts payable	(432,247)	417,034
Accrued expenses	360,460	1,028,502
Deferred revenue	(2,968,750)	—

Net cash used in operating activities	(3,640,799)	(4,255,127)

Cash flows from investing activities
Purchases of marketable securities	(5,511,569)	(8,162,482)
Sales of marketable securities	3,500,000	8,150,000
Purchases of property and equipment	(17,291)	(90,455)

Net cash used in investing activities	(2,028,860)	(102,937)

Cash flows from financing activities
Proceeds from issuance of stock, net of costs	—	9,965,005
Proceeds from options exercised	227,000	324,218

Net cash provided by financing activities	227,000	10,289,223

Net increase (decrease) in cash and cash equivalents	(5,442,659)	5,931,159
Cash and cash equivalents, beginning of period	37,868,509	22,290,999

Cash and cash equivalents, end of period	$32,425,850	$28,222,158

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Organization

DOV Pharmaceutical, Inc. (the “Company”) was incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000.

The Company is a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system and other disorders, including cardiovascular, that involve alterations in neuronal processing. The Company has six product candidates in clinical trials targeting insomnia, anxiety disorders, pain, depression and angina and hypertension. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the United States but it also conducts clinical studies in Canada and Europe.

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2003, included in our Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported assets, liabilities, revenues, earnings, financial position and various disclosures. Actual results could differ from those estimates.

Deferred Charges

Deferred charges are comprised of issuance costs for the convertible promissory note and the convertible line of credit promissory note and are being amortized over the six-year term of the instruments, ending in January 2005, and the issuance of 75,000 warrants to Elan International Services, Ltd. (EIS), a wholly-owned subsidiary of Elan, in connection with the amendment to the convertible promissory note, that is being amortized over the remaining term of the note, ending in January 2005. In April 2004, EIS exercised these warrants utilizing the net share settlement provision in the warrant agreement, resulting in a net issuance of 36,479 shares of the Company’s common stock.

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

	Three Months Ended March 31,

	2003	2004

	(Unaudited)
Net loss	$(2,610,256)	$(7,689,692)

Basic and diluted:
Weighted–average shares used in computing basic and diluted net loss per share	14,476,825	16,700,740

Basic and diluted net loss per share	$(0.18)	$(0.46)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Convertible preferred stock	574,521	—
Convertible promissory note	2,685,959	2,877,266
Convertible line of credit promissory note	990,139	1,091,577
Options	2,932,780	2,672,890
Warrants	626,312	1,311,457

	7,809,711	7,953,190

Comprehensive Loss

	Three Months Ended March 31,

	2003	2004

	(Unaudited)
Net loss	$(2,610,256)	$(7,689,692)
Reclassification for losses included in net loss	91,177	—
Net unrealized gains (losses) on marketable securities and investments	(23,528)	38,652

Comprehensive loss	$(2,542,607)	$(7,651,040)

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

If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company’s net loss would be as follows:

	Three Months Ended March 31,

	2003	2004

	(Unaudited)
Net loss as reported	$(2,610,256)	$(7,689,692)
Add: total stock-based employee compensation expense determined under APB No. 25	159,750	17,443
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(448,337)	(967,619)

Pro forma	$(2,898,843)	$(8,639,868)

Basic and diluted net loss per share:
As reported	$(0.18)	$(0.46)

Pro forma	$(0.20)	$(0.52)

For purposes of the computation of the pro forma effects on the net loss above, the fair value of each employee option is estimated using the Black-Scholes option pricing model and the following assumptions:

Three Months Ended March 31,

	2003	2004

Risk-free interest rate	3.65% - 3.99%	3.78% - 4.16%
Expected lives	10 years	10 years
Expected dividends	None	None
Expected volatility	82.53% - 115.10%	73.93% - 76.27%

Concentration of Credit Risk

Cash and cash equivalents are invested in deposits with significant financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $12.1 million of the Company’s cash balance was uncollateralized at March 31, 2004.

Recent Accounting Pronouncements
In December 2003, the FASB reissued FASB Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” with certain modifications and clarifications. Application of this guidance was effective for interests in certain variable interest entities commonly referred to as special purpose entities and for variable interest entities created or acquired after February 1, 2003 as of December 31, 2003. Application for all other types of variable interest entities created after February 1, 2003 is required for the period ended after March 15, 2004 unless previously applied. The Company adopted the revised interpretation of FIN 46 and it did not have a material effect on the Company’s financial position or results of operations.

Risks and Uncertainties

The Company is subject to risks common to companies in the biopharmaceutical industry, including but not limited to successful commercialization of product candidates, protection of proprietary technology and compliance with FDA regulations. The Company’s convertible promissory note and convertible line of credit promissory note mature on January 20, 2005, at which time the principal amount and unpaid accrued interest become due and payable. At anytime prior to the date the notes are paid in full, the holders have the right to convert the outstanding principal and unpaid accrued interest amount of the convertible promissory note and the convertible line of credit promissory note into shares of its common stock at $3.98 per share and $3.41 per share, respectively. If in January 2005 the note holders choose to have the notes repaid in cash, the Company will be required to pay approximately $16.1 million to them and if it has not raised additional capital, curtail operations until it raises additional capital.

3. Research and Development Expense

Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead.

The following represents a detail of amounts included in research and development expense:

	Three Months Ended March 31,

	2003	2004

	(Unaudited)
Payroll related and associated overhead	$1,063,762	$1,856,920
Clinical and preclinical trial costs	2,207,798	3,462,099
Professional fees	(11,103)	190,273

Total research and development expense	$3,260,457	$5,509,292

4. Marketable Securities and Investments

           At March 31, 2004, the Company held securities, classified as available-for-sale, with a market value of $29.6 million. These securities consist primarily of corporate debt securities and government and federal agency bonds. The Company also had short-term investments in municipal bonds, money market, negotiable certificates of deposits, and auction rate paper, with maturity dates of three months or less when purchased, as a component of cash and cash equivalents, of $10.5 million. The Company does not purchase financial instruments for trading or speculative purposes.

5. Equity Transactions

On March 31, 2004, the holder of all the Company’s outstanding series B preferred stock converted all 354,643 shares of series B preferred stock into 574,521 shares of the Company’s common stock.

On March 29, 2004, the Company concluded a private placement of 666,667 shares of common stock to an institutional investor for $10.0 million. Pursuant to the securities purchase agreement and a registration rights agreement, the Company filed a registration statement for the registrable securities, which was declared effective on April 15, 2004.

6. Biovail License

On March 28, 2003, the Company entered into a separation agreement with Biovail that provided for the return of the Company’s December 2000 patent for the immediate and controlled release of diltiazem and termination of the 2001 exclusive license agreement with Biovail for development of the DOV compound for the treatment of angina and hypertension. In consideration of the termination of the 2001 agreement and the return of the patent, DOV agreed to a $1.0 million payment to Biovail upon signing, contingent payments to Biovail of $3.0 million upon receipt of marketing authorization for the drug and up to a maximum of $7.5 million based upon sales. The Company recorded a charge for the $1.0 million signing payment in the first quarter of 2003. This payment was to obtain the patent and related clinical data from Biovail. As this product will require FD A approval prior to marketing and the patent has no alternative further use, the Company expensed the entire license fee. As the separation agreement ends DOV’s performance obligations, the agreement also resulted in the recognition in the first quarter of the remaining deferred revenue, totaling approximately $3.0 million as of December 31, 2002, of the original $7.5 million license fee paid to DOV. In addition, as a result of the separation agreement, Biovail and DOV also agreed to release any and all claims.

7. Litigation

From April 30, 2002, a number of class action lawsuits were filed naming as defendants the Company, certain of the Company’s officers and directors and certain of the underwriters in the Company’s April 24, 2002 initial public offering of 5,000,000 shares of its common stock. The lawsuits were based upon the Company’s alleged failure to disclose the filing of a revised registration statement and prospectus for the Company’s initial public offering reflecting changes to the 1999 financial statements of the Company’s joint venture with Elan, DOV (Bermuda), Ltd. These class actions were brought on behalf of purchasers of the Company’s common stock in or traceable to the Company’s initial public offering and sought money damages or rescission. On December 20, 2002, the Company entered into an agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. In connection with these securities class action lawsuits, the Company’s providers of primary and excess liability insurance for directors and officers, D&O, asserted that the policy binders they issued in connection with the Company’s initial public offering were not effective because, among other reasons, they never approved the documentation provided with the policy application, including the final registration statement, and that such approval is a prerequisite to their policies’ effectiveness. The Company strongly disagreed with their positions, advised the carriers that the Company intended to hold them to their original binder terms as the Company vigorously pursued resolution of these matters, and initiated arbitration against the primary D&O carrier. The Company reached agreement with the excess D&O carrier that, for claims other than the securities class action lawsuits described above, the excess D&O policy would remain in place, effective for losses in excess of $10.3 million. In April 2003, prior to commencement of arbitration, the Company and the primary carrier reached a settlement. Under the settlement terms, the carrier paid the Company approximately $1.6 million. The insurance recovery was recorded in the second quarter of 2003 as other income.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company, would not have a material adverse effect on its financial position, result of operations, or cash flows.

8. Amendment to Agreements

On February 25, 2004, the Company entered into agreements to reorganize its exclusive license agreement with Wyeth and its sublicense agreement with Neurocrine in respect of indiplon. The restated agreement with Wyeth amends among other items, the financial obligations due to Wyeth in respect of bicifadine, ocinaplon and DOV 216,303 such that the Company is now obligated to pay a fixed royalty percentage and fixed milestone payments. The restated agreement provides that if the Company sells the product itself, the Company will be obligated to pay Wyeth 3.5% of net sales for ocinaplon and DOV 216,303 and 5.0% of net sales for bicifadine, and potential aggregate milestones of $7.0 million for ocinaplon and DOV 216,303 and $9.5 million for bicifadine. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5% should the Company partner or sublicense that compound, in which case the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. In addition, if before February 25, 2005 the Company enters into an agreement that effects a change of control of the Company, then the Company will be obligated to pay Wyeth $10.0 million upon such change of control.

As noted above, on February 25, 2004, the Company entered into agreements to reorganize its sublicense agreement with Neurocrine. The restated agreement provides for a royalty term of the last to expire of Wyeth patents or any patent owned or controlled by Neurocrine covering indiplon and ten years. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon. Accordingly, the reorganization with Neurocrine allows Neurocrine to pay to DOV royalty and milestone payments net of those amounts that would be owed by the Company to Wyeth under the earlier agreement. The Company’s economics will therefore remain unchanged and it will continue to be entitled to receive $3.5 million in aggregate milestones upon Neurocrine’s NDA filing and approval and 3.5% royalty on worldwide sales.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition together with our unaudited financial statements and related notes contained elsewhere in this quarterly report.

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

Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of March 31, 2004, we had an accumulated deficit of $75.1 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

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

Our operating expenses consist primarily of license expense, costs associated with research and development and general and administrative costs associated with our operations. License expense consists of milestone payments accrued and paid under our license agreement with Wyeth and license fees paid in connection with the termination of the 2001 Biovail agreement. Research and development expense consists primarily of compensation and other related costs of our personnel dedicated to research and development activities, as well as outside clinical trial expenses and professional fees related to clinical trials, toxicology studies and preclinical studies. Research and development expense also includes our expenses related to development activities of DOV Bermuda and Nascime Limited, our wholly-owned subsidiary. General and administrative expense consists primarily of the costs of our senior management, finance and administrative staff, business insurance, professional fees and costs associated with being a public reporting entity.

We expect research and development expense to increase substantially in the foreseeable future. We expect that a large percentage of this will be incurred in support of our clinical trial programs and toxicology studies for bicifadine,DOV 21,947, DOV diltiazem and, subject to the FDA’s releasing its clinical hold placed upon our planned phase III clinical trial, ocinaplon, as well as our product candidates in our preclinical program if they progress into clinical trials. In the third quarter of 2004, we intend to initiate two pivotal Phase III clinical trials for bicifadine and a Phase II efficacy clinical trial for DOV 21,947. DOV 51,892 and DOV 102,677, currently in our preclinical program, have been designated as clinical candidates and we therefore expect to incur additional expenditures on these two product candidates in 2004.

In January 1999, we entered into a joint venture with Elan. As part of the transaction, we formed DOV Bermuda to develop controlled release formulations of ocinaplon and bicifadine. As of January 1, 2003, we owned 80.1% of the outstanding common stock of DOV Bermuda. However, Elan retained significant minority investor rights that were treated as “participating rights” as defined in Emerging Issues Task Force Consensus, or EITF, No. 96-16 “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” Therefore, prior to December 31, 2002, we did not consolidate the financial statements of DOV Bermuda, but instead accounted for our investment in DOV Bermuda under the equity method of accounting. We recorded our 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development expense incurred by us on behalf of DOV Bermuda and as loss in investment in DOV Bermuda for our 80.1% interest in the remaining loss of DOV Bermuda, including that attributable to research and development expense of Elan. As Elan’s rights to participate in the management of the joint venture expired as of January 2003, we have consolidated 100% of the results of DOV Bermuda as of January 1, 2003. Additionally, since Elan is no longer funding DOV Bermuda, we are recording 100% of the loss of DOV Bermuda effective January 1, 2003. After funding the first and second quarter of 2003 loss, following which operational funding of DOV Bermuda caused our equity ownership in the joint venture increased to 83.0% from 80.1%.

On October 21, 2003, we entered into an agreement with Elan to acquire 100% ownership of Nascime Limited, the joint venture’s operating company, formed by Elan and us in January 1999 to develop bicifadine and ocinaplon. In connection with the acquisition, we paid $5.0 million to a subsidiary of Elan in respect of its 17% equity stake in the joint venture. Elan granted to the operating company a non-exclusive, royalty-free, perpetual, worldwide license to make and sell the two product candidates in controlled release formulations using the Elan intellectual property licensed to the joint venture, including that developed during the venture. In connection with the license grant, Elan will be entitled to receive up to an aggregate of $3.0 million when the products are licensed or come to market. This acquisition ends Elan’s involvement in the nearly five-yea r joint venture established to develop controlled release formulations of ocinaplon and bicifadine. DOV Bermuda, the joint venture holding company, will remain in existence and the results of DOV Bermuda will continue to be consolidated. However, as a result of the acquisition of 100% of Nascime, DOV Bermuda is not expected to incur additional research and development expenses and virtually no assets remain within the entity.

In January 1999, Elan loaned us $8.0 million in the form of a 7% convertible promissory note to fund our investment in DOV Bermuda. Elan has the right to convert the outstanding principal amount of this note at any time, together with accrued unpaid interest, into shares of our common stock at $3.98 per share. Alternatively, prior to January 1, 2003, Elan could exchange the principal portion of the note for an additional equity interest in DOV Bermuda such that our equity interests would be equal. This would have resulted in our transferring a portion of the shares we hold to Elan. We accounted for this exchange feature in accordance with EITF 86-28 “Accounting Implications of Indexed Debt Instruments.” This required us to record an additional liability for this feature if the value of the interest Elan could obtain in the joint venture was more than the principal amoun t of the note. Since we issued this note to Elan, this feature did not result in any interest expense and, as described below, in March 2003, the exchange feature of the note was eliminated. The note may not be prepaid without Elan’s prior written consent. To the extent Elan has not converted the note, the unpaid principal and accrued interest are due and payable on January 20, 2005.

Elan agreed, in January 1999, to lend us up to $7.0 million to fund our pro rata share of research and development funding in DOV Bermuda. For this purpose, we issued to Elan a convertible line of credit promissory note that bears interest at 10% per annum compounded semi-annually on the amount outstanding. This convertible line of credit promissory note matures on January 20, 2005, at which time the principal amount and accrued unpaid interest become due and payable. The convertible line of credit promissory note may not be prepaid by us without Elan’s prior written consent. At any time prior to the date the convertible line of credit promissory note is repaid in full, Elan has the right to convert the outstanding principal and accrued unpaid interest of the convertible line of credit promissory note into shares of our common stock at $3.41 per share. Our ability to bo rrow further under the convertible line of credit promissory note expired in March 2002.

On March 24, 2003, we entered into an agreement with Elan to amend the convertible promissory note originally issued by us to EIS in January 1999 to eliminate the exchange right feature of this note. All other significant terms of the note remain unchanged. In connection with this amendment, EIS received warrants to purchase 75,000 shares of our common stock at an exercise price of $10.00 per share. These warrants were due to expire on January 21, 2006. As of March 24, 2003, we determined the fair value of the warrants at $164,000. In April 2004, EIS exercised these warrants utilizing the net share settlement provision in the warrant agreement, resulting in a net issuance of 36,479 shares of our common stock.

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

In October 2003, the FDA placed the start of our Phase III pivotal clinical trial of ocinaplon, our anti-anxiety product candidate, on hold and requested that we produce additional safety information. We submitted a response to the FDA and have requested that the agency lift its clinical hold. In April 2004, we received notice from the Division of Neuropharmacological Drug Products at the FDA that it is willing to meet with us to discuss the continued clinical hold of ocinaplon. The meeting is scheduled for late June 2004. We cannot assure you that we have submitted or will be able to submit all information expected by the FDA or further information that may be requested by the FDA, or that any information we do provide will be satisfactory to the FDA, or that the FDA will release the hold placed by it on the commencement of our Phase III pivotal clinical trial of ocinaplon or any revised clinical study designed to respond to the FDA’s safety concerns.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenue. We earned no revenue in the first quarter of 2004. Our revenue for the first quarter of 2003 of $3.0 million was comprised solely of the recognition of $3.0 million of deferred revenue. On March 28, 2003 we entered into a separation agreement with Biovail that provided for the return of our December 2000 patent for the immediate and controlled release of diltiazem and termination of the 2001 exclusive license agreement with Biovail for development of the DOV compound for the treatment of angina and hypertension. As the separation agreement ends our performance obligations, we recognized the remaining deferred revenue, totaling $3.0 million as of December 31, 2002, as revenue in the first quarter of 2003. We will not record any additional revenue from Biovail for this product.

License Expense. In connection with the termination of the 2001 Biovail agreement and the return of the patent as described above, we agreed to a $1.0 million payment to Biovail upon signing. This payment was to obtain the patent and related clinical data from Biovail. As this product will require FDA approval prior to marketing and the patent has no alternative further use, we expensed the entire license fee. Thus in the first quarter of 2003, we recorded royalty and licensing expense of $1.0 million.

Research and Development Expense. Research and development expense increased $2.2 million to $5.5 million for the first quarter 2004 from $3.3 million for the comparable period in 2003. $1.2 million of the increase in research and development expense was associated with increased clinical development costs of $1.1 million for bicifadine, $153,000 for DOV 51,892, $141,000 for DOV diltiazem, and $34,000 for DOV 102,677 offset by a decrease in clinical development costs of $139,000 for DOV 216,303 and $60,000 for DOV 21,947. Payroll and associated overhead related to research and development increased $793,000 due primarily to an increase in salary and bonuses of $416,000 related primarily to an increase in personnel and a lump sum retirement obligation to our co-founder Dr. Bernard Beer of $377,000 who retired on March 15, 2004. Professional fees related to research and development increased $201,000 primarily due to an increase in non-cash stock compensation to outside consultants of $120,000 and $81,000 of legal fees related to patent filings.

General and Administrative Expense. General and administrative expense was virtually unchanged from the prior period. Office and related expenses increased $179,000 but was offset by a decrease in professional fees of $157,000 and decreased payroll and related overhead of $20,000. The increase in office and related expenses was primarily attributable to increased directors’ and officers’ insurance premiums of $80,000, increased travel and entertainment expense of $43,000, increased depreciation of $27,000 and increased fees and other expenses of $29,000. The decrease in professional fees is primarily related to a decrease in legal fees of $163,000. In the three months ended March 31, 2003 legal fees included fees associated with amending the Elan convertible note as discussed above and resolving the shareholder lawsuits as described in Note 7 to our financial statements included under Part I, ITEM 1 of this Form 10-Q. The decrease in payroll and related overhead was primarily attributable to a decrease in non-cash stock based compensation to employees of $131,000 offset by an increase in salary and bonuses of $111,000.

Interest Income. Interest income decreased $79,000 to $158,000 in the first quarter 2004 from $237,000 in the comparable period in 2003 primarily due to lower average cash balances and a lower effective interest rate yield.

Interest Expense. Interest expense increased $645,000 to $1.1 million in the first quarter 2004 from $436,000 in the comparable period in 2003. We recorded interest expense of $288,000 on our convertible promissory note and convertible line of credit promissory note with Elan in the first quarter of 2004 and $266,000 in the comparable period in 2003. This increase was due to higher outstanding balances, attributable wholly to accrued interest, on the convertible promissory note and the convertible line of credit promissory note. Both the Elan convertible promissory note and convertible line of credit promissory note contain interest that will be paid either in cash or common stock at Elan’s option. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued to the notes. This feature resulted in interest expense of $794,000 for the firs t quarter of 2004, an increase of $624,000 from the first quarter of 2003, due primarily to the increase in the fair value of our common stock. To the extent the value of our common stock is at or above $3.98 per share with respect to the convertible promissory note or $3.41 per share with respect to the convertible line of credit promissory note, we will continue to incur additional interest expense each time interest is accrued on the notes.

Other Income, net. Other income, net decreased $135,000 to $500 in the first quarter of 2004 from $136,000 in net income in the comparable period in 2003. In the first quarter of 2003, other income, net consisted of a decrease in the estimated value of warrants anticipated to be issued as part of a settlement for the class action lawsuit by shareholders resulting in other income of $504,000, offset by a decrease in the value of the warrants to acquire Neurocrine common stock resulting of $251,000 and an increase in foreign exchange loss of $26,000.

Liquidity and Capital Resources

At March 31, 2004, our cash and cash equivalents and marketable securities totaled $57.9 million compared with $52.2 million at December 31, 2003. The increase in cash balances at March 31, 2004 resulted primarily from the completion of a $10.0 million financing offset by the funding of our operations during the three months ended March 31, 2004. At March 31, 2004, we had working capital of $47.2 million.

Net cash used in operations during the three months ended March 31, 2004 and 2003 amounted to $4.3 million and $3.6 million, respectively. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of personnel. Net cash used in operations benefited from an increase in accounts payable and accrued liabilities of $1.4 million due to an increase in volume and timing of payments. Non-cash expenses related to stock-based compensation, interest expense and depreciation and amortization expenses were $1.3 million in the three months ended March 31, 2004 and $623,000 in the comparable period in 2003.

Net cash provided by financing activities was $10.3 million during the three months ended March 31, 2004 related to proceeds from the sale of common stock to an institutional investor and the exercise of options to purchase common stock.

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

Contractual Obligations and Commercial Commitments

Future minimum payments for all contractual obligations for the nine months remaining in fiscal 2004 and for the years subsequent to 2004, are as follows:

	Years Ended December 31,

	2004	2005	2006	Thereafter	Total

	(in thousands)
Convertible promissory note	$—	$12,104	$—	$—	$12,104
Convertible line of credit promissory note	—	4,024	—	—	4,024
Operating leases	318	208	—	—	526

Total	$318	$16,336	$—	$—	$16,654

The table above excludes future milestones and royalties which may be owed to Wyeth, Elan and Biovail under terms of existing agreements as payments are contingent upon future events. We do not expect to pay any milestones, or royalties under these agreements in 2004. In May 1998, we licensed from Wyeth, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303 for any indication, and these compounds have been developed for insomnia, pain, anxiety and depression. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth’s right of first refusal. On February 25, 2004, we entered into agreements to reorganize our exclusive license agreement with Wyeth in respect of four compounds, indiplon, ocinaplon, bicifadine and DOV 216,303, and our sublicense agreement with Neurocrine in respect of indiplon. Under the restated license agreements, if we sell the products ourselves, we are obligated to pay Wyeth royalties of 3.5% of net sales for ocinaplon and DOV 216,303 and 5.0% of net sales for bicifadine, and milestones of $2.5 million for ocinaplon and DOV 216,303 and $5.0 million for bicifadine upon NDA filing and $4.5 million each for bicifadine, ocinaplon and DOV 216,303 upon a NDA approval. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5% should we partner or sublicense that compound. In addition, should we partner or sublicense a compound, the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. If we enter into a change of control transaction as defined in the agreement before February 25, 2005, we must pay Wyeth an additional $10 million milestone upon closing of such change of control transaction. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon. Accordingly, the reorganization with Neurocrine allows Neurocrine to pay to us royalty and milestone payments net of those amounts that would be owed by us to Wyeth under the earlier agreement. Our economics will therefore remain unchanged and we will continue to be entitled to receive $3.5 million in aggregate milestones upon Neurocrine’s NDA filing and approval and 3.5% royalty on worldwide sales.

Recent Accounting Pronouncements

In December 2003, the FASB reissued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” with certain modifications and clarifications. Application of this guidance was effective for interests in certain variable interest entities commonly referred to as special purpose entities and for variable interest entities created or acquired after February 1, 2003 as of December 31, 2003. Application for all other types of variable interest entities created after February 1, 2003 is required for the period ended after March 15, 2004 unless previously applied. We adopted the revised interpretation of FIN 46 and it did not have a material effect on our financial position or results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

To date, we have invested our cash balances with significant financial institutions. In the future, the primary objective of our investment activities will be to maximize the income we receive from our investments consistent with preservation of principal and minimum risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations. Because of the short holding period of these types of investments, we have concluded that we do not have a material financial market risk exposure.

ITEM 4. Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out by management as of March 31, 2004, under the supervision and with the participation of our president, chief executive officer and secretary, and our vice president of finance and chief financial officer (our principal executive officer and principal financial officer). Based upon that evaluation, these officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

There was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not a party to any material legal proceedings.

ITEM 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On March 29, 2004, we concluded a private placement of 666,667 shares of our common stock to Acqua Wellington Opportunity I Limited for $10.0 million. We believe that this offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by reason of Rule 506 of Regulation D and Section 4(2) of the Securities Act, based upon the fact that the offer and sale of the securities satisfied all the terms and conditions of Rules 501 and 502 of the Securities Act, the purchaser is financially sophisticated and had access to complete information concerning us and acquired the securities for investment and not with a view to the distribution thereof. Pursuant to the securities purchase agreement we filed a registration statement for the registrable securities in April 2004.

Changes in Securities

On March 31, 2004, Elan converted all the 354,643 shares of series B preferred stock into 574,521 shares of our common stock in accordance with the original terms of the transaction documents.

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
If any of the foregoing risks occur, our stock price could fall and expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. In this regard, following a decline in the aftermarket trading price of our common stock in connection with our initial public offering, beginning on April 30, 2002, a number of class action lawsuits were filed naming us as defendants, in addition to certain of our officers and directors and certain of our underwriters. On December 20, 2002, we entered into a settlement agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. Pursuant to the settlement agreement, we have paid the class members (inclusive of their attorneys’ fees and costs) $250,000 in cash and issued them six-year warrants to purchase 500,000 shares of our common stock with an exer cise price of $10.00 per share. Upon issuance, we determined the value of the warrants to be $2.2 million.

We have incurred losses since our inception and expect to incur significant losses for the foreseeable future, and we may never reach profitability.

Since our inception in April 1995 through March 31, 2004, we have incurred significant operating losses and, as of March 31, 2004, we had an accumulated deficit of $75.1 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:
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

  we or the FDA may suspend or delay initiation of further clinical trials of our product candidates for any of a number of reasons, including safety;

  we may be delayed in the FDA protocol review process;

  patient recruitment may be slower than expected; and

  patients may drop out of our clinical trials.
In October 2003, the FDA placed the start of our Phase III pivotal clinical trial of ocinaplon on hold and requested that we produce additional safety information. We have submitted a response to the FDA and have requested the FDA to lift the clinical hold. In April 2004, we received notice from the Division of Neuropharmacological Drug Products at the FDA that it is willing to meet with us to discuss the continued clinical hold of ocinaplon. The meeting is scheduled for late June 2004. We cannot assure you that we have submitted or will be able to submit all information expected by the FDA or further information that may be requested by the FDA, or that our response will be seen as persuasive, or that the FDA will release the hold placed by it on the commencement of a Phase III pivotal clinical trial of ocinaplon or any revised clinical trial designed to respond to the FDA’s safety concerns. Given the uncertainty surrounding the regulatory and clinical trial process, we may not be able to successfully advance the development of safe, commercially viable products including ocinaplon.

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

As noted above, in October 2003, the FDA placed the start of our Phase III pivotal clinical trial of ocinaplon on hold and requested that we produce additional safety information. In April 2004, we received notice from the Division of Neuropharmacological Drug Products at the FDA that it is willing to meet with us to discuss the continued clinical hold of ocinaplon. The meeting is scheduled for late June 2004. We cannot assure you that we have submitted or will be able to submit all information expected by the FDA or further information that may be requested by the FDA or that our response will be seen as persuasive, or that the FDA will release the hold placed by it on the commencement of the Phase III pivotal clinical trial or any revised clinical trial designed to respond to the FDA’s safety concerns.

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

At March 31, 2004, we had cash and cash equivalents and marketable securities of $57.9 million. We currently have no commitments or arrangements for any financing. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least the end of 2004. Our convertible promissory note and our convertible line of credit promissory note mature on January 20, 2005, at which time the principal amount and unpaid accrued interest become due and payable. At anytime prior to the date either of the notes are paid in full, the holders of the notes have the right to convert the outstanding principal and unpaid accrued interest amount of the convertible promissory note and the convertible line of credit promissory note into shares of our common stock at $3.98 per share and $3.41 per share, respectively. If in January 2005 the note holders choose to have the notes repaid in cash, we will be required to pay them approximately $16.1 million and if we have not raised additional capital, curtail operations until we raise additional capital. Even if the note holders choose to exchange the notes into shares of our common stock, we believe that we may require additional funding after 2004 to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We may continue to seek additional capital through public or private financing or collaborative agreements. If adequate funds are not available, we may be required to curtail significantly or eliminate at least temporarily one or more of our product development programs.

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

Our bylaws require that we indemnify our directors, officers and scientific advisory board members, and permit us to indemnify our other employees and agents, to the fullest extent permitted by the Delaware corporate law. This could require us, with some legally prescribed exceptions, to indemnify our directors, officers and scientific advisory board members against any and all expenses, judgments, penalties, fines and amounts reasonably paid in defense or settlement in connection with an action, suit or proceeding relating to their association with us. For directors, our bylaws require us to pay in advance of final disposition all expenses including attorneys’ fees incurred by them in connection with any action, suit or proceeding relating to their status or actions as directors. Advance payment of legal expenses is discretionary for officers, scientific advisory board members a nd other employees or agents. We may make these advance payments provided that they are preceded or accompanied by an undertaking on behalf of the indemnified party to repay all advances if it is ultimately determined that he or she is not entitled to be indemnified by us. Accordingly, we may incur expenses to meet these indemnification obligations, including expenses that in hindsight are not qualified for reimbursement and possibly not subject to recovery as a practical matter.

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

(b)   Reports on Form 8-K.

We filed current reports on Form 8-K on January 16, 2004 (Items 5 and 7), February 23, 2004 (Items 5 and 7), March 15, 2004 (Items 5 and 7) and March 30, 2004 (Items 5 and 7).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOV Pharmaceutical, Inc.
Date: May 10, 2004	By: /s/ Arnold S. Lippa
Name: Arnold S. Lippa Title: Chief Executive Officer, President and Secretary

DOV Pharmaceutical, Inc.

Date: May 10, 2004	By: /s/ Barbara G. Duncan
Name: Barbara G. Duncan Title: Vice President of Finance and Chief Financial Officer

