Form 10-Q/A
period 2004-03-31
DOV PHARMACEUTICAL INC
filed 2004-06-28
CIK 1066833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

DOV PHARMACEUTICAL, INC.

FORM 10-Q/A

FIRST QUARTER ENDED MARCH 31, 2004

EXPLANATORY NOTE

     This Form 10-Q/A amends Part 1, Item 1 and Item 2, of our Quarterly Report on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on May 10, 2004. This Form 10-Q/A does not reflect events that occurred after the filing of such Quarterly Report or modify or update those disclosures to reflect any subsequent events, except for the conversion of the convertible promissory note as discussed in Note 2A to our Consolidated Financial Statements contained in this Form 10-Q/A. Except as set forth in Part 1, Item 1 (Financial Statements) and Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources) and Part II, Item 6 (Exhibits and Reports on Form 8-K), we have not updated any disclosures contained in the Quarterly Report.

     As discussed in Note 2A to our Consolidated Financial Statements, this Form 10-Q/A revises the March 31, 2004 Consolidated Balance Sheet classification of outstanding debt under our convertible line of credit promissory note of $3.7 million and our convertible promissory note of $11.5 million to current from long-term liabilities and the associated deferred charges of $0.1 million to current from long-term assets as each note has a maturity date of January 20, 2005, which was disclosed in the Form 10-Q as previously filed. This change in balance sheet classification does not affect our Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

     The disclosure in Part I, Item 2 has been changed to reflect the change in the working capital balance as of March 31, 2004 to $32.2 million from $47.2 million resulting from the change in classification of assets and liabilities as noted above.

DOV PHARMACEUTICAL, INC.

Form 10-Q/A

For the Quarter Ended March 31, 2004

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors currently known by us about which we cannot be certain or even relatively confident. Actual results or events will surely differ and may differ materially from our forward-looking statements as a result of many factors, some of which we may not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

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
You should refer to the “Part II—Other Information” section of our Quarterly Report on Form 10-Q under the subheading “Item 5. Other Information – Risk Factors and Factors Affecting Forward-Looking Statements” for a detailed discussion of some of the factors that may cause our actual results to differ materially from our forward-looking statements. You should also refer to the risks discussed in our other filings with the Securities and Exchange Commission, including those contained in our Annual Report on Form 10-K. We qualify all our forward-looking statements by these cautionary statements. There may also be other material factors that may materially affect our forward-looking statements and our future results. As a result of the foregoing, readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation and do not intend to update any forward-looking statement.

PART I – FINANCIAL INFORMATION

ITEM I. Financial Statements

DOV PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2004

		(Restated) (Note 2A)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,290,999	$28,222,158
Marketable securities – short-term	26,087,699	22,742,086
Prepaid expenses and other current assets	1,197,973	771,273
Deferred charges, net	—	97,702

Total current assets	49,576,671	51,833,219
Marketable securities – long-term	3,783,227	6,905,451
Property and equipment, net	364,950	404,963
Deferred charges, net	127,012	—

Total assets	$53,851,860	$59,143,633

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,839,655	$2,256,689
Accrued expenses	1,220,814	2,249,316
Convertible promissory note	—	11,451,520
Convertible line of credit promissory note	—	3,722,278

Total current liabilities	3,060,469	19,679,803

Convertible promissory note	11,254,566	—
Convertible line of credit promissory note	3,631,532	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock—series B, $1.00 par value, 354,643 shares authorized, 354,643 shares issued and outstanding at December 31, 2003 and none issued and outstanding at March 31, 2004	354,643	—
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, none issued and outstanding at December 31, 2003 and March 31, 2004	—	—
Common stock, $.0001 par value, 60,000,000 shares authorized, 16,494,293 issued and outstanding at December 31, 2003 and 18,058,753 issued and outstanding at March 31, 2004	1,649	1,806
Additional paid-in capital	103,013,813	114,560,433
Accumulated other comprehensive gain (loss)	(28,228)	10,424
Accumulated deficit	(67,396,482)	(75,086,174)
Unearned compensation	(40,102)	(22,659)

Total stockholders’ equity	35,905,293	39,463,830

Total liabilities and stockholders’ equity	$53,851,860	$59,143,633

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

Note 2A - Revision to March 31, 2004 Consolidated Balance Sheet

The Company has revised the March 31, 2004 balance sheet classification of outstanding debt under the convertible line of credit promissory note of $3.7 million and the convertible promissory note of $11.5 million to current from long-term liabilities and the associated deferred charges of $0.1 million to current from long-term assets as each note has a maturity date of January 20, 2005, which is disclosed in the Form 10-Q as previously filed. This change in balance sheet classification does not affect the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

This revision resulted in an increase in current assets and current liabilities as of March 31, 2004 as follows:

	March 31, 2004	March 31, 2004
	As previously reported	As restated

Current assets	$51,735,517	$51,833,219
Current liabilities	$4,506,005	$19,679,803

On May 25, 2004 the holder of the convertible promissory note converted the outstanding principal and accrued interest totaling $11.6 million on that date into 2,907,162 shares of the Company’s common stock. Thus the entire convertible promissory note balance of $11.6 million has been canceled.

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

Interest Expense. Interest expense increased $645,000 to $1.1 million in the first quarter 2004 from $436,000 in the comparable period in 2003. We recorded interest expense of $288,000 on our convertible promissory note and convertible line of credit promissory note with Elan in the first quarter of 2004 and $266,000 in the comparable period in 2003. This increase was due to higher outstanding balances, attributable wholly to accrued interest, on the convertible promissory note and the convertible line of credit promissory note. Both the Elan convertible promissory note and convertible line of credit promissory note contain interest that will be paid either in cash or common stock at Elan’s option. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued to the notes. This feature resulted in interest expense of $794,000 for the first quarter of 2004, an increase of $624,000 from the first quarter of 2003, due primarily to the increase in the fair value of our common stock. To the extent the value of our common stock is at or above $3.98 per share with respect to the convertible promissory note or $3.41 per share with respect to the convertible line of credit promissory note, we will continue to incur additional interest expense each time interest is accrued on the notes.

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

Liquidity and Capital Resources

At March 31, 2004, our cash and cash equivalents and marketable securities totaled $57.9 million compared with $52.2 million at December 31, 2003. The increase in cash balances at March 31, 2004 resulted primarily from the completion of a $10.0 million financing offset by the funding of our operations during the three months ended March 31, 2004. At March 31, 2004, we had working capital of $32.2 million (as revised; see note 2A to Financial Statements).

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOV Pharmaceutical, Inc.
Date: June 28, 2004	By: /s/ Arnold S. Lippa
Name: Arnold S. Lippa Title: Chief Executive Officer, President and Secretary

DOV Pharmaceutical, Inc.

Date: June 28, 2004	By: /s/ Barbara G. Duncan
Name: Barbara G. Duncan Title: Vice President of Finance and Chief Financial Officer

