Form 10-Q
period 2004-06-30
DOV PHARMACEUTICAL INC
filed 2004-08-09
CIK 1066833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

On July 29, 2004, there were outstanding 21,288,889 shares of our common stock, par value $0.0001 per share.

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended June 30, 2004

Table of Contents

		PAGE NUMBER
PART 1 -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	4

	Consolidated Statements of Operations for the three and six months ended June 30,	5
	2004 and 2003

	Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and	6
	2003

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of	13
	Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities and Use of Proceeds	20

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	31

Signatures		32

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

  meet our development schedule for our product candidates, including with respect to clinical trialinitiation, enrollment and completion;

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

PART I – FINANCIAL INFORMATION

Item I.    Financial Statements

     DOV PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2004

	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,290,999	$19,679,559
Marketable securities – short-term	26,087,699	23,221,201
Prepaid expenses and other current assets	1,197,973	1,282,026

Total current assets	49,576,671	44,182,786
Marketable securities – long-term	3,783,227	6,626,680
Property and equipment, net	364,950	415,260
Deferred charges, net	127,012	—

Total assets	$53,851,860	$51,224,726

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,839,655	$3,241,982
Accrued expenses	1,220,814	873,933
Convertible line of credit promissory note	—	3,809,868

Total current liabilities	3,060,469	7,925,783

Convertible promissory note	11,254,566	—
Convertible line of credit promissory note	3,631,532	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock—series B, $1.00 par value, 354,643 shares authorized,
354,643 shares issued and outstanding at December 31, 2003 and none
issued and outstanding at June 30, 2004	354,643	—
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, none issued and outstanding at December 31, 2003 and
June 30, 2004	—	—
Common stock, $.0001 par value, 60,000,000 shares authorized, 16,494,293 issued and outstanding at December 31, 2003 and 21,288,889 issued and
outstanding at June 30, 2004	1,649	2,129
Additional paid-in capital	103,013,813	126,936,837
Accumulated other comprehensive gain (loss)	(28,228)	(198,656)
Accumulated deficit	(67,396,482)	(83,428,161)
Unearned compensation	(40,102)	(13,206)

Total stockholders’ equity	35,905,293	43,298,943

Total liabilities and stockholders’ equity	$53,851,860	$51,224,726

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

	(Unaudited)		(Unaudited)

Revenue	$—	$—	$2,968,750	$—
Operating expenses:
License expense	—	—	1,000,000	—
Research and development expense	4,105,969	6,161,352	7,366,425	11,670,644
General and administrative expense	1,249,663	1,446,965	2,505,017	2,704,347

Loss from operations	(5,355,632)	(7,608,317)	(7,902,692)	(14,374,991)
Interest income	198,512	182,321	435,605	340,214
Interest expense	(570,258)	(908,780)	(1,006,517)	(1,990,145)
Other income (expense), net	991,712	(7,211)	1,127,684	(6,757)

Net loss	$(4,735,666)	$(8,341,987)	$(7,345,920)	$(16,031,679)

Basic and diluted net loss per share	$(0.32)	$(0.43)	$(0.50)	$(0.89)

Weighted average shares used in computing basic
and diluted net loss per share	14,677,926	19,404,059	14,577,931	18,052,399

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2003	2004

	(Unaudited)

Cash flows from operating activities
Net loss	$(7,345,920)	$(16,031,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in non-cash litigation settlement expense	(42,651)	—
Non-cash amortization of premium paid on marketable securities
and depreciation in investments	250,782	541,536
Net loss on sale of investments	8,839	—
Non-cash interest expense	1,005,070	1,990,145
Depreciation	77,817	107,493
Amortization of deferred charges	36,248	48,397
Non-cash compensation charges	214,491	26,896
Warrants, options and common stock issued for services	223,869	30,099
Changes in operating assets and liabilities:
Receivable from DOV Bermuda (Elan Portion)	184,122	—
Accounts receivable	47,289	—
Prepaid expenses and other current assets	(694,519)	(75,958)
Accounts payable	818,630	1,402,327
Accrued expenses	(193,464)	(346,881)
Deferred revenue	(2,968,750)	—

Net cash used in operating activities	(8,378,147)	(12,307,625)

Cash flows from investing activities
Purchases of marketable securities	(16,734,908)	(17,538,919)
Sales of marketable securities	10,575,000	16,850,000
Sales of investments	786,854	—
Purchases of property and equipment	(64,868)	(157,803)

Net cash used in investing activities	(5,437,922)	(846,722)

Cash flows from financing activities
Deferred charges paid	(24,743)	—
Proceeds from issuance of stock, net of costs	—	9,965,005
Proceeds from options and warrants exercised	1,360,266	577,902

Net cash provided by financing activities	1,335,523	10,542,907

Net decrease in cash and cash equivalents	(12,480,546)	(2,611,440)
Cash and cash equivalents, beginning of period	37,868,509	22,290,999

Cash and cash equivalents, end of period	$25,387,963	$19,679,559

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

	(Unaudited)		(Unaudited)

Net loss	$(4,735,666)	$(8,341,987)	$(7,345,920)	$(16,031,679)

Basic and diluted:
Weighted-average shares used in computing basic and
diluted net loss per share	14,677,926	19,404,059	14,577,931	18,052,399

Basic and diluted net loss per share	$(0.32)	$(0.43)	$(0.50)	$(0.89)

Antidilutive securities not included in basic and diluted
net loss per share calculation:
Convertible preferred stock	574,521	—	574,521	—
Convertible exchangeable promissory note	2,732,155	—	2,732,155	—
Convertible promissory note	1,014,277	1,117,263	1,014,277	1,117,263
Options	2,546,349	2,641,806	2,546,349	2,641,806
Warrants	1,100,967	993,862	1,100,967	993,862

	7,968,269	4,752,931	7,968,269	4,752,931

	Options Outstanding as of			Options Exercisable as of
	June 30, 2004			June 30, 2004

	Weighted Average		Weighted		Weighted
	Remaining	Number	Average	Number	Average
	Contractual Life	Outstanding	Exercise Price	Exercisable	Exercise Price

Price range $2.27-$9.59	6.62 years	1,814,556	$3.78	1,471,441	$3.44
Price range $9.60-$16.92	9.38 years	827,250	$14.54	4,050	$10.19

		2,641,806		1,475,491

Comprehensive Loss

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

	(Unaudited)		(Unaudited)

Net loss	$(4,735,666)	$(8,341,987)	$(7,345,920)	$(16,031,679)
Reclassification for losses included in net loss	85,823	—	177,000	—
Net unrealized gains (losses) on marketable securities and
investments	23,142	(209,080)	(386)	(170,428)

Comprehensive loss	$(4,626,701)	$(8,551,067)	$(7,169,306)	$(16,202,107)

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

            If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company’s net loss would be as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

	(Unaudited)		(Unaudited)

Net loss as reported	$(4,735,666)	$(8,341,987)	$(7,345,920)	$(16,031,679)
Add: total stock-based employee compensation expense
determined under APB No. 25	54,740	9,453	214,491	26,896
Deduct: total stock-based employee compensation
expense determined under fair value based method for
all awards	(446,440)	(1,004,371)	(859,048)	(1,971,990)

Pro forma net loss	$(5,127,366)	$(9,336,905)	$(7,990,477)	$(17,976,773)

Basic and diluted net loss per share:
As reported	$(0.32)	$(0.43)	$(0.50)	$(0.89)
Pro forma	$(0.35)	$(0.48)	$(0.55)	$(1.00)

Concentration of Credit Risk

            Cash and cash equivalents are invested in deposits with significant financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $3.7 million of the Company’s cash balance was uncollateralized at June 30, 2004.

Recent Accounting Pronouncements

            In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on EITF 03-6 “Participating Securities and the Two-Class Method Under FASB Statement 128, Earnings Per Share ,” which requires that convertible participating securities should be included in the computation of basic earnings per share using the two-class method. Although certain of the Company’s outstanding warrants are participating securities, as they have dividend rights, the Company has not had reported earnings. Therefore, the adoption of EITF 03-6 in the second quarter of 2004 has no impact on the Company’s current or prior financial position or results of operations.

Risks and Uncertainties

            The Company is subject to risks common to companies in the biopharmaceutical industry, including but not limited to successful commercialization of product candidates, protection of proprietary technology and compliance with FDA regulations. The convertible line of credit promissory note matures on January 20, 2005, at which time the principal amount and unpaid accrued interest become due and payable. At anytime prior to the date the note is paid in full, the holder has the right to convert the outstanding principal and unpaid accrued interest amount of the convertible line of credit promissory note into shares of the Company’s common stock at $3.41 per share. If in January 2005 the note holder chooses to have the note repaid in cash, the Company will be required to pay approximately $4.0 million.

3.  Research and Development Expense

            Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead.

            The following represents a detail of amounts included in research and development expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2004	2003	2004

	(Unaudited)		(Unaudited)

Payroll related and associated overhead	$1,309,775	$1,498,964	$2,373,536	$3,355,884
Clinical and preclinical development costs and manufacturing
supplies	2,571,280	4,702,930	4,779,078	8,165,029
Professional fees	224,914	(40,542)	213,811	149,731

Total research and development expense	$4,105,969	$6,161,352	$7,366,425	$11,670,644

4.  Marketable Securities and Investments

            At June 30, 2004, the Company held securities, classified as available-for-sale, with a market value of $29.9 million. These securities consist primarily of corporate debt securities and government and federal agency bonds. The Company also had short-term investments in municipal bonds, money market, negotiable certificates of deposits and auction rate paper, with maturity dates of three months or less when purchased, as a component of cash and cash equivalents, of $5.5 million. The Company does not purchase financial instruments for trading or speculative purposes.

5.  Equity Transactions

            On June 9, 2004, Elan sold the convertible line of credit promissory note to an institutional investor.

            On May 25, 2004, the holder of the Company’s convertible promissory note converted the entire outstanding principal and accrued interest totaling $11.6 million into 2,907,162 shares of the Company’s common stock. In connection with this, the Company charged to additional paid in capital the remaining associated deferred charges of $71,000.

            On March 31, 2004, the holder of all the Company’s outstanding series B preferred stock converted all 354,643 shares of series B preferred stock into 574,521 shares of the Company’s common stock

            On March 29, 2004, the Company concluded a private placement of 666,667 shares of common stock to an institutional investor for $10.0 million. Pursuant to the securities purchase agreement and a registration rights agreement, the Company filed a registration statement for the registrable securities, which was declared effective on April 15, 2004.

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

9.  Subsequent Event

            On August 5, 2004, the Company entered into an agreement, which is subject to approval by the Justice Department under the Hart-Scott-Rodino filing requirements, with a subsidiary of Merck & Co. Inc., or Merck, for the development and commercialization of DOV 21,947 and DOV 216,303. Additionally, Merck will obtain the right to enter into a licensing agreement for DOV 102,677 under certain circumstances and for additional consideration. Upon approval, Merck will assume the financial responsibility for the development and commercialization of DOV 21,947 for all therapeutic indications and of DOV 216,303 for the treatment of depression, anxiety and addiction. The parties have agreed to work together to clinically develop the products and DOV has reserved the right to co-promote the sales of these products in the United States to psychiatrists and other specialists who treat depression.

            To the extent the transaction closes, under the terms of the agreement, DOV will receive a $35.0 million up-front licensing payment. In addition, the Company will be entitled to receive milestone payments of up to $420.0 million, as well as royalties on worldwide net sales, if any. The upfront payment will be deferred and amortized to revenue when earned over the estimated research and development period. Upon approval of the agreement, the Company will be obligated to pay Wyeth $2.5 million for the partnering of DOV 216,303 under the license agreement between DOV and Wyeth, as amended and restated on February 25, 2004. If the transaction is approved, there would be an expectation of taxable income and therefore the Company may be able to utilize a portion of the deferred tax assets resulting from net operating loss carryforwards.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

            You should read the following discussion of our results of operations and financial condition together with our unaudited financial statements and related notes contained elsewhere in this quarterly report.

Overview

            We are a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system, or CNS, and other disorders, including cardiovascular, that involve alterations in neuronal processing. In 1998, we licensed four of our product candidates from Wyeth: indiplon, for the treatment of insomnia, bicifadine, for the treatment of pain, ocinaplon, for the treatment of anxiety, and DOV 216,303, for the treatment of depression and other indications. We sublicensed indiplon to Neurocrine in 1998 in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine has subsequently entered into a development and commercialization agreement with Pfizer for indiplon. On August 5, 2004, we entered into an agreement, which is subject to approval by the Justice Department under the Hart-Scott-Rodino filing requirements, with a subsidiary of Merck & Co. Inc., or Merck, for the development and commercialization of DOV 21,947 and DOV 216,303 in exchange for the right to receive payments upon the achievement of certain milestones and royalties based on product net sales, if any.

            Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of June 30, 2004, we had an accumulated deficit of $83.4 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

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

            Our operating expenses consist primarily of license expense, costs associated with research and development and general and administrative costs associated with our operations. License expense consists of milestone payments accrued and paid under our license agreement with Wyeth and license fees paid in connection with the termination of the 2001 Biovail agreement. Research and development expense consists primarily of compensation and other related costs of our personnel dedicated to research and development activities, as well as outside clinical trial expenses and professional fees related to clinical trials, toxicology studies, costs of manufacturing clinical and preclinical trial materials and preclinical studies. Research and development expense also includes our expenses related to development activities of DOV Bermuda and Nascime Limited, our wholly-owned subsidiaries. General and administrative expense consists primarily of the costs of our senior management, finance and administrative staff, business insurance, professional fees and costs associated with being a public reporting entity.

            We expect research and development expense to increase substantially in the foreseeable future. In the third quarter of 2004, we intend to initiate two pivotal Phase III clinical trials for bicifadine. In the fourth quarter of 2004, we intend to initiate a pivotal efficacy clinical trial for ocinaplon, three Phase I clinical trials for bicifadine, a Phase I clinical trial for DOV 102,677 and a Phase I clinical trial for DOV diltiazem. In the first half of 2005, we intend to initiate four pivotal efficacy clinical trials and a long-term safety clinical trial for bicifadine, two additional Phase I clinical trials for DOV 102,677 and a Phase I clinical trial for DOV 51,892. Throughout 2005, we intend to initiate at least five Phase I clinical trials for bicifadine, initiate the pharmacokinetic clinical trials and Phase III program for DOV diltiazem, and initiate Phase II clinical trials for DOV 102,677 and DOV 51,892. In addition, we intend to continue the clinical development of DOV 216,303.

            In January 1999, we entered into a joint venture with Elan. As part of the transaction, we formed DOV Bermuda to develop controlled release formulations of ocinaplon and bicifadine. As of January 1, 2003, we owned 80.1% of the outstanding common stock of DOV Bermuda. However, Elan retained significant minority investor rights that were treated as “participating rights” as defined in Emerging Issues Task Force Consensus, or EITF, No. 96-16 “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” Therefore, prior to December 31, 2002, we did not consolidate the financial statements of DOV Bermuda, but instead accounted for our investment in DOV Bermuda under the equity method of accounting. We recorded our 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development expense incurred by us on behalf of DOV Bermuda and as loss in investment in DOV Bermuda for our 80.1% interest in the remaining loss of DOV Bermuda, including that attributable to research and development expense of Elan. As Elan’s rights to participate in the management of the joint venture expired as of January 2003, we have consolidated 100% of the results of DOV Bermuda as of January 1, 2003. Additionally, since Elan is no longer funding DOV Bermuda, we are recording 100% of the loss of DOV Bermuda effective January 1, 2003. Our continued operational funding of DOV Bermuda caused our equity ownership in the joint venture to increase to 83.0% from 80.1% .

            On October 21, 2003, we entered into an agreement with Elan to acquire 100% ownership of Nascime Limited, the joint venture’s operating company, formed by Elan and us in January 1999 to develop bicifadine and ocinaplon. In connection with the acquisition, we paid $5.0 million to a subsidiary of Elan in respect of its 17% equity stake in the joint venture. Elan granted to the operating company a non-exclusive, royalty-free, perpetual, worldwide license to make and sell the two product candidates in controlled release formulations using the Elan intellectual property licensed to the joint venture, including that developed during the venture. In connection with the license grant, Elan will be entitled to receive up to an aggregate of $3.0 million when the products are licensed or come to market. This acquisition ends Elan’s involvement in the nearly five-year joint venture established to develop controlled release formulations of ocinaplon and bicifadine. DOV Bermuda, the joint venture holding company, remains in existence and the results of DOV Bermuda continue to be consolidated. However, as a result of the acquisition of 100% of Nascime, DOV Bermuda is not expected to incur additional research and development expenses and virtually no assets remain within the entity. In May 2004, we purchased the remaining equity interest of DOV Bermuda thereby increasing our equity ownership to 100%.

            In January 1999, Elan loaned us $8.0 million in the form of a 7% convertible promissory note to fund our investment in DOV Bermuda. On May 25, 2004, Elan converted the entire outstanding principal and accrued interest of this note totaling $11.6 million on that date into 2,907,162 shares of our common stock.

            Elan agreed, in January 1999, to lend us up to $7.0 million to fund our pro rata share of research and development funding in DOV Bermuda. For this purpose, we issued to Elan a convertible line of credit promissory note that bears interest at 10% per annum compounded semi-annually on the amount outstanding. This convertible line of credit promissory note matures on January 20, 2005, at which time the principal amount and accrued unpaid interest become due and payable. In June 2004, Elan sold the note to an institutional investor. The convertible line of credit promissory note may not be prepaid by us without the holder’s prior written consent. At any time prior to the date the convertible line of credit promissory note is repaid in full, the holder has the right to convert the outstanding principal and accrued unpaid interest of the convertible line of credit promissory note into shares of our common stock at $3.41 per share. Our ability to borrow further under the convertible line of credit promissory note expired in March 2002.

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

            In October 2003, the FDA placed the start of our Phase III pivotal clinical trial of ocinaplon, our lead anti-anxiety product candidate, on hold and requested that we produce additional safety information. We submitted responses to the FDA and requested that the agency lift its clinical hold. On June 25, 2004, the FDA agreed to lift the clinical hold on ocinaplon subject to its review of a revised clinical trial protocol and related documents that among other things would include additional safety testing. We have submitted such revised protocol and related documents.We cannot assure you that upon review the FDA will consider the revised protocol satisfactory or that further discussion with FDA staff will not be required. We expect to commence a pivotal clinical trial in 2004.

Results of Operations

Three Months Ended June 30, 2004 and 2003

            Research and Development Expense. Research and development expense increased $2.1 million to $6.2 million for the second quarter 2004 from $4.1 million for the comparable period in 2003. Approximately $2.1 million of the increase in research and development expense was attributable to increased costs associated with the clinical trials, manufacturing supplies and toxicology studies for our product candidates, including $973,000 for DOV 21,947, $678,000 for DOV 51,892, $669,000 for DOV 102,677, $379,000 for bicifadine and $263,000 for DOV diltiazem offset by a decrease in clinical development costs on ocinaplon of $821,000. Payroll and payroll associated expenses related to research and development increased $267,000 due primarily to an increase in personnel. Professional fees related to research and development decreased $265,000 primarily due to a decrease in non-cash stock compensation to outside consultants of $295,000 offset by an increase of $30,000 in legal fees related to patent filings.

            General and Administrative Expense. General and administrative expense increased $197,000 to $1.4 million in the second quarter 2004 from $1.2 million for the comparable period in 2003. The increase was primarily attributable to increased professional fees of $258,000 and office and related expenses of $38,000, offset by a decrease in payroll and related costs of $106,000.

            Interest Income. Interest income decreased $17,000 to $182,000 in the second quarter of 2004 from $199,000 in the comparable period in 2003.

            Interest Expense. Interest expense increased $339,000 to $909,000 in the second quarter of 2004 from $570,000 in the comparable period in 2003. On May 25, 2004, the holder of the convertible promissory note converted the outstanding principal and accrued interest totaling $11.6 million into 2,907,162 shares of our common stock. We recorded interest expense of $207,000 on our convertible promissory note and convertible line of credit promissory note in the second quarter of 2004 and $267,000 in the comparable period in 2003. Both the convertible promissory note and convertible line of credit promissory note contained interest that would be paid either in cash or common stock at the holder’s option. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued to the notes. This feature resulted in additional interest expense of $702,000 for the second quarter of 2004, an increase of $399,000 from the second quarter of 2003, due primarily to the increase in the fair value of our common stock. To the extent the value of our common stock is at or above $3.41 per share, we will continue to incur additional interest expense each time interest is accrued on the convertible line of credit promissory note.

            Other Income (expense), net. Other income (expense), net decreased $999,000 to $7,000 in net expense in the second quarter of 2004 from $992,000 in net income in the comparable period in 2003. In the second quarter of 2003, other income, net consisted primarily of $1.6 million of income for the directors’ and officers’ insurance recovery, offset by an increase in litigation settlement expense of $462,000 related to the valuation of the warrants issued pursuant to the shareholder class action lawsuits. During the second quarter of 2003 we reached agreement with the primary carrier of our directors’ and officers’ liability insurance policy. Our insurance carrier has paid $1.6 million to us in settlement of the shareholder class action lawsuits.

Six Months Ended June 30, 2004 and 2003

            Revenue. We earned no revenue in the six months ended June 30, 2004. Our revenue for the first six months of 2003 of $3.0 million was comprised solely of the recognition of $3.0 million of deferred revenue. On March 28, 2003 we entered into a separation agreement with Biovail that provided for the return of our December 2000 patent for the immediate and controlled release formulation of diltiazem and termination of the 2001 exclusive license agreement with Biovail for development of the DOV compound for the treatment of angina and hypertension. As the separation agreement ends our performance obligations, we recognized the remaining deferred revenue, totaling $3.0 million as of December 31, 2002, as revenue in the first quarter of 2003. We will not record any additional revenue from Biovail for this product candidate.

            License Expense. In connection with the termination of the 2001 Biovail agreement and the return of the patent as described above, we agreed to a $1.0 million payment to Biovail upon signing. This payment was to obtain the patent and related clinical data from Biovail. As this product will require FDA approval prior to marketing and the patent has no alternative future use, we expensed the entire license fee. Thus in the first quarter of 2003, we recorded royalty and licensing expense of $1.0 million. There was no such expense in the comparable period in 2004.

            Research and Development Expense. Research and development expense increased $4.3 million to $11.7 million for the six months ended June 30, 2004 from $7.4 million for the comparable period in 2003. Approximately $3.4 million of the increase in research and development expense was attributable to increased costs associated with the clinical development costs, manufacturing supplies and toxicology studies of our product candidates including $1.5 million for bicifadine, $913,000 for DOV 21,947, $830,000 for DOV 51,892, $703,000 for DOV 102,677 and $404,000 for DOV diltiazem, offset by a decrease in clinical development costs of $822,000 for ocinaplon and $189,000 for DOV 216,303. Payroll and associated overhead related to research and development increased $982,000 due primarily to an increase in salary and bonuses of $559,000 related primarily to an increase in personnel and a lump sum retirement obligation to our co-founder Dr. Bernard Beer of $377,000 who retired on March 15, 2004. Professional fees related to research and development decreased $64,000 primarily due to a decrease in non-cash stock compensation to outside consultants of $175,000 offset by an increase of $111,000 in legal fees related to patent filings.

            General and Administrative Expense. General and administrative expense increased $199,000 to $2.7 million in the six months ended June 30, 2004 from $2.5 million for the comparable period in 2003. The increase was primarily attributable to increased office and related expenses of $173,000, increased professional fees of $102,000 and increased travel and entertainment expenses of $50,000 offset by a decrease in payroll related costs of $126,000. The increase in office and related expenses was primarily related to an increase in directors’ and officers’ insurance of $106,000. The decrease in payroll costs was primarily attributable to an increase in salaries of $42,000 offset by a decrease in non-cash compensation expense of $168,000.

            Interest Income. Interest income decreased $95,000 to $340,000 in the six months ended June 30, 2004 from $436,000 in the comparable period in 2003 primarily due to lower average cash balances and a lower effective interest rate yield.

            Interest Expense. Interest expense increased $984,000 to $2.0 million in the six months ended June 30, 2004 from $1.0 million in the comparable period in 2003. On May 25, 2004, the holder of the convertible promissory note converted the outstanding principal and accrued interest totaling $11.6 million into 2,907,162 shares of our common stock. We recorded interest expense of $495,000 on our convertible promissory note and convertible line of credit promissory note in the six months ended June 30, 2004 and $533,000 in the comparable period in 2003. Both the convertible promissory note and convertible line of credit promissory note contained interest that would be paid, at the holder’s option, either in cash or our common stock. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued on the notes. This feature resulted in additional interest expense of $1.5 million for the six months ended June 30, 2004, an increase of $1.0 million from the comparable period of 2003, due primarily to the increase in the fair value of our common stock. To the extent the value of our common stock is at or above $3.41 per share, we will continue to incur additional interest expense each time interest is accrued on the convertible line of credit promissory note.

            Other Income (Expense), net. Other income (expense), net decreased $1.1 million to $7,000 in net expense in the six months ended June 30, 2004 from $1.1 million in net income in the comparable period in 2003. In the six months ended June 30, 2003, other income, net consisted primarily of the $1.6 million in other income attributable to the directors’ and officers’ insurance recovery, offset by a decrease in the value of warrants to acquire Neurocrine common stock of $251,000 and foreign exchange losses of $29,000.

Liquidity and Capital Resources

            At June 30, 2004, our cash and cash equivalents and marketable securities totaled $49.5 million compared with $52.2 million at December 31, 2003. The decrease in cash balances at June 30, 2004 resulted primarily from the funding of our operations during the six months ended June 30, 2004. At June 30, 2004, we had working capital of $36.3 million. On August 5, 2004, we entered into an agreement, which is subject to approval by the Justice Department under the Hart-Scott-Rodino filing requirements with Merck for the development and commercialization of DOV 21,947 and DOV 216,303. Upon approval we will receive an up-front licensing payment of $35.0 million, of which $2.5 million is owed to Wyeth for the partnering of DOV 216,303.

            Net cash used in operations during the six months ended June 30, 2004 and 2003 amounted to $12.3 million and $8.4 million, respectively. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of personnel. Non-cash expenses related to stock-based compensation, interest expense and depreciation and amortization expenses were $2.2 million in the six months ended June 30, 2004 and $1.6 million in the comparable period in 2003. Net non-cash amortization of premium paid on marketable securities and depreciation in the value of investments was $542,000 in the six months ended June 30, 2004 and $251,000 in the comparable period in 2003.

            Net cash provided by financing activities was $10.5 million during the six months ended June 30, 2004, compared to $1.3 million during the six months ended June 30, 2003. The source of cash provided by financing activities during the six months ended June 30, 2004 was related to proceeds from the sale of common stock to an institutional investor, exercise of common stock options by employees and the exercise of warrants. The source of cash provided by financing activities for the six months ended June 30, 2003 was related solely to the exercise of common stock options by employees and the exercise of warrants.

            We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least mid 2005. If the Merck agreement is approved, the $35.0 million initial payment combined with a reduction in clinical development expenditures associated with the product candidates, and an anticipated milestone payment in late 2005 should enable us to fund our anticipated operating expenses, debt obligations and capital requirements through at least mid 2006. Our future capital uses and requirements depend on numerous factors, including:

  our progress with research and development;

  our ability to establish and the scope of any new collaborations;

  the progress and success of clinical trials and preclinical studies of our product candidates;

  the costs and timing of obtaining, enforcing and defending our patent and intellectual rights;

  the costs and timing of regulatory approvals; and

  the note holder’s choice of having the convertible line of credit note repaid in cash or converting the note into our common stock.

            In addition to the foregoing, our future capital uses and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates. Our sublicensee and collaborative partners, Neurocrine and Pfizer, and if the Merck agreement is approved, Merck, may encounter conflicts of interest, changes in business strategy or other business issues, or they may acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance.

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

Contractual Obligations and Commercial Commitments

            Future minimum payments for all contractual obligations at June 30, 2004, are as follows:

	Years Ended December 31,

	2004	2005	2006	Thereafter	Total

	(in thousands)
Convertible line of credit promissory note and
accrued interest	$—	$4,024	$—	$—	$4,024
Operating leases	208	208	—	—	416

Total	$208	$4,232	$—	$—	$4,440

            The table above excludes future milestones and royalties which may be owed to Wyeth, Elan and Biovail under terms of existing agreements as payments are contingent upon future events. We do not expect to pay any royalties under these agreements in 2004. In May 1998, we licensed from Wyeth, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth’s right of first refusal. On February 25, 2004, we entered into agreements to reorganize our exclusive license agreement with Wyeth in respect of four compounds, indiplon, ocinaplon, bicifadine and DOV 216,303, and our sublicense agreement with Neurocrine in respect of indiplon. Under the restated license agreements, if we sell the products ourselves, we are obligated to pay Wyeth royalties of 3.5% of net sales for ocinaplon and DOV 216,303 and 5.0% of net sales for bicifadine, and milestones of $2.5 million for ocinaplon and DOV 216,303 and $5.0 million for bicifadine upon NDA filing and $4.5 million each for bicifadine, ocinaplon and DOV 216,303 upon a NDA approval. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5% should we partner or sublicense that compound. In addition, should we partner or sublicense a compound, the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. If we enter into a change of control transaction as defined in the agreement before February 25, 2005, we must pay Wyeth an additional $10.0 million milestone upon closing of such change of control transaction. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon. Accordingly, the reorganization with Neurocrine allows Neurocrine to pay to us royalty and milestone payments net of those amounts that would be owed by us to Wyeth under the earlier agreement. Our economics will therefore remain unchanged and we will continue to be entitled to receive $3.5 million in aggregate milestones upon Neurocrine’s NDA filing and approval and 3.5% royalty on worldwide sales.

            On August 5, 2004, we entered into an agreement, which is subject to approval by the Justice Department under the Hart-Scott-Rodino filing requirements, with Merck for the development and commercialization of DOV 21,947 and DOV 216,303. Upon approval, we will receive an up-front licensing payment of $35.0 million, of which $2.5 million is owed to Wyeth for the partnering of DOV 216,303.

Recent Accounting Pronouncements

            In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on EITF 03-6 “Participating Securities and the Two-Class Method Under FASB Statement 128, Earnings Per Share ,” which requires that convertible participating securities should be included in the computation of basic earnings per share using the two-class method. Although certain of our outstanding warrants are participating securities, as they have dividend rights, we have not had reported earnings. Therefore, the adoption of EITF 03-6 in the second quarter of 2004 has no impact on our current or prior financial position or results of operations.

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

Item 4.      Controls and Procedures

            As required by Rule 13a-15(e) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out by management as of June 30, 2004, under the supervision and with the participation of our president, chief executive officer and secretary, and our vice president of finance and chief financial officer (our principal executive officer and principal financial officer). Based upon that evaluation, these officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

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

Item 2.      Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

            On March 29, 2004, we concluded a private placement of 666,667 shares of our common stock to Acqua Wellington Opportunity I Limited for $10.0 million. We believe that this offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by reason of Rule 506 of Regulation D and Section 4(2) of the Securities Act, based upon the fact that the offer and sale of the securities satisfied all the terms and conditions of Rules 501 and 502 of the Securities Act, the purchaser is financially sophisticated and had access to complete information concerning us and acquired the securities for investment and not with a view to the distribution thereof. Pursuant to the securities purchase agreement we filed a registration statement for the registrable securities which was declared effective on April 15, 2004.

Changes in Securities

            On May 25, 2004, Elan converted the entire outstanding principal and accrued interest of our convertible promissory note totaling $11.6 million into 2,907,162 shares of our common stock in accordance with the terms of the transaction documents.

            On March 31, 2004, Elan converted all the 354,643 shares of series B preferred stock into 574,521 shares of our common stock in accordance with the original terms of the transaction documents.

Item 4.     Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of stockholders was held on May 24, 2004.

(b)	The following Class II directors were elected at the annual meeting:

Name	Position	Term Expires

Bernard Beer, Ph.D.	Class II director	2007
Zola Horovitz, Ph.D.	Class II director	2007
Theresa A. Bischoff	Class II director	2007

The following Class I and III directors continue to serve their respective terms, which expire on our annual meeting of stockholders in the year noted:

Name	Position	Term Expires

Daniel S. Van Riper	Class I director	2006
Jonathan Silverstein	Class I director	2006
Arnold S. Lippa, Ph.D.	Class III director	2005
Patrick Ashe	Class III director	2005

            At the 2004 annual meeting, stockholders voted on three propositions: (i) election of three Class II Directors for a term of three years expiring in 2007, (ii) amendment of the 2000 Stock Option and Grant Plan to increase the total number of shares of common stock authorized under the plan to 2,942,090 from 2,192,090, and (iii) ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the Company for its fiscal year ending December 31, 2004. All matters passed. The voting results were:

Proposition 1: Election of Directors:	For	Withheld

Dr. Bernard Beer	9,997,851	206,592
Dr. Zola Horovitz	9,997,851	206,592
Ms. Theresa Bischoff	10,186,823	17,620

Proposition 2:	For	Against	Abstain	Not Voted

Amendment to 2000 Stock Option Plan	3,559,004	857,892	679	5,786,868

Proposition 3:	For	Against	Abstain

Ratify Selection of Our Independent	10,202,188	555	1,700
Registered Public Accounting Firm

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

            Prior to our April 24, 2002 initial public offering of 5,000,000 shares of our common stock, there had been no public market for our common stock and an active public market for our common stock may cease at any time. Market prices for securities of biopharmaceutical companies have been particularly volatile. In particular, our stock price experienced a substantial decline following our initial public offering. Some of the factors that may cause the market price of our common stock to fluctuate include:

  results of clinical trials conducted by us or on our behalf, or by our competitors;

  business or legal developments concerning our collaborators or licensees, including Pfizer and Neurocrine;

  regulatory developments or enforcement in the United States and foreign countries, including with respect to the agreement with Merck, Hart-Scott-Rodino approval;

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

            Since our inception in April 1995 through June 30, 2004, we have incurred significant operating losses and, as of June 30, 2004, we had an accumulated deficit of $83.4 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

            In October 2003, the FDA placed the start of our Phase III pivotal clinical trial of ocinaplon, our lead anti-anxiety product candidate, on hold and requested that we produce additional safety information. We submitted responses to the FDA and requested that the agency lift its clinical hold. On June 25, 2004, the FDA agreed to lift the clinical hold on ocinaplon subject to its review of a revised clinical trial protocol and related documents that among other things would include additional safety testing. We have submitted such revised protocol and related documents.We cannot assure you that upon review the FDA will consider the revised protocol satisfactory or that further discussion with FDA staff will not be required. We expect to commence a pivotal clinical trial in 2004. Given the uncertainty surrounding the regulatory and clinical trial process, we may not be able to successfully advance the development of safe, commercially viable products including ocinaplon.

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

            As noted above, in October 2003, the FDA placed the start of our Phase III pivotal clinical trial of ocinaplon, our lead anti-anxiety product candidate, on hold and requested that we produce additional safety information. We submitted responses to the FDA and requested that the agency lift its clinical hold. On June 25, 2004, the FDA agreed to lift the clinical hold on ocinaplon subject to its review of a revised clinical trial protocol and related documents that among other things would include additional safety testing. We have submitted such revised protocol and related documents. We cannot assure you that upon review the FDA will consider the revised protocol satisfactory or that further discussion with FDA staff will not be required. We expect to commence a pivotal clinical trial in 2004.

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

            Our efforts to develop, obtain regulatory approval for and commercialize our existing and any future product candidates depend in part upon the performance of our licensees and collaborative partners. Currently, we have license and collaborative agreements with Neurocrine, Pfizer and Wyeth. Neurocrine has entered into a development and commercialization agreement with Pfizer involving a further sublicense under our agreement with Neurocrine. Additionally, on August 5, 2004, we entered into an agreement, which is subject to approval by the Justice Department under the Hart-Scott-Rodino filing requirements, with Merck for the development and commercialization of DOV 21,947 and DOV 216,303. In connection with certain of these agreements, we have granted certain rights, including development and marketing rights and rights to defend and enforce our intellectual property. We do not have day-to-day control over the activities of our licensees or collaborative partners and cannot assure you that they will fulfill their obligations to us, including their development and commercialization responsibilities in respect of our product candidates. We also cannot assure you that our licensees or collaborators will properly maintain or defend our intellectual property rights or that they will not utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Further, we cannot assure you that our licensees or collaborators will not encounter conflicts of interest, changes in business strategy or other business issues, or that they will not acquire or develop rights to competing products, all of which could adversely affect their willingness or ability to fulfill their obligations to us.

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

            Any failure on the part of our licensees or collaborators to perform or satisfy their obligations to us could lead to delays in the development or commercialization of our product candidates and affect our ability to realize product revenues. Disagreements with our licensees or collaborators could require or result in litigation or arbitration, which could be time-consuming and expensive. If we fail to maintain our existing agreements or establish new agreements as necessary, we could be required to undertake development, manufacturing and commercialization activities solely at our own expense. This would significantly increase our capital requirements and may also delay the commercialization of our product candidates if successful.

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

            At June 30, 2004, we had cash and cash equivalents and marketable securities of $49.5 million. We currently have no commitments or arrangements for any financing. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least mid 2005. On August 5, 2004, we entered into an agreement, which is subject to approval by the Justice Department under the Hart-Scott-Rodino filing requirements, with Merck for the development and commercialization of DOV 21,947 and DOV 216,303. If the Merck sublicensing agreement is approved, the $35.0 million initial payment combined with a reduction in clinical development expenditures associated with the product candidates, and an anticipated milestone payment in late 2005 should enable us to fund our anticipated operating expenses, debt obligations and capital requirements through at least mid 2006. We believe that we will require additional funding to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We may continue to seek additional capital through public or private financing or collaborative agreements. If adequate funds are not available, we may be required to curtail significantly or eliminate at least temporarily one or more of our product development programs.

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

            Our bylaws require that we indemnify our directors, officers and scientific advisory board members, and permit us to indemnify our other employees and agents, to the fullest extent permitted by the Delaware corporate law. This could require us, with some legally prescribed exceptions, to indemnify our directors, officers and scientific advisory board members against any and all expenses, judgments, penalties, fines and amounts reasonably paid in defense or settlement in connection with an action, suit or proceeding relating to their association with us. For directors, our bylaws require us to pay in advance of final disposition all expenses including attorney’s fees incurred by them in connection with any action, suit or proceeding relating to their status or actions as directors. Advance payment of legal expenses is discretionary for officers, scientific advisory board members and other employees or agents. We may make these advance payments provided that they are preceded or accompanied by an undertaking on behalf of the indemnified party to repay all advances if it is ultimately determined that he or she is not entitled to be indemnified by us. Accordingly, we may incur expenses to meet these indemnification obligations, including expenses that in hindsight are not qualified for reimbursement and possibly not subject to recovery as a practical matter.

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

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits.

The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-15(e) and 15d- 15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc. pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K.

            We filed a current report on Form 8-K on June 28, 2004 (Item 9).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.
DOV Pharmaceutical, Inc
Date: August 9, 2004
	By:	/s/ ARNOLD S. LIPPA

Name: Arnold S. Lippa
Title: Chief Executive Officer, President and Secretary

.
DOV Pharmaceutical, Inc
Date: August 9, 2004
	By:	/s/ BARBARA G. DUNCAN

Name: Barbara G. Duncan
Title: Vice President of Finance and Chief Financial Officer