Form 10-Q
period 2004-09-30
DOV PHARMACEUTICAL INC
filed 2004-11-09
CIK 1066833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-49730

------------------------------------------------

DOV PHARMACEUTICAL, INC.
(Exact Name of Registrant as Specified in its Charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3374365 (I.R.S. Employer Identification No.)

Continental Plaza
433 Hackensack Avenue
Hackensack, New Jersey 07601

(Address of principal executive office)

(201) 968-0980
(Registrant’s telephone number, including area code)

------------------------------------------------

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

On October 31, 2004, there were outstanding 21,435,868 shares of our common stock, par value $0.0001 per share.

- 1 -

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended September 30, 2004

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

 You should refer to the “Part II—Other Information” section of this report under the subheading “Item 5. Other Information - Risk Factors and Factors Affecting Forward-Looking Statements” for a detailed discussion of some of the factors that may cause our actual results to differ materially from our forward-looking statements. We qualify all our forward-looking statements by these cautionary statements. There may also be other material factors that may materially affect our forward-looking statements and our future results. As a result of the foregoing, readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation and do not intend to update any forward-looking statement.

PART I - FINANCIAL INFORMATION

Item I.    Financial Statements

DOV PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2004
	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,290,999	$49,005,031
Marketable securities - short-term	26,087,699	14,327,763
Prepaid expenses and other current assets	1,197,973	1,330,327
Total current assets	49,576,671	64,663,121
Marketable securities - long-term	3,783,227	14,257,335
Property and equipment, net	364,950	419,168
Deferred charges, net	127,012	—
Total assets	$53,851,860	$79,339,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,839,655	$4,048,940
License expense payable	—	2,500,000
Accrued expenses	1,220,814	1,594,330
Deferred revenue - current	—	8,235,294
Convertible line of credit promissory note	—	3,905,270
Total current liabilities	3,060,469	20,283,834

Deferred revenue - non-current	—	26,421,569
Convertible promissory note	11,254,566	—
Convertible line of credit promissory note	3,631,532	—
Commitments and contingencies
Stockholders' equity:
Preferred stock—series B, $1.00 par value, 354,643 shares authorized, 354,643 shares issued and outstanding at December 31, 2003 and none issued and outstanding at September 30, 2004	354,643	—
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, none issued and outstanding at December 31, 2003 and September 30, 2004	—	—
Common stock, $.0001 par value, 60,000,000 shares authorized, 16,494,293 issued and outstanding at December 31, 2003 and 21,434,800 issued and outstanding at September 30, 2004	1,649	2,143
Additional paid-in capital	103,013,813	128,168,806
Accumulated other comprehensive loss	(28,228)	(97,895)
Accumulated deficit	(67,396,482)	(95,436,496)
Unearned compensation	(40,102)	(2,337)
Total stockholders' equity	35,905,293	32,634,221
Total liabilities and stockholders' equity	$53,851,860	$79,339,624

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Revenue	$—	$343,137	$2,968,750	$343,137
Operating expenses:
License expense	—	2,500,000	1,000,000	2,500,000
Research and development expense	5,146,689	7,037,700	12,513,114	18,708,344
General and administrative expense	1,480,009	1,933,021	3,985,026	4,637,368
Loss from operations	(6,626,698)	(11,127,584)	(14,529,390)	(25,502,575)
Interest income	243,195	209,188	678,800	549,402
Interest expense	(1,015,668)	(413,877)	(2,022,185)	(2,404,022)
Other income (expense), net	520	2,938	1,128,205	(3,819)
Loss before income taxes	(7,398,651)	(11,329,335)	(14,744,570)	(27,361,014)
Income tax expense	—	(679,000)	—	(679,000)
Net loss	$(7,398,651)	$(12,008,335)	$(14,744,570)	$(28,040,014)
Basic and diluted net loss per share	$(0.45)	$(0.56)	$(0.97)	$(1.46)

Weighted average shares used in computing basic and diluted net loss per share	16,322,794	21,327,987	15,165,913	19,150,738

The accompanying notes are an integral part of these consolidated financial statements.

 DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2004
	(Unaudited)
Cash flows from operating activities
Net loss	$(14,744,570)	$(28,040,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in non-cash litigation settlement expense	(42,651)	—
Non-cash amortization of premium paid on marketable securities and depreciation in investments	250,782	727,861
Net loss on sale of investments	8,839	—
Non-cash interest expense	2,019,879	2,404,022
Depreciation	119,977	163,535
Amortization of deferred charges	65,558	51,866
Non-cash compensation charges	257,380	28,991
Warrants, options and common stock issued for services	747,619	259,280
Net tax benefit of non-qualified stock options exercised	—	222,000
Changes in operating assets and liabilities:
Receivable from DOV Bermuda (Elan Portion)	184,122	—
Accounts receivable	47,289	—
Prepaid expenses and other current assets	(541,428)	(127,729)
Accounts payable	574,721	2,209,285
License expense payable	—	2,500,000
Accrued expenses	241,525	373,516
Deferred revenue	(2,968,750)	34,656,863
Net cash provided by (used in) operating activities	(13,779,708)	15,429,476
Cash flows from investing activities
Purchases of marketable securities	(26,098,771)	(23,639,699)
Sales of marketable securities	16,096,160	24,128,000
Sales of investments	786,854	—
Purchases of property and equipment	(156,002)	(217,753)
Net cash provided by (used in) investing activities	(9,371,759)	270,548
Cash flows from financing activities
Proceeds from issuance of stock, net of costs	14,753,248	9,965,005
Proceeds from options and warrants exercised	1,575,150	1,049,003
Net cash provided by financing activities	16,328,398	11,014,008
Net increase (decrease) in cash and cash equivalents	(6,823,069)	26,714,032
Cash and cash equivalents, beginning of period	37,868,509	22,290,999
Cash and cash equivalents, end of period	$31,045,440	$49,005,031

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Organization

 DOV Pharmaceutical, Inc. (the “Company”) was incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000.

 The Company is a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system and other disorders, including cardiovascular, that involve alterations in neuronal processing. The Company has six product candidates in clinical development targeting insomnia, anxiety disorders, pain, depression and angina and hypertension. The Company has established strategic alliances with select partners in part to access their unique technologies and commercialization capabilities. The Company operates principally in the United States but also conducts clinical studies in Canada and Europe.

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

Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported assets, liabilities, revenues, earnings, financial position and various disclosures. The development period of 51 months as discussed in Note 9 is a critical management estimate. Actual results could differ from those estimates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Net loss	$(7,398,651)	$(12,008,335)	$(14,744,570)	$(28,040,014)
Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	16,322,794	21,327,987	15,165,913	19,150,738
Basic and diluted net loss per share	$(0.45)	$(0.56)	$(0.97)	$(1.46)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Convertible preferred stock	574,521	—	574,521	—
Convertible exchangeable promissory note	2,779,968	—	2,779,968	—
Convertible promissory note	1,039,621	1,145,240	1,039,621	1,145,240
Options	2,671,501	2,668,431	2,671,501	2,668,431
Warrants	1,486,935	896,311	1,486,935	896,311

	8,552,546	4,709,982	8,552,546	4,709,982

	Options Outstanding as of September 30, 2004			Options Exercisable as of September 30, 2004
	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Price range $2.27-$9.59	6.33 years	1,680,781	3.69	1,432,266	3.40
Price range $9.60-$16.92	9.27 years	987,650	14.35	29,050	14.70
		2,668,431		1,461,316

Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net loss	$(7,398,651)	$(12,008,335)	$(14,744,570)	$(28,040,014)
Reclassification for losses included in net loss	5,354	—	182,534	—
Net unrealized gains (losses) on marketable securities and investments	(24,260)	100,761	(24,646)	(69,667)
Comprehensive loss	$(7,417,557)	$(11,907,574)	$(14,586,682)	$(28,109,681)

Stock-Based Compensation

 The Company accounts for stock-based compensation expense for options granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

 If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistently with the methodology prescribed by SFAS 123, the effect on the Company's net loss would be as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Net loss as reported	$(7,398,651)	$(12,008,335)	$(14,744,570)	$(28,040,014)
Add: total stock-based employee compensation expense determined under APB No. 25	42,889	2,095	257,380	28,991
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(433,764)	(913,657)	(1,150,074)	(2,885,647)
Pro forma net loss	$(7,789,526)	$(12,919,897)	$(15,637,264)	$(30,896,670)
Basic and diluted net loss per share:
As reported	$(0.45)	$(0.56)	$(0.97)	$(1.46)
Pro forma	$(0.48)	$(0.61)	$(1.03)	$(1.61)

Recent Accounting Pronouncements

 In March 2004, the EITF reached a final consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, to provide additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary. Management expects that the adoption of this Issue will not have an effect on the Company’s operating results or financial condition.

Risks and Uncertainties

 The Company is subject to risks common to companies in the biopharmaceutical industry, including but not limited to successful commercialization of product candidates, protection of proprietary technology and compliance with FDA regulations. The convertible line of credit promissory note matures on January 20, 2005, at which time the principal amount and unpaid accrued interest become due and payable. At any time prior to the date the note is paid in full, the holder has the right to convert the outstanding principal and unpaid accrued interest amount of the convertible line of credit promissory note into shares of the Company’s common stock at $3.41 per share. If in January 2005 the note holder chooses to have the note repaid in cash, the Company will be required to pay approximately $4.0 million.

3. Research and Development Expense

 Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead.

 The following represents a detail of amounts included in research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Payroll related and associated overhead	$1,382,017	$1,274,646	$3,755,552	$4,630,530
Clinical and preclinical development costs and manufacturing supplies	3,165,067	5,553,605	7,944,145	13,718,634
Professional fees	599,605	209,449	813,417	359,180
Total research and development expense	$5,146,689	$7,037,700	$12,513,114	$18,708,344

4. Marketable Securities and Investments

    At September 30, 2004, the Company held securities, classified as available-for-sale, with a market value of $28.6 million. These securities consist primarily of corporate debt securities and government and federal agency bonds. The Company also had short-term investments of $12.6 million in municipal bonds, money market, negotiable certificates of deposits and auction rate paper, with maturity dates of three months or less when purchased, as a component of cash and cash equivalents. The Company does not purchase financial instruments for trading or speculative purposes.

5. Equity Transactions

On May 25, 2004, the Company’s convertible promissory note totaling $11.6 million of outstanding principal and accrued interest was converted into 2,907,162 shares of the Company’s common stock. In connection with this, the Company charged to additional paid in capital the remaining associated deferred charges of $71,000.

On March 31, 2004, the holder of all the Company’s outstanding series B preferred stock converted all 354,643 shares of series B preferred stock into 574,521 shares of the Company’s common stock.

 On March 29, 2004, the Company concluded a private placement of 666,667 shares of common stock to an institutional investor for $10.0 million. Pursuant to the securities purchase agreement and registration rights agreement, the Company filed a registration statement for the registrable securities, which was declared effective on April 15, 2004.

6. Biovail License

 On March 28, 2003, the Company entered into a separation agreement with Biovail that provided for the return of the Company's December 2000 patent for the immediate and controlled release of diltiazem and termination of the 2001 exclusive license agreement with Biovail for development of the DOV compound for the treatment of angina and hypertension. In consideration of the termination of the 2001 agreement and the return of the patent, DOV agreed to a $1.0 million payment to Biovail upon signing, contingent payments to Biovail of $3.0 million upon receipt of marketing authorization for the drug and up to a maximum of $7.5 million based upon sales. The Company recorded a charge for the $1.0 million signing payment in the first quarter of 2003. This payment was to obtain the patent and related clinical data from Biovail. As this product will require FDA approval prior to marketing and the patent has no alternative future use, the Company expensed the entire license fee. As the separation agreement ends DOV's performance obligations, the agreement also resulted in the recognition in the first quarter of 2003 the remaining deferred revenue, totaling approximately $3.0 million as of December 31, 2002, of the original $7.5 million license fee paid to DOV. In addition, as a result of the separation agreement, Biovail and DOV also agreed to release any and all claims.

7. Litigation

From April 30, 2002, a number of class action lawsuits were filed naming as defendants the Company, certain of the Company’s officers and directors and certain of the underwriters in the Company’s April 24, 2002 initial public offering of 5,000,000 shares of its common stock. The lawsuits were based upon the Company’s alleged failure to disclose the filing of a revised registration statement and prospectus for the Company’s initial public offering reflecting changes to the 1999 financial statements of the Company’s joint venture with Elan, DOV (Bermuda), Ltd. These class actions were brought on behalf of purchasers of the Company’s common stock in or traceable to the Company’s initial public offering and sought money damages or rescission. On December 20, 2002, the Company entered into an agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. Pursuant to the settlement agreement, the Company paid the class members (inclusive of their attorneys' fees and costs) $250,000 in cash and issued them six-year warrants to purchase 500,000 shares of its common stock with an exercise price of $10.00 per share. In connection with these securities class action lawsuits, the Company’s providers of primary and excess liability insurance for directors and officers, D&O, asserted that the policy binders they issued in connection with the Company’s initial public offering were not effective because, among other reasons, they never approved the documentation provided with the policy application, including the final registration statement, and that such approval is a prerequisite to their policies’ effectiveness. The Company strongly disagreed with their positions, advised the carriers that the Company intended to hold them to their original binder terms as the Company vigorously pursued resolution of these matters, and initiated arbitration against the primary D&O carrier. The Company reached agreement with the excess D&O carrier that, for claims other than the securities class action lawsuits described above, the excess D&O policy would remain in place, effective for losses in excess of $10.3 million. In April 2003, prior to commencement of arbitration, the Company and the primary carrier reached a settlement. Under the settlement terms, the carrier paid the Company approximately $1.6 million. The insurance recovery was recorded in the second quarter of 2003 as other income.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company, would not have a material adverse effect on its financial position, result of operations, or cash flows.

8. Amendment to Wyeth and Neurocrine Agreements

 On February 25, 2004, the Company entered into agreements to reorganize its exclusive license agreement with Wyeth and its sublicense agreement with Neurocrine in respect of indiplon. The restated agreement with Wyeth amends among other items the financial obligations due to Wyeth in respect of bicifadine, ocinaplon and DOV 216,303 such that the Company is now obligated to pay a fixed royalty percentage and fixed milestone payments. The restated agreement provides that if the Company sells the product itself, the Company will be obligated to pay Wyeth 3.5% of net sales for ocinaplon and DOV 216,303 and 5.0% of net sales for bicifadine, and potential aggregate milestones of $7.0 million for ocinaplon and DOV 216,303 and $9.5 million for bicifadine. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5% should the Company partner or sublicense that compound, in which case the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. In addition, if before February 25, 2005 the Company enters into an agreement that effects a change of control of the Company, then the Company will be obligated to pay Wyeth $10.0 million upon such change of control. In connection with the closing of the Merck Agreement (see Note 9), the Company owed Wyeth $2.5 million related to DOV 216,303. As this milestone payment is prior to FDA approval, the entire amount was expensed in the third quarter of 2004.

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

9. Merck Agreement

On August 5, 2004, the Company entered into an agreement with a subsidiary of Merck & Co. Inc., or Merck, for the worldwide development and commercialization of DOV 21,947 for all therapeutic indications and of DOV 216,303 for the treatment of depression, anxiety and addiction. Additionally, Merck obtained rights of first offer and refusal regarding a licensing agreement for DOV 102,677 under certain circumstances and for additional consideration. Merck has assumed financial responsibility for development and commercialization of a product containing at least one of the licensed compounds. The parties have agreed to work together to clinically develop licensed product and DOV has reserved the right to co-promote the sales of product in the United States to psychiatrists and other specialists who treat depression.

 Under the agreement, DOV received a $35.0 million upfront licensing payment. In addition, the Company is entitled to receive milestone payments of up to $420.0 million, as well as royalties on worldwide net sales, if any. In accordance with the Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” the Company has evaluated the arrangement to determine if the deliverables are separable into units of accounting and then applied applicable revenue recognition criteria. The Company has determined that the license and the collaboration are a single element for accounting purposes.

         As a result, the $35 million upfront licensing payment and any future milestones received will be recorded over the term of the collaboration. As the Company has a continuing obligation with respect to collaboration on development of product candidates, until an NDA is filed, the upfront payment has been deferred and will be amortized to revenue over the estimated research and development period of 51 months.

10. Income Taxes

 The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). As discussed in the Company's Form 10-K for the period ended December 31, 2003, the Company had approximately $25.3 million of Federal and $14.5 million of state net operating loss, or NOL, carryforwards available to offset future taxable income, and that a valuation allowance had been recorded to fully offset the deferred tax asset related to these carryforwards in accordance with SFAS 109. SFAS 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." Included in the Federal and State NOL carryforwards is approximately $8.5 million related to non-qualified stock option expense.

 The Company has completed its evaluation of its changes in ownerships pursuant to the definition in Section 382 of the Internal Revenue Code of 1986, as amended, which limits the annual utilization of a company’s NOLs if a company experiences a change of ownership. An ownership change occurs with respect to a corporation if it is a loss corporation on a testing date and, immediately after the close of the testing date, the percentage of stock of the corporation owned by one or more five-percent shareholders has increased by more than 50 percentage points over the lowest percentage of stock of such corporation owned by such shareholders at any time during the testing period. While the Company has determined that such an ownership change has occurred prior to 2004, the overall NOL limitation imposed by Section 382 will not materially impact the Company's ability to utilize its NOLs in the current year.

 In the third quarter of 2004, the Company revised its full year 2004 estimate of its taxable income. Taking into account the $35.0 million upfront fee it received after the closing of the license, research and development agreement for its collaboration with Merck, the Company now expects to generate taxable income for the 2004 tax year. Therefore, the Company has now concluded that it is more likely than not that a portion of its deferred tax assets will be realized. In addition, the Company’s evaluation of the Section 382 limitation noted above concluded that sufficient losses are available to offset a substantial portion of the estimated taxable income for 2004. As a result, in accordance with SFAS No. 109, the Company reversed approximately $4.0 million of valuation allowance associated with its federal and state NOLs. This benefit will be offset by the Federal and State income tax expense. New Jersey state tax law limits the use of NOLs to 50% of State taxable income. As a result, the Company has recorded State tax expense of $679,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

 You should read the following discussion of our results of operations and financial condition together with our unaudited financial statements and related notes contained elsewhere in this quarterly report.

Overview

We are a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system, or CNS, and other disorders, including cardiovascular, that involve alterations in neuronal processing. In 1998, we licensed four of our product candidates from Wyeth: indiplon, a product candidate for the treatment of insomnia, bicifadine, a product candidate for the treatment of pain, ocinaplon, a product candidate for the treatment of anxiety, and DOV 216,303, a product candidate for the treatment of depression and other indications.

We sublicensed the worldwide development and commercialization of indiplon to Neurocrine in 1998 in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine subsequently entered into a worldwide development and commercialization agreement with Pfizer for indiplon. On August 5, 2004, we entered into an agreement with a subsidiary of Merck & Co. Inc., or Merck, for the worldwide development and commercialization of all indications for DOV 21,947 and certain indications for DOV 216,303 in exchange for a $35.0 million upfront payment and the right to receive further payments upon the achievement of certain milestones and royalties based on product net sales, if any. The upfront payment has been deferred and is being amortized to revenue over the estimated research and development period of 51 months. The time period of the development period is a significant estimate used in the preparation of our financial statements. Future milestone payments, if any, will also be recorded over the term of the collaboration.

 Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of September 30, 2004, we had an accumulated deficit of $95.4 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

 We have a relatively limited history of operations and anticipate that our quarterly results of operations will fluctuate for several reasons, including the timing and extent of research and development efforts, the timing and extent of adding new employees and infrastructure, the timing of milestone, license fee and royalty payments and the timing and outcome of regulatory approvals.

 Our revenue has consisted primarily of license fees and milestone payments from our collaborative partners and licensees. We record revenue on an accrual basis when amounts are considered collectible. In accordance with EITF 00-21, we evaluate all new agreements to determine if they are a single unit of accounting or separable. Revenue received in advance of performance obligations, or in cases where we have a continuing obligation to perform services, is deferred and amortized over the performance period. Revenue from milestone payments that represent the culmination of a separate earnings process is recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. License and milestone revenue are typically not consistent or recurring in nature. Our revenue has fluctuated from year-to-year and quarter-to-quarter and this will likely continue.

 Our operating expenses consist primarily of license expense, costs associated with research and development and general and administrative costs associated with our operations. License expense consists of milestone payments associated with our license agreement with Wyeth and license fees paid in connection with the termination of the 2001 Biovail agreement. Research and development expense consists primarily of compensation and other related costs of our personnel dedicated to research and development activities, outside clinical trial expenses and professional fees related to clinical trials, toxicology studies, costs of manufacturing clinical and preclinical trial materials and preclinical studies. Research and development expense also includes our expenses related to development activities of Nascime Limited, our wholly-owned subsidiary. General and administrative expense consists primarily of the costs of our senior management, finance and administrative staff, business insurance, professional fees and costs associated with being a public reporting entity.

 We expect research and development expense to increase substantially in the foreseeable future. We have recently initiated two pivotal Phase III clinical trials and two Phase I clinical trials for bicifadine. In the fourth quarter of 2004, we intend to initiate a pivotal efficacy clinical trial for ocinaplon and a long-term safety clinical trial for bicifadine. In the first half of 2005, we intend to initiate four pivotal efficacy clinical trials for bicifadine and three Phase I clinical trials for DOV 102,677, a product candidate for central nervous system disorders. Throughout 2005, we intend to initiate the pharmacokinetic clinical trials and Phase III program for DOV diltiazem, a product candidate for cardiovascular disorders, a Phase II clinical trial for DOV 102,677 and six additional Phase I clinical trials for bicifadine. In addition, we intend to continue the clinical development of DOV 216,303 for retained indications, that is, other than depression, anxiety and substance abuse. We also expect to increase our expenditures in fortifying our patent portfolio for each of our lead product candidates.

In January 1999, we entered into a joint venture with Elan. As part of the transaction, we formed DOV Bermuda to develop controlled release formulations of ocinaplon and bicifadine. As of January 1, 2003, we owned 80.1% of the outstanding common stock of DOV Bermuda. However, Elan retained significant minority investor rights that were treated as “participating rights” as defined in Emerging Issues Task Force Consensus, or EITF, No. 96-16 “Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” Therefore, prior to December 31, 2002, we did not consolidate the financial statements of DOV Bermuda, but instead accounted for our investment in DOV Bermuda under the equity method of accounting. We recorded our 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development expense incurred by us on behalf of DOV Bermuda and as loss in investment in DOV Bermuda for our 80.1% interest in the remaining loss of DOV Bermuda, including that attributable to research and development expense of Elan. As Elan's rights to participate in the management of the joint venture expired as of January 2003, we have consolidated 100% of the results of DOV Bermuda as of January 1, 2003. Additionally, since Elan is no longer funding DOV Bermuda, we are recording 100% of the loss of DOV Bermuda effective January 1, 2003. Our continued operational funding of DOV Bermuda caused our equity ownership in the joint venture to increase to 83.0% from 80.1% in 2003.

On October 21, 2003, we entered into an agreement with Elan to acquire 100% ownership of Nascime Limited, the joint venture's operating company, formed by Elan and us in January 1999 to develop bicifadine and ocinaplon. In connection with the acquisition, we paid $5.0 million to a subsidiary of Elan in respect of its remaining 17% equity stake in the joint venture. Elan granted to the operating company a non-exclusive, royalty-free, perpetual, worldwide license to make and sell the two product candidates in controlled release formulations using the Elan intellectual property licensed to the joint venture, including that developed during the venture. In connection with the license grant, Elan will be entitled to receive up to an aggregate of $3.0 million when the products are licensed or come to market. This acquisition ends Elan's involvement in the nearly five-year joint venture established to develop controlled release formulations of ocinaplon and bicifadine. DOV Bermuda, the joint venture holding company, remains in existence and the results of DOV Bermuda continue to be consolidated. However, as a result of the acquisition of 100% of Nascime, DOV Bermuda is not expected to incur additional research and development expenses and virtually no assets remain within the entity. In May 2004, we purchased for a nominal amount the remaining equity interest of DOV Bermuda, thereby increasing our equity ownership to 100%.

 In January 1999, Elan loaned us $8.0 million in the form of a 7% convertible promissory note to fund our investment in DOV Bermuda. On May 25, 2004, Elan converted the entire outstanding principal and accrued interest of this note totaling $11.6 million on that date into 2,907,162 shares of our common stock, which have now been sold.

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

 In October 2003, the FDA placed the start of our Phase III pivotal clinical trial of ocinaplon, our lead anti-anxiety product candidate, on hold and requested that we produce additional safety information. We submitted responses to the FDA and requested that the agency lift its clinical hold. On June 25, 2004, the FDA agreed to lift the clinical hold on ocinaplon subject to its review of a revised clinical trial protocol and related documents that among other things would include an increased frequency of safety testing. We have received FDA approval on the revised documents and expect to initiate a Phase III pivotal clinical trial in the fourth quarter of 2004.

Results of Operations

Three Months Ended September 30, 2004 and 2003

 Revenue. Our revenue of $343,000 for the third quarter of 2004 was comprised of amortization of the $35.0 million fee we received on the signing of the license, research and development agreement for our collaboration with Merck. The upfront payment has been deferred and is being amortized to revenue over the estimated research and development period of 51 months.

 License Expense. License expense for the third quarter of 2004 is comprised of the $2.5 million owed to Wyeth for the licensing of certain rights to DOV 216,303 to Merck in August 2004. As this milestone payment is prior to FDA approval, the entire amount was expensed in the third quarter of 2004.

 Research and Development Expense. Research and development expense increased $1.9 million to $7.0 million for the third quarter 2004 from $5.1 million for the comparable period in 2003. Approximately $2.4 million of the increase in research and development expense was attributable to increased costs associated with the clinical trials, manufacturing supplies and toxicology studies for our product candidates, including $2.6 million for bicifadine, $346,000 for DOV 102,677, $246,000 for DOV 51,892, $91,000 for DOV 21,947, and $45,000 for DOV diltiazem offset by a decrease in clinical development costs on ocinaplon of $1.1 million. This increase was offset by a decrease in professional fees related to research and development of $390,000 primarily due to a decrease in non-cash stock compensation to outside consultants of $278,000 and a decrease in legal fees related to patent filings of $69,000 and a decrease in payroll and payroll associated expenses related to research and development of $107,000.

 General and Administrative Expense. General and administrative expense increased $453,000 to $1.9 million in the third quarter 2004 from $1.5 million for the comparable period in 2003. The increase was primarily attributable to increased payroll and related expenses of $380,000, professional fees of $34,000 and office and related expenses of $39,000. The increase in payroll and related expenses was primarily related to $206,000 in bonus expense, of which $125,000 was bonuses, including contractual, to employees for closing the Merck licensing agreement.

 Interest Income. Interest income decreased $34,000 to $209,000 in the third quarter of 2004 from $243,000 in the comparable period in 2003.

Interest Expense. Interest expense decreased $602,000 to $414,000 in the third quarter of 2004 from $1.0 million in the comparable period in 2003. On May 25, 2004, the holder of the convertible promissory note converted the outstanding principal and accrued interest totaling $11.6 million into 2,907,162 shares of our common stock, thus reducing the interest expense recorded in the third quarter of 2004 by $190,000 from the comparable period in 2003. We recorded contractual interest expense of $95,000 on our convertible line of credit promissory note in the third quarter of 2004 and $86,000 in the comparable period in 2003. Both the convertible promissory note and convertible line of credit promissory note contained interest payable either in cash or common stock at the holder's option. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued to the notes. This feature resulted in additional interest expense of $318,000 for the third quarter of 2004, a decrease of $420,000 from the third quarter of 2003, due primarily to conversion of the convertible promissory note. To the extent the value of our common stock is above $3.41 per share, we will continue to incur additional interest expense each time interest is accrued on the convertible line of credit promissory note.

 Income Tax Expense. In the third quarter of 2004, we revised our full year 2004 estimate of our taxable income. Taking into account the $35.0 million upfront fee we received on the closing of the license, research and development agreement for our collaboration with Merck, we expect to generate taxable income for the 2004 tax year. In addition, our evaluation of the Section 382 limitation concluded that sufficient losses are available to offset a substantial portion of the estimated taxable income for 2004. As a result, in accordance with SFAS No. 109, we reversed approximately $4.0 million of valuation allowance associated with its federal and state NOLs. This benefit will be offset by the Federal and State income tax expense. New Jersey state tax law limits the use of NOLs to 50% of State taxable income. As a result, we recorded State tax expense of $679,000.

Nine Months Ended September 30, 2004 and 2003

 Revenue. Revenue decreased $2.6 million for the nine months ended September 30, 2004 to $343,000 from $3.0 million for the comparable period in 2003. Our revenue of $343,000 for the nine months ended September 30, 2004 was consisted of amortization of the $35.0 million fee we received on the signing of the license, research and development agreement for our collaboration with Merck. The upfront payment has been deferred and is being amortized to revenue over the estimated research and development period of 51 months. On March 28, 2003 we entered into a separation agreement with Biovail that provided for the return of our December 2000 patent for the immediate and controlled release formulation of diltiazem and termination of the 2001 exclusive license agreement with Biovail for development of the DOV compound for the treatment of angina and hypertension. As the separation agreement ends our performance obligations, we recognized the remaining deferred revenue, totaling $3.0 million as of December 31, 2002, as revenue in the first quarter of 2003.

 License Expense. License expense increased $1.5 million for the nine months ended September 30, 2004 to $2.5 million from $1.0 million for the comparable period in 2003. License expense for the nine months ended September 30, 2004 is comprised of the $2.5 million owed to Wyeth for the licensing of certain rights to DOV 216,303 to Merck in August 2004. In connection with the termination of the 2001 Biovail agreement and the return of the patent as described above, we agreed to a $1.0 million payment to Biovail upon signing. This payment was to obtain the patent and related clinical data from Biovail. As these products will require FDA approval prior to marketing and the patent have no alternative future use, we expensed the entire license fee.

 Research and Development Expense. Research and development expense increased $6.2 million to $18.7 million for the nine months ended September 30, 2004 from $12.5 million for the comparable period in 2003. Approximately $5.8 million of the increase in research and development expense was attributable to increased costs associated with the clinical development costs, manufacturing supplies and toxicology studies of our product candidates including $4.0 million for bicifadine, $1.0 million for DOV 21,947, $1.1 million for DOV 51,892, $1.1 million for DOV 102,677 and $449,000 for DOV diltiazem, offset by a decrease in clinical development costs of $2.0 million for ocinaplon and $138,000 for DOV 216,303. Payroll and associated overhead related to research and development increased $875,000 due primarily to an increase in salary and bonuses of $792,000 related primarily to an increase in personnel and a lump sum retirement payment of $377,000 to our co-founder Dr. Bernard Beer, who retired on March 15, 2004. Professional fees related to research and development decreased $454,000 primarily due to a decrease in non-cash stock compensation to outside consultants of $452,000.

 General and Administrative Expense. General and administrative expense increased $652,000 to $4.6 million in the nine months ended September 30, 2004 from $4.0 million for the comparable period in 2003. The increase was primarily attributable to increased payroll related costs of $254,000, office and related expenses of $197,000, increased professional fees of $136,000 and increased travel and entertainment expenses of $65,000. The increase in payroll related expenses was primarily related to $125,000 in bonuses, including contractual, to employees for the closing of the Merck licensing agreement, and the increase in office and related expenses was primarily related to an increase in directors’ and officers’ insurance of $105,000.

 Interest Income. Interest income decreased $129,000 to $549,000 in the nine months ended September 30, 2004 from $679,000 in the comparable period in 2003 primarily due to lower average cash balances offset by a higher effective interest rate yield.

 Interest Expense. Interest expense increased $382,000 to $2.4 million in the nine months ended September 30, 2004 from $2.0 million in the comparable period in 2003. On May 25, 2004, the holder of the convertible promissory note converted the outstanding principal and accrued interest totaling $11.6 million into 2,907,162 shares of our common stock, thus reducing the amount of contractual interest we recorded for this note during the nine months ended September 30, 2004 by $242,000 from $558,000 in the comparable period in 2003. We recorded contractual interest expense of $274,000 on our convertible line of credit promissory note in the nine months ended September 30, 2004 and $251,000 in the comparable period in 2003. Both the convertible promissory note and convertible line of credit promissory note contained interest payable, at the holder’s option, either in cash or our common stock. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued on the notes. This feature resulted in additional interest expense of $1.8 million for the nine months ended September 30, 2004, an increase of $603,000 from the comparable period of 2003, due primarily to the increase in the fair value of our common stock. To the extent the value of our common stock is above $3.41 per share, we will continue to incur additional interest expense each time interest is accrued on the convertible line of credit promissory note.

 Other Income (Expense), net. Other income (expense), net decreased $1.1 million to $4,000 in other expense, net, in the nine months ended September 30, 2004 from $1.1 million in other income, net, in the comparable period in 2003. In the nine months ended September 30, 2003, other income, net consisted primarily of the $1.6 million in other income attributable to the directors’ and officers’ insurance recovery, offset by a decrease in the value of warrants to acquire Neurocrine common stock of $251,000 and foreign exchange losses of $29,000.

 Income Tax Expense. In the third quarter of 2004, we revised our full year 2004 estimate of our taxable income. Taking into account the $35.0 million upfront fee we received on the closing of the license, research and development agreement for our collaboration with Merck, we expect to generate taxable income for the 2004 tax year. In addition, our evaluation of the Section 382 limitation concluded that sufficient losses are available to offset a substantial portion of the estimated taxable income for 2004. As a result, in accordance with SFAS No. 109, we reversed approximately $4.0 million of valuation allowance associated with its federal and state NOLs. This benefit will be offset by the Federal and State income tax expense. New Jersey state tax law limits the use of NOLs to 50% of State taxable income. As a result, we recorded State tax expense of $679,000.

Liquidity and Capital Resources

 At September 30, 2004, our cash and cash equivalents and marketable securities totaled $77.6 million compared with $52.2 million at December 31, 2003. The increase in cash balances at September 30, 2004 resulted primarily from the receipt of the upfront licensing payment from Merck of $35.0 million, offset by the funding of our operations during the nine months ended September 30, 2004. At September 30, 2004, we had working capital of $44.4 million.

 Net cash provided by/used in operations during the nine months ended September 30, 2004 and 2003 amounted to $15.4 million in cash provided by operations and $13.8 million used in operations, respectively. The increase in cash provided in operations resulted primarily from the upfront licensing payment of $35.0 million discussed above offset by an increase in clinical development activities and increases in compensation expense. Non-cash expenses related to stock-based compensation, interest expense and depreciation and amortization expenses were $2.9 million in the nine months ended September 30, 2004 and $3.2 million in the comparable period in 2003. Net non-cash amortization of premium paid on marketable securities and depreciation in the value of investments was $728,000 in the nine months ended September 30, 2004 and $251,000 in the comparable period in 2003.

 Net cash provided by investing activities during the nine months ended September 30, 2004 was $271,000 compared to $9.4 million net cash used in investing activities for the comparable period in 2003. This fluctuation resulted primarily from the timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods.

 Net cash provided by financing activities was $11.0 million during the nine months ended September 30, 2004, compared to $16.3 million during the nine months ended September 30, 2003. The source of cash provided by financing activities during the nine months ended September 30, 2004 was related to proceeds from the sale of common stock to an institutional investor, exercise of common stock options by employees and the exercise of warrants. The source of cash provided by financing activities for the nine months ended September 30, 2003 was related to proceeds from the sale of common stock and warrants to a group of investors led by OrbiMed Advisors, LLC and the exercise of common stock options by employees and the exercise of warrants.

 We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements through 2005. Our future capital uses and requirements depend on numerous factors, including:

•	our progress with research and development and flexibility in scheduling 2005 research and development consistently with available cash;

•	our ability to establish, and the scope of, any new collaborations;

•	the progress and success of clinical trials and preclinical studies of our product candidates;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights; and

•	the costs and timing of regulatory approvals.

 In addition to the foregoing, our future capital uses and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates. Our sublicensee and collaborative partners, Neurocrine, Pfizer and Merck, may encounter conflicts of interest, changes in business strategy or other business issues, or they may acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance.

 To meet future capital requirements, we may attempt to raise additional funds through equity or debt financings, collaborative agreements with corporate partners or from other sources. If adequate funds are not available, we may be required to curtail or delay significantly one or more of our product development programs. In addition, future milestone payments under some of our collaborative or license agreements are contingent upon our or our partner’s meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaborative or license agreement. Milestone performance criteria are specific to each agreement and based upon future performance. Therefore, we are subject to significant variation in the timing and amount of our revenues, milestone expenses and results of operations from period to period.

Contractual Obligations and Commercial Commitments

Future minimum payments for all contractual obligations at September 30, 2004, are as follows:

	Years Ended December 31,
	2004	2005	2006	Thereafter	Total
	(in thousands)
Convertible line of credit promissory note and accrued interest	$—	$4,024	$—	$—	$4,024
Achieved milestones	2,500	—	—	—	2,500
Operating leases	104	208	—	—	312

Total	$2,654	$4,232	$—	$—	$6,886

 The table above excludes future milestones and royalties that may be owed to Wyeth, Elan and Biovail under terms of existing agreements as payments are contingent upon future events. We do not expect to pay any royalties under these agreements in 2004 or 2005. In May 1998, we licensed from Wyeth, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth's right of first refusal. On February 25, 2004, we entered into agreements to reorganize our exclusive license agreement with Wyeth in respect of four compounds, indiplon, ocinaplon, bicifadine and DOV 216,303, and our sublicense agreement with Neurocrine in respect of indiplon. Under the restated license agreements, if we sell the products ourselves, we are obligated to pay Wyeth royalties of 3.5% of net sales for ocinaplon and DOV 216,303 and 5.0% of net sales for bicifadine, and milestones of $2.5 million for ocinaplon and $5.0 million for bicifadine upon NDA filing and $4.5 million each for bicifadine, ocinaplon and DOV 216,303 upon a NDA approval. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5% should we partner or sublicense that compound. In addition, should we partner or sublicense a compound, the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. As we have licensed certain rights to DOV 216,303 to Merck, should Merck achieve sales on this compound, we will owe Weyth a royalty of 4.0% on those sales and the next milestone payable to them has been accelerated. If we enter into a change of control transaction as defined in the agreement before February 25, 2005, we must pay Wyeth an additional $10.0 million milestone upon closing of such change of control transaction. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon. Accordingly, the reorganization with Neurocrine allows Neurocrine to pay to us royalty and milestone payments net of those amounts that would be owed by us to Wyeth under the earlier agreement. Our economics remain unchanged and we will continue to be entitled to receive $3.5 million in aggregate milestones upon Neurocrine’s NDA filing and approval and 3.5% royalty on worldwide sales. Of this net $3.5 million, $2.0 million was earned in October 2004 for the filing of the indiplon NDA by Neurocrine of which, under the reorganization, none is owed to Wyeth. In addition, in connection with Elan’s license grant to us in October 2003, Elan is entitled to receive up to an aggregate of $3.0 million when bicifadine and ocinaplon are licensed or come to market.

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

Item 4.    Controls and Procedures

 As required by Rule 13a-14(a) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out by management as of September 30, 2004, under the supervision and with the participation of our president, chief executive officer and secretary, and our vice president of finance and chief financial officer (our principal executive officer and principal financial officer). Based upon that evaluation, these officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our subsidiaries required to be included in our periodic SEC filings.

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
 Prior to our April 24, 2002 initial public offering of 5,000,000 shares of our common stock, there had been no public market for our common stock and an active public market for our common stock may cease at any time. Market prices for securities of biopharmaceutical companies have been particularly volatile. In particular, our stock price experienced a substantial decline following our initial public offering and consequent class action litigation noted below. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results of clinical trials conducted by us or on our behalf, or by our competitors;

•	business or legal developments concerning our collaborators or licensees, including Merck, Pfizer and Neurocrine;

•	regulatory developments or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	changes in estimates or recommendations by securities analysts;

•	public concern over our drugs;

•	litigation;

•	future sales of our common stock;

•	general market conditions;

•	changes in the structure of health care payment systems;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises; and

•	period-to-period fluctuations in our financial results.

If any of the foregoing risks occur, our stock price could fall and expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. In this regard, following a decline in the aftermarket trading price of our common stock in connection with our initial public offering, beginning on April 30, 2002, a number of class action lawsuits were filed naming us as defendants, in addition to certain of our officers and directors and certain of our underwriters. On December 20, 2002, we entered into a settlement agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. Pursuant to the settlement agreement, we have paid the class members (inclusive of their attorneys' fees and costs) $250,000 in cash and issued them six-year warrants to purchase 500,000 shares of our common stock with an exercise price of $10.00 per share. Upon issuance, we determined the value of the warrants to be $2.2 million.

We have incurred losses since our inception and expect to incur significant losses for the foreseeable future, and we may never reach profitability.

 Since our inception in April 1995 through September 30, 2004, we have incurred significant operating losses and, as of September 30, 2004, we had an accumulated deficit of $95.4 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

 There are a number of difficulties and risks associated with clinical trials. The possibility exists that:

•	we may discover that a product candidate may cause harmful side effects;

•	we may discover that a product candidate, even if safe when taken alone, may interfere with the actions of other drugs taken at the same time such that its marketability is materially reduced;

•	we may discover that a product candidate does not exhibit the expected therapeutic results in humans;

•	results may not be statistically significant or predictive of results that will be obtained from large-scale, advanced clinical trials;

•	we or the FDA may suspend or delay initiation of further clinical trials of our product candidates for any of a number of reasons, including safety;

•	we may be delayed in the FDA protocol review process;

•	patient recruitment may be slower than expected; and

•	patients may drop out of our clinical trials.

 In October 2003, the FDA placed the start of our Phase III pivotal clinical trial of ocinaplon, our lead anti-anxiety product candidate, on hold and requested that we produce additional safety information. We submitted responses to the FDA and requested that the agency lift its clinical hold. On June 25, 2004, the FDA agreed to lift the clinical hold on ocinaplon subject to its review of a revised clinical trial protocol and related documents that among other things would include an increased frequency of safety testing. We have received FDA approval on the revised documents and expect to initiate a Phase III pivotal clinical trial in the fourth quarter of 2004. Given the uncertainty surrounding the regulatory and clinical trial process, we may not be able to successfully advance the development of effective or safe, commercially viable products including ocinaplon, or results from the upcoming pivotal trial for ocinaplon may lead the FDA to reinstate its clinical hold or to impose requirements or conditions on clinical testing on the future clinical trial program.

If we are unable to successfully develop and commercialize any of our product candidates, this could severely harm our business, impair our ability to generate revenues and adversely impact our stock price.

We may not receive regulatory approvals for our product candidates or approvals may be delayed.

 Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and commercialization of our product candidates and in our ongoing research and development activities. On October 11, 2004, our partner, Neurocrine, filed a NDA for indiplon in the treatment of insomnia. All our other product candidates are in various stages of research and development and we have not yet requested or received regulatory approval to commercialize any product candidate from the FDA or any other regulatory body.

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

As noted above, in October 2003, the FDA placed the start of our Phase III pivotal clinical trial of ocinaplon, our lead anti-anxiety product candidate, on hold and requested that we produce additional safety information. We submitted responses to the FDA and requested that the agency lift its clinical hold. On June 25, 2004, the FDA agreed to lift the clinical hold on ocinaplon subject to its review of a revised clinical trial protocol and related documents that among other things would include an increased frequency of safety testing. We have received FDA approval on the revised documents and expect to initiate a Phase III pivotal clinical trial in the fourth quarter of 2004.

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

We rely entirely on the efforts of our partners, Neurocrine and Pfizer and Merck, for the development, design and implementation of clinical trials, regulatory approval and commercialization of our insomnia compound, indiplon and our depression candidates, DOV 216,303 and DOV 21,947, respectively.

 In 1998, we sublicensed indiplon to Neurocrine without retaining any material rights other than the right to receive milestone payments and royalties on product sales, if any. In December 2002, Neurocrine entered into a development and commercialization agreement with Pfizer Inc. for indiplon. In 2004, we sublicensed DOV 216,303 for certain indications and DOV 21,947 for all indications to Merck without retaining any material rights other than our participation in the ongoing clinical plan collaboration and the right to receive milestone payments and royalties on product sales, if any. The clinical development, design and implementation of clinical trials, the preparation of filings for FDA approval and, if approved, the subsequent commercialization of the product candidates, and all other matters relating to the product candidates, are entirely or largely within the control of our partners. We will have no or limited control over the process and, as a result, our ability to receive any revenue from the product candidates is dependent on the success of their efforts. Our partners may fail or otherwise decide not to devote the resources necessary to successfully develop and commercialize the product candidates, which would impair our ability to receive milestone or royalty payments, if any, in respect of the product candidates.

Our success in developing our product candidates depends upon the performance of our licensees and collaborative partners.

Our efforts to develop, obtain regulatory approval for and commercialize our existing and any future product candidates depend in part upon the performance of our licensees and collaborative partners. Currently, we have license and collaborative agreements with Merck, Neurocrine, Pfizer and Wyeth. Neurocrine has entered into a development and commercialization agreement with Pfizer involving a further sublicense under our agreement with Neurocrine. In connection with certain of these agreements, we have granted certain rights, including development and marketing rights and rights to defend and enforce our intellectual property. We do not have day-to-day control over the activities of our licensees or collaborative partners and cannot assure you that they will fulfill their obligations to us, including their development and commercialization responsibilities in respect of our product candidates. We also cannot assure you that our licensees or collaborators will properly maintain or defend our intellectual property rights or that they will not utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Further, we cannot assure you that our licensees or collaborators will not encounter conflicts of interest, changes in business strategy or other business issues, or that they will not acquire or develop rights to competing products, all of which could adversely affect their willingness or ability to fulfill their obligations to us.

In October 2003, we acquired from Elan 100% ownership of Nascime, the joint venture's operating subsidiary, and the product candidates bicifadine and ocinaplon. This acquisition ended our involvement with Elan in the nearly five-year joint venture. In March 2003, we and Biovail terminated our collaboration for DOV diltiazem, which returned DOV diltiazem to our control.

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

 Our existing license and collaborative agreements contain covenants that restrict our product development or future business efforts and prior agreements have involved, among other things, the issuance of debt and equity securities, and current agreements impose limitations on our ability to license our product candidates to third parties and restrictions on our ability to compete. Because of these restrictive covenants, if our licensees or collaborators fail to fulfill their obligations to us or we are otherwise not able to maintain these relationships, we cannot assure you that we will be able to enter into alternative arrangements or assume the development of these product candidates ourselves. This would significantly affect our ability to commercialize our product candidates. Further, we cannot assure you, even if alternative arrangements are available to us, that they will be any less restrictive on our business activities.

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

 At September 30, 2004, we had cash and cash equivalents and marketable securities of $77.6 million. We currently have no commitments or arrangements for any financing. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements through 2005. We believe that we will require additional funding to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We may continue to seek additional capital through public or private financing or collaborative agreements. If adequate funds are not available, we may be required to curtail significantly or eliminate at least temporarily one or more of our product development programs.

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

 A number of patents that we licensed from Wyeth have expired, including certain patents that provide protection for the use of DOV 216,303 for the treatment of depression, the use of bicifadine for the treatment of pain and the use of ocinaplon for anxiety. Patents protecting intermediates useful in the manufacture of ocinaplon are due to expire in 2007. The numerous patent applications pending and others in preparation covering our compounds, even if approved, or other patents that we hold, may not afford us adequate protection against generic versions of our product candidates or other competitive products. In the event we achieve regulatory approval to market any of our product candidates, including bicifadine, DOV 216,303 or ocinaplon, and we are unable to obtain adequate patent protection for the ultimate marketed product, we will be required to rely to a greater extent on the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity. The Hatch-Waxman Act generally provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting filing of an abbreviated NDA, or ANDA, by a generic competitor for up to five years after the drug is first approved. The Hatch-Waxman Act, however, also accelerates the approval process for generic competitors using the same active ingredients once the period of statutory exclusivity has expired. It may also in practice encourage more aggressive legal challenges to the patents protecting approved drugs. In addition, because some of our patents have expired, third parties may develop competing product candidates using our product compounds and if they obtain regulatory approval for those products first, we would be barred from seeking an ANDA for those products under the Hatch-Waxman Act for the applicable statutory exclusivity period.

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

We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our collaborators, licensees, employees and consultants. We also have confidentiality and invention or patent assignment agreements with our employees and some of, but not all, our collaborators and consultants. If our employees, collaborators or consultants breach these agreements or common law principles, we may not have adequate remedies for any such breach, and our trade secrets may otherwise become known to our competitors.

In addition, although we own or otherwise have certain rights to a number of patents and patent applications, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents or the patents of our collaborators or licensees. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents, or the patents of our collaborators or licensees, or that challenges will result in elimination of patent claims and therefore limitations of coverage. Moreover, competitors may infringe our patents, the patents of our collaborators or licensees, or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that our patent is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the ground that our patents do not cover its technology. In addition, interference proceedings brought by the USPTO may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensees. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. We cannot assure you that we, or our collaborators or licensees, will be able to prevent misappropriation of our respective proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

The intellectual property of our competitors or other third parties may prevent us from developing or commercializing our product candidates.

 Our product candidates and the technologies we use in our research may inadvertently infringe the patents or violate the proprietary rights of third parties. In addition, other parties conduct their research and development efforts in segments where we, or our collaborators or licensees, focus research and development activities. We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us, or our collaborators or licensees, with respect to technologies used to develop potential product candidates or as to the candidates themselves. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. In addition, any patent claims brought against our collaborators or licensees could affect their ability to carry out their obligations to us. Furthermore, as a result of a patent infringement suit brought against us, or our collaborators or licensees, the development, manufacture or potential sale of product candidates claimed to infringe a third party’s intellectual property may have to stop or be delayed, unless that party is willing to grant certain rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our product candidates. We may not, however, be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we, or our collaborators or licensees, were able to obtain rights to a third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

We may not be able to utilize any or all our net operating losses to offset future taxable income.

 As a company experiencing growth through the sale of equity, we may be limited under the tax code in the tax deductions we can take against income for net operating loss carryforwards if during the three years preceding such income shareholder control of our company changed to a significant degree.

Item 6.    Exhibits

(a)	Exhibits.

The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit No.

10.49	Consent Agreement and Amendment dated February 25, 2004 by and among Wyeth Holdings Corporation, Neurocrine Biosciences, Inc. and DOV Pharmaceutical, Inc.

10.50	License Agreement dated February 25, 2004 by and among Wyeth Holdings Corporation and DOV Pharmaceutical, Inc.

10.51	Amended and Restated License Agreement dated February 25, 2004 by and among Wyeth Holdings Corporation and DOV Pharmaceutical, Inc.

10.52	Employment Agreement dated as of August 3, 2004, by and between DOV Pharmaceutical, Inc. and Barbara Duncan.

10.53	Exclusive License, Development and Commercialization Agreement, dated August 5, 2004, by and between MSD Warwick (Manufacturing) Ltd. and DOV Pharmaceutical, Inc., portions of which are subject to a request for confidential treatment (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 14, 2004).

31.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of the Securities Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOV Pharmaceutical, Inc.
Date: November 9, 2004	By:	/s/ Arnold S. Lippa
Name: Arnold S. Lippa Title: Chief Executive Officer, President and Secretary

DOV Pharmaceutical, Inc.
Date: November 9, 2004	By:	/s/ Barbara G. Duncan
Name: Barbara G. Duncan Title: Vice President of Finance and Chief Financial Officer