Form 10-K
period 2004-12-31
DOV PHARMACEUTICAL INC
filed 2005-03-15
CIK 1066833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, $0.0001 par value

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

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 30, 2004 totaled approximately $297.2 million based on the then-closing stock price as reported by the Nasdaq National Market.

On February 17, 2005, there were outstanding 22,667,929 shares of registrant’s common stock, par value $0.0001 per share.

DOV PHARMACEUTICAL, INC.

Form 10-K

For the Year Ended December 31, 2004

PART I

Special Note Regarding Forward-Looking Statements

This Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: may, will, should, expect, intend, plan, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors currently known by us about which we cannot be certain or even relatively confident. Actual results or events will surely differ and may differ materially from our forward-looking statements as a result of many factors, some of which we may not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet our development schedule for our product candidates, including with respect to clinical trial initiation, enrollment and completion;

•	meet applicable regulatory standards and receive required regulatory approvals on our anticipated time schedule or at all;

•	meet or require our partners to meet obligations and achieve milestones under our license and other agreements;

•	obtain and maintain collaborations as required with pharmaceutical partners;

•	obtain substantial additional funds;

•	obtain and maintain all necessary patents, licenses and other intellectual property rights; and

•	produce drug candidates in commercial quantities at reasonable costs and compete successfully against other products and companies.

You should refer to the “Item 1. Business - Risk Factors and Factors Affecting Forward-Looking Statements" for a detailed discussion of some of the factors that may cause our actual results to differ materially from our forward-looking statements. We qualify all our forward-looking statements by these cautionary statements. There may also be other factors that may materially affect our forward-looking statements and our future results. As a result of the foregoing, readers should not place undue reliance on our forward-looking statements. We undertake no obligation and do not intend to update any forward-looking statement.

ITEM I. BUSINESS

Overview

We are a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system, or CNS, and other disorders, including cardiovascular, that involve alterations in neuronal processing. We have six product candidates undergoing clinical development that address therapeutic indications with significant unmet needs. In addition, our sublicensee, Neurocrine Biosciences, Inc., or Neurocrine, in the fourth quarter of 2004 filed two new drug applications, or NDAs, for indiplon, our product candidate for the treatment of insomnia. However, Neurocrine has reported that these applications were not accepted by the Food and Drug Administration, or FDA, due to technical difficulties in navigating the electronic filing and that it intends to refile the applications in the first half of 2005. Bicifadine, our product candidate for pain, is the subject of an extensive Phase III clinical development program and a Phase III trial has recently been initiated for ocinaplon, our product candidate for the treatment of anxiety disorders.

Bicifadine has demonstrated efficacy in both a Phase II and Phase III clinical trial involving post-surgical dental pain and is currently in three Phase III studies. In two Phase II clinical trials, ocinaplon has produced significant clinical improvement in patients with general anxiety disorder, or GAD. An investigational new drug application, or IND, for DOV 102,677 has been obtained and we initiated a Phase I clinical trial in February of 2005. Based upon preclinical studies, we believe DOV 102,677 may have utility in the treatment of depression and other neuropsychiatric disorders, including attention deficit disorder and obesity.

A subsidiary of Merck & Co. Inc., or Merck, has licensed exclusive worldwide rights for all therapeutic indications of DOV 21,947, another of our product candidates for the treatment of depression. Prior to entering into this development and commercialization agreement, we had completed four Phase I clinical trials with DOV 21,947. Merck has also licensed exclusive worldwide rights to DOV 216,303 for the treatment of depression, anxiety and addiction. We retain rights to DOV 216,303 for all other indications. We have completed two Phase I clinical trials and a Phase II clinical trial with this compound in depressed patients and will continue the clinical development of DOV 216,303 in indications outside of depression, anxiety and addiction.

In July 2004, we reached agreement with the FDA on the scope and design of the clinical trials required for submission of an NDA for DOV diltiazem, our product candidate for angina and hypertension. We are currently evaluating strategic alternatives for its development and commercialization.

We also have several compounds in preclinical development. For 2005, we expect to initiate a Phase I clinical trial for DOV 51,892, our preclinical candidate for the treatment of anxiety disorders.

Our core scientific expertise is in cellular and molecular pharmacology underlying neurotransmission. Our senior management team has substantial experience in CNS drug discovery and development. During their careers, they have participated in the discovery and development of new drugs that have been successfully brought to market.

To enhance our drug development and commercialization efforts, we have licensed rights to certain of our products. We have sublicensed indiplon to Neurocrine, which entered into a development and commercialization agreement with Pfizer, Inc., or Pfizer, in December 2002. The development and commercialization agreement with Merck for DOV 21,947 and DOV 216,303 was entered into in August 2004.

Our Business Strategy

Our goal is to become a leading biopharmaceutical company focused chiefly on the treatment of central nervous system and other disorders involving alterations in neuronal processing. The key elements of our strategy are to:

Aggressively pursue development and commercialization of our lead product candidates. We have six product candidates undergoing clinical development and one product candidate for which two separate NDAs are expected to be filed in the first half of 2005, addressing five separate and substantial pharmaceutical markets. These markets include insomnia, anxiety, pain, depression and angina and hypertension. We have designed the clinical programs for the product candidates we are developing in an effort to provide clear and defined paths to attain regulatory approval. We intend to focus substantial resources on completing clinical testing and commercializing these product candidates as quickly as possible.

Expand our product candidate portfolio with novel drug candidates that address unmet needs in large, established markets. We seek to identify and develop, either internally or through collaborative agreements, novel drug candidates that address unmet needs in large, established markets. For example, our product candidates for the treatment of pain, insomnia and anxiety, bicifadine, indiplon and ocinaplon, respectively, have demonstrated positive results equivalent to, or better than, currently marketed products. We intend to continue expanding our existing product candidate portfolio by discovering and developing novel drug compounds both internally and through focused outsourced research and development. For example, in 2004 we made significant progress in our transport inhibitor and GABA modulator discovery programs, having begun clinical development of DOV 102,677. From our own internal discovery program, we expect to progress one new product candidate into clinical development each subsequent year. We also intend to expand our portfolio by identifying, in-licensing and developing additional compounds that are potentially superior to currently marketed products and by developing additional applications and formulations for our existing licensed compounds.

Reduce clinical development and commercialization risk by building a diversified product portfolio. We have built and intend to continue to build a portfolio of diverse product candidates to reduce the risks associated with the clinical development of any one specific drug. We have focused our in-licensing and development resources on compounds in all stages of research and clinical development for which there exists a significant amount of positive clinical data while maintaining a substantial internal discovery program. We believe this reduces the risk that these compounds will have safety concerns and enhances our chances of demonstrating efficacy in clinical trials. We focus on developing multiple compounds with diverse mechanisms of action to limit the risk of difficulties associated with a particular mechanism of action. Finally, a single mechanism of action may have multiple therapeutic uses. We intend to investigate the efficacy of our compounds for these diverse uses in order to enhance the commercial potential of our product candidates. We believe that our portfolio approach reduces our dependence on any single compound or therapeutic application to achieve commercial success and creates multiple potential sources of revenue.

Establish alliances with industry leaders to access their unique technologies and capabilities. Currently, we have a collaborative arrangement with Neurocrine and Pfizer with respect to indiplon, our product for the treatment of insomnia. In 2004, we sublicensed DOV 216,303 for certain indications and DOV 21,947 for all indications to Merck without retaining any material rights other than our right to participate in the ongoing clinical plan collaboration, receive milestone payments and royalties on product sales, if any, and to co-promote in the United States. We have terminated our collaborative arrangement with Elan Corporation, plc, or Elan, for bicifadine and ocinaplon and with Biovail Laboratories, Inc., or Biovail, for DOV diltiazem. We intend to seek to establish alliances that will enhance our product development and commercialization efforts, including alliances that allow us to retain significant development rights for our product candidates.

Our Product Pipeline

The following table summarizes our product candidates currently in clinical and preclinical development as of March 15, 2005:

Product	Indication(s)	Status	Marketing Rights

Indiplon	Insomnia	NDAs Planned for First Half of 2005*	Pfizer/Neurocrine
Ocinaplon	Generalized Anxiety Disorder	Phase III	DOV
Bicifadine	Pain	Phase III	DOV
DOV 21,947 and DOV 216,303	Depression	**	Merck/DOV
DOV 102,677	Depression and Other Neuropsychiatric Disorders	Phase I	DOV
DOV 216,303	Indications other than Depression, Anxiety and Addiction	Phase I/II	DOV
DOV Diltiazem	Angina and Hypertension	Phase I, Phase III Planned	DOV
DOV 51,892	Anxiety Disorders	Preclinical, Phase I Planned	DOV
___________
* In the fourth quarter of 2004, Neurocrine filed two NDAs for indiplon for the treatment of insomnia. However, Neurocrine has reported that these applications were not accepted by the FDA due to technical difficulties in navigating the electronic filing and that it intends to refile the applications in the first half of 2005.
** Our sublicensee for DOV 21,947 and DOV 216,303, Merck, has elected not to authorize disclosure of the stage of clinical development of DOV 21,947 or its plans for the DOV 216,303 indications licensed to it, namely, depression, anxiety and addiction.

For an explanation of the terms Preclinical, Phase I, Phase II and Phase III, please refer to the text in subheading "Government Regulation" in this "Business" section.

Our Products Under Development

Central Nervous System Disorders

Insomnia and Anxiety

The most frequently prescribed drugs currently marketed to treat insomnia and anxiety target the neurotransmitter gamma-aminobutryic acid, or GABA. Neurotransmitters are chemicals in the central nervous system that either excite or inhibit neuronal function. GABA is the principal inhibitory neurotransmitter in the central nervous system. Benzodiazepines, or BDZs, such as Valium, Librium and Xanax, target the GABAA receptors.

BDZs have enjoyed widespread use for over 40 years for the treatment of anxiety, insomnia and epilepsy. Along with their desired therapeutic effects, however, BDZs are known to produce a variety of undesired side effects. For example, when used to treat anxiety, these side effects can include sedation, muscular incoordination and memory impairment. Further, overdoses of BDZs are potentially lethal when taken with alcohol. BDZs also produce tolerance and physical dependence and can be abused.

For many years, our senior management team, including Dr. Beer, now retired, has conducted research on GABAA receptors. Their pioneering work classified GABAA receptors into biochemically, pharmacologically and functionally distinct receptor subtypes. They demonstrated that different receptor subtypes influence different behaviors such as anxiety, sedation and amnesia. Furthermore, through their research delineating the actions of BDZs on GABAA receptors, they were the first to discover non-BDZ compounds that act on specific subtypes of GABAA receptors.

BDZs are believed to produce their undesirable effects at therapeutic doses because they affect all GABAA receptor subtypes. We believe that compounds that selectively act on specific GABAA receptor subtypes produce the desired therapeutic effects in the absence of the undesirable effects associated with BDZs. For example, compounds acting at one GABAA receptor subtype may reduce anxiety without sedation, while compounds acting at another GABAA receptor subtype may produce sedation without memory impairment, or other effects associated with acting at other subtypes.

 Indiplon. Indiplon is our product candidate for the treatment of insomnia. In 1998, we licensed indiplon from Wyeth Holdings Corporation, or Wyeth, and subsequently sublicensed it to Neurocrine and in December 2002, Neurocrine entered into a development and commercialization agreement with Pfizer for indiplon. Neurocrine in the fourth quarter of 2004 filed two NDAs, the first for an immediate release (IR) formulation and the second for a modified release (MR) formulation of indiplon for the treatment of insomnia. However, Neurocrine has reported that these applications were not accepted by the FDA because of technical difficulties in navigating the electronic filing and Neurocrine has indicated that it intends to refile the applications in the first half of 2005.

Insomnia is a neurological disorder defined as persistent difficulty in initiating or maintaining sleep, or condition of not feeling rested after an otherwise adequate amount of sleep. According to the National Sleep Foundation, approximately one-half of the adults surveyed reported trouble sleeping at least a few nights a week in the past year, with approximately 30% of the U.S. population reporting that they experience insomnia every night or almost every night. IMS reported total U.S. sales of prescription drugs for the treatment of insomnia exceeded $2.1 billion in 2004.

In the 1980's, BDZs such as Dalmane and Halcion were extensively used to treat insomnia. Sedation, an undesirable side effect of BDZs when used to treat anxiety, became an intended primary therapeutic effect of BDZs to treat insomnia. BDZs demonstrated substantial sedative effectiveness with a greater margin of safety than previous treatments such as barbiturates. Nonetheless, despite the efficacy of BDZs to treat insomnia, they produce significant undesirable side effects, including:

•	impaired psychomotor coordination;

•	confusion and memory impairment;

•	rebound insomnia and anxiety after discontinuation;

•	next-day residual sedation;

•	development of tolerance with repeated use; and

•	potentially lethal effects when combined with alcohol.

Impaired motor coordination, confusion and memory impairment are especially problematic when BDZs are used by older patients. We believe that many of these side effects are due to the non-selective action of BDZs on all GABAA receptor subtypes, as well as their delayed onset and extended duration of action.

A small number of non-BDZs have been introduced for the treatment of insomnia. In March 1993, Ambien, the first and largest selling non-BDZ, was introduced in the United States. It has shown a reduced side effect profile and a shorter duration of action as compared to BDZs. Ambien, however, also has some of the undesirable side effects associated with BDZs, including amnesia and next-day residual sedation. Despite these undesirable side effects, Ambien is the current market leader, with approximately $1.8 billion in worldwide sales in 2004, according to Sanofi-Aventis, with reported sales growing in excess of 15% per year.

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

Neurocrine’s initial NDA filings for the IR capsules and MR tablets contained studies that comprise one of the most extensive programs conducted to date in insomnia, with data from 68 clinical trials and over 80 preclinical studies and includes a comprehensive safety and efficacy evaluation in over 7,500 adult and elderly subjects and over 300,000 patient exposures. The IR and MR NDAs were filed in eCTD electronic format and contain approximately 1,500 volumes or 524,000 pages of data. In its Phase II clinical studies, indiplon was shown to be safe and effective in helping both younger and older adult subjects with both chronic and transient insomnia to fall asleep rapidly without adverse side effects as compared to placebo.

During 2004, Neurocrine reported positive results from a total of five Phase III clinical trials for indiplon IR capsules and MR tablets and in February 2005 Neurocrine reported positive results for another Phase III clinical trial with the MR tablets. The Phase III program clinical trials have consistently shown statistically significant positive results with no next day residual effects. Neurocrine's clinical studies have shown that blood levels of indiplon reach levels high enough to induce sedation approximately 15 minutes after ingestion followed by rapid removal from the blood stream to the point that it cannot be detected four hours later. This results in rapid sleep onset followed by rapid removal of the drug from the body, reducing the risk of next-day residual sedation. Neurocrine believes that this short duration of action will permit bedtime dosing for people who have trouble falling asleep, and dosing in the middle of the night for people who have trouble staying asleep, without causing the side effects and next-day residual sedation that occur with longer-acting drugs like Ambien. Neurocrine has formulated the drug in a modified release form to provide two doses of the drug within one tablet, one dose released immediately for sleep induction and one dose released later for sleep maintenance.

The preceding descriptions of Neurocrine's clinical development and clinical trial results of indiplon are based on Neurocrine’s public disclosures through February 16, 2005.

Ocinaplon. Ocinaplon is our product candidate for the treatment of anxiety disorders, including GAD, the first indication for which we intend to seek FDA approval. Anxiety can be defined in broad terms as a state of unwarranted or inappropriate worry and is made up of various disorders, including GAD, panic disorder and phobias.

BDZs such as Xanax and Valium, the non-BDZ BuSpar and certain antidepressants, such as the selective serotonin reuptake inhibitors, or SSRIs, and selective serotonin and norepinephrine reuptake inhibitors, or SNRIs, such as Celexa, Paxil and Effexor and their generic equivalents, are currently used to treat GAD and other anxiety disorders. Each of these therapeutics, however, has side effects associated with its use. As noted above, BDZs produce significant side effects such as sedation, impaired motor coordination, memory impairment and physical dependence and are potentially lethal when taken with alcohol. These side effects make them less desirable treatments for anxiety, particularly for the treatment of GAD, when long-term usage is needed. While BuSpar is non-sedating and displays no withdrawal effects or abuse potential, its efficacy has been reported to be relatively low, particularly in patients who have previously used BDZs. Additionally, BuSpar often takes three to six weeks of drug administration to achieve clinically significant reduction in anxiety, requires termination of BDZ therapy 30 days before initiating treatment and has its own side effects such as dizziness and nausea. Because of these issues, many physicians continue to prescribe BDZs for the treatment of anxiety. Like BuSpar, the efficacy of antidepressants in relieving anxiety is relatively low, and several weeks of treatment are required to achieve clinically meaningful relief. In addition, antidepressants display their own side effects, including nervousness, agitation, insomnia and sexual dysfunction.

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

To date, eleven clinical trials on ocinaplon have been conducted, including nine double-blind, placebo-controlled Phase I trials. In these clinical trials, ocinaplon was shown to be safe and well tolerated at the maximum doses used, with no evidence of sedation or any other side effects typically associated with BDZs. One serious side effect experienced by one test subject, discussed below, occurred in 2001.

In our two Phase II double-blind, placebo-controlled clinical trials, ocinaplon exhibited the following characteristics:

•	efficacy at least comparable to what has been reported for BDZs and greater than what has been reported for Buspar, SSRIs or SNRIs;

•	rapid onset of action;

•	a favorable side effect profile not significantly different from placebo; and

•	no "rebound" anxiety following treatment cessation.

Our first Phase II clinical trial in 2001 investigated the effects of an immediate release formulation of ocinaplon on 60 GAD patients. In this clinical trial, ocinaplon demonstrated a highly statistically significant reduction of anxiety during the four-week study period using a number of anxiety measurements, including the Hamilton Anxiety Scale. In addition, statistically significant effects were measured as early as one week after treatment commenced, a much shorter period than reported results for current treatments. The incidence of side effects did not differ significantly from placebo. There was one possibly drug-related serious adverse event, jaundice experienced by one test subject, that was associated with elevated liver enzymes and required hospitalization. The patient fully recovered from the event.

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

The start of our scheduled Phase III clinical trial of ocinaplon in the treatment of GAD was placed on hold by the FDA in October 2003. Citing concerns over the serious adverse event in 2001 experienced by one patient in our first Phase II clinical trial as discussed above, the FDA asked us to provide additional safety information. We supplied this information to the FDA and with FDA approval initiated a Phase III clinical trial in November 2004. The Phase III clinical trial is being conducted in approximately 45 centers in the United States and will enroll about 373 patients with GAD. This clinical trial is a randomized, double-blind, placebo-controlled outpatient, multi-center study assessing the efficacy and tolerability of ocinaplon. After a seven-day placebo lead-in, qualifying patients will be randomized into one of three groups and dosed over a 28-day period with either placebo, 30 mg of ocinaplon twice a day or 60 mg of ocinaplon once a day. The primary efficacy endpoint is change from baseline in the Hamilton Anxiety Rating Scale. Additionally, at the request of the FDA, this clinical trial protocol includes twice-weekly blood draws for liver enzyme function test (LFT) measurement. If an LFT abnormality occurs, even if it is not clinically significant or occurs in the placebo control group, the patient is required to be monitored daily until his or her LFT value returns to within the normal range. We have obtained approval from the FDA to modify the clinical trial to permit the enrollment of normal volunteers for whom the protocol safety measures, but not the psychiatric scale information, will be obtained. We believe this amendment will help speed enrollment and obtain more rapid information demonstrating the expected level of safety in LFT and other safety measures. We expect to have the required safety information on the 373 subjects including patients and normals as agreed with the FDA by the end of 2005. At that time, we intend to request a further amendment to the protocol to allow for less frequent liver enzyme testing. With these anticipated changes we believe enrollment of the 373 GAD patients (excluding normals) can be completed by mid-2006. A futility analysis for this clinical trial may be completed as early as the first quarter of 2006.

We also initiated the FDA-required two-year carcinogenicity study for ocinaplon in the third quarter of 2003 and expect to complete dosing for this study in the third quarter of 2005.

Pain

Bicifadine. Bicifadine is our product candidate for the treatment of pain. Drugs for the treatment of pain, or analgesics, have historically been placed into one of two general categories:

•	narcotics, e.g., morphine, codeine, Demerol and Percodan; and

•	non-narcotic prostaglandin inhibitors, e.g., aspirin, acetaminophen, ibuprofen and COX-2 inhibitors.

While drugs in both of these categories are regularly used in the treatment of pain, their use has been limited because of various side effect profiles. In addition, administering these drugs for extended durations has been problematic. Although prostaglandin inhibitors have been used for the treatment of pain, particularly pain associated with inflammation, their efficacy is limited to milder types of pain and they often display undesirable side effects relating to the gastrointestinal tract and the liver. Narcotics are also used to treat pain, but tolerance develops rapidly and higher doses eventually lead to physical dependence and additional side effects, including respiratory depression. Ultram, originally thought to be a non-narcotic, has been reported to act at certain opiate receptors and has the potential to cause morphine-like psychic and physical dependence. Despite these drawbacks, according to IMS, U.S. sales in 2004 of narcotic and non-narcotic analgesics exceeded $8.0 billion. In September 2004, Merck withdrew Vioxx, a COX-2 inhibitor, from the market, citing increased risk of stroke and heart attack with extended use. A recent FDA special advisory group cited heart health concerns with Vioxx and Pfizer products Celebrex and Bextra, but voted overwhelmingly that benefit outweighed risk in use of the Pfizer drugs and voted the same, but narrowly, in the use of Vioxx. The future of COX-2 inhibitors may be considered uncertain. While the full mechanism of action of bicifadine is uncertain, it is not believed to act in a manner akin to prostaglandin inhibitors.

The FDA has also granted approval to two other classes of compounds for the management of specific types of chronic pain. Gabapentin (Neurontin) is an anticonvulsant whose actions on ion channels in neuronal tissue is likely responsible for its therapeutic effects in a certain type of neuropathic pain (postherpetic neuralgia). In late 2004, duloxetine (Cymbalta) was granted approval for the management of diabetic neuropathic pain. Duloxetine’s mechanism of action is believed to result from the inhibition of the uptake of serotonin and norepinephrine (SNRI) in nerve cells, a property also possessed by bicifadine.

Bicifadine is a chemically distinct molecule with a unique profile of pharmacological activity. Its primary pharmacological action is to enhance and prolong the actions of norepinephrine and serotonin by inhibiting the transport proteins that terminate their physiological actions. While we believe that bicifadine also possesses additional neurochemical properties that contribute to its analgesic effects, the exact nature of these other properties is under investigation. Preclinical studies and clinical trials indicate that either or a combination of these individual actions may account for the analgesic properties of bicifadine.

Bicifadine is not a narcotic and, in preclinical studies, it has been shown not to act at any opiate receptor. In animal models, bicifadine does not demonstrate abuse, addiction or dependence potential. Four Phase I clinical trials and 14 Phase II clinical trials involving over 1,000 patients were conducted by Wyeth or us with an immediate release formulation of bicifadine. In five double-blind, placebo-controlled Phase II clinical trials of the immediate release formulation, bicifadine demonstrated a statistically significant reduction in pain, in some cases comparable to or better than positive controls such as codeine. In addition, we have conducted seven Phase I clinical trials using a controlled release formulation.

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

In March 2004, we reached agreement with the FDA on a plan for the balance of the Phase III bicifadine program necessary to submit an NDA for both acute pain and chronic lower back pain. For an acute pain indication, we are expected to provide evidence demonstrating bicifadine's analgesic properties in three pivotal, multiple dose pain models, one of which will require replication. For a chronic back pain indication, we are expected to provide positive results from two placebo controlled dose-response studies of three months’ treatment duration. We will need to obtain long-term safety observations from at least 100 patients treated with bicifadine for one year and 300 patients treated with bicifadine for 6 months. The FDA did not express any particular concerns regarding the safety profile of bicifadine based on the results of preclinical and clinical testing, including observations from previously conducted clinical trials in which over 1,500 subjects received bicifadine.

In September 2004, we initiated a Phase III randomized, double-blind, placebo-controlled, outpatient, multi-center U.S. clinical trial that will assess the efficacy and safety of three dose levels of bicifadine in patients with moderate to severe acute pain following bunionectomy surgery for a five-day period incorporating tramadol as an active control. The primary efficacy endpoint is the Summed Pain Relief and Intensity Difference score, a widely recognized measurement of analgesia. Secondary endpoints include time-to-use of rescue medication, clinical global evaluations and other measures. The original protocol included three treatment arms of bicifadine (an initial 400 mg loading dose followed by randomization to 200 mg, 300 mg or 400 mg t.i.d.), one of tramadol (100 mg t.i.d.) and one of placebo. The design anticipated enrolling approximately 480 patients.  We have recently submitted a protocol amendment to the FDA in which among other changes, the 300mg arm would be discontinued, thus reducing the total enrollment anticipated to 320 patients, and restrictive enrollment criteria, no longer considered necessary in light of subsequent testing, were removed. This clinical trial is intended to satisfy one of the four efficacy trials required for an acute pain indication in an NDA filing. It is anticipated that patient enrollment will be completed in the second quarter of 2005 and that results of the study will be available by mid-2005.

Also, in September 2004, we initiated a pivotal, Phase III, U.S. clinical trial of bicifadine in approximately 600 patients with moderate to severe chronic lower back pain. The clinical trial is a randomized, double-blind, placebo-controlled, outpatient, multi-center study assessing the efficacy and tolerability of three dose levels of bicifadine over a three-month period. Patients who complete the study may be eligible for up to one year of additional treatment in a follow-up study. There are three, co-primary efficacy endpoints in the trial based upon change in scores from pre-treatment baseline to end of treatment. These include changes in pain severity ratings by the patient, measures of functional disability and patients' global impression of change. Secondary endpoints include changes in these measures at several time points prior to end of treatment, incidence of discontinuation due to lack of efficacy, use of rescue medication and other analgesia-related rating scales. We expect to complete enrollment in the fourth quarter of 2005. Recently, DOV amended the protocol to relax stringent concomitant, medication enrollment exclusion criteria no longer considered necessary, as well as other minor changes. Inasmuch as such protocol changes were made to a protocol informally approved for special protocol assessment, or SPA, according to FDA guidelines the SPA technically may be no longer effective, although we have requested that it nonetheless be continued. DOV considers that the changes do not materially affect the design or analysis of the study. The clinical efficacy endpoints and safety measures in this trial were not modified. If our request to continue the SPA is not granted, given this history, we do not anticipate any significant effect on the acceptability of the study for registration purposes.

In November 2004, we initiated a Phase III, U.S. multi-center clinical trial to evaluate the long-term safety of bicifadine in patients with chronic lower back pain. This clinical trial will enroll approximately 1,550 patients with chronic lower back pain, 1,050 of whom will be entered directly into this study and randomized to receive either 400 mg of bicifadine b.i.d. or any appropriate pharmacological analgesic treatment selected by the investigator. In addition, the clinical trial will enroll approximately 500 patients who will have completed 12 weeks of treatment in either the ongoing Phase III chronic lower back pain clinical trial or the confirmatory Phase III chronic lower back pain clinical trial currently planned for the second half of 2005. Such patients will receive 400 mg of bicifadine b.i.d. The primary objective of this clinical trial is to evaluate the safety of bicifadine for up to one year in patients with chronic lower back pain. This trial is expected to be conducted in approximately 150 centers. We expect to complete enrollment in 2006.

During 2005, we expect to initiate three additional Phase III clinical trials in acute pain models and initiate the confirmatory Phase III clinical trial in lower chronic back pain. We initiated the FDA-required two-year carcinogenicity study for bicifadine in October 2003 and dosing is expected to be completed by the end of 2005. As part of the ongoing clinical development of bicifadine, we plan to continue our Phase I program investigating such standard variables as age and drug interactions. We expect to complete all clinical trials necessary for NDA submissions for both indications by the end of 2006. This expectation is based upon among other things, projected rate of patient enrollment, positive clinical trial outcomes and continued absence of safety concerns.

Depression

DOV 216,303, DOV 21,947 and DOV 102,677. These product candidates for the treatment of depression, are triple uptake inhibitors affecting the neurotransmitters norepinephrine, serotonin and dopamine. These neurotransmitters regulate numerous functions in the central nervous system, and imbalances in them have been linked to a number of psychiatric disorders, including depression. The actions of these neurotransmitters are terminated by specific transport proteins that remove them from synapses in the brain. Antidepressants are thought to produce their therapeutic effects by inhibiting the uptake activity of one or more of these transport proteins, effectively increasing the concentration of these neurotransmitters at their receptors.

The emergence of SSRIs, starting with Prozac in January 1988, followed by Zoloft in February 1992 and Paxil in January 1993, has had a dramatic impact on the antidepressant market. According to IMS figures, sales of antidepressants in the United States increased from approximately $424 million in 1987, the year prior to the introduction of Prozac, to approximately $13.7 billion in 2004. Despite this widespread commercial success, SSRIs suffer from the following limitations:

•	30% - 40% of patients do not experience an adequate therapeutic response;

•	three or more weeks of therapy are often required before meaningful improvement is observed; and

•	side effects such as nervousness, agitation, insomnia and sexual dysfunction.

Dual uptake inhibitors, referred to as SNRIs, like Effexor, block the uptake of both serotonin and norepinephrine. While these drugs may be more effective than SSRIs in some patients, SNRIs still take three or more weeks of therapy before a meaningful improvement is observed. In addition, SNRIs have their own unique set of side effects, including nausea, headache, sleepiness, dry mouth, dizziness and sexual dysfunction.

No currently marketed antidepressant inhibits the uptake of all three neurotransmitters linked to depression. Both preclinical studies and clinical trials indicate that a drug inhibiting uptake of serotonin, norepinephrine and dopamine may produce a faster onset of action or provide greater efficacy than traditional antidepressants. We believe that such a "broad spectrum" antidepressant would represent a breakthrough in the treatment of depression.

In preclinical studies conducted by DOV prior to licensing to Merck, DOV 216,303 and DOV 21,947 were shown to potently inhibit the uptake of all three neurotransmitters, serotonin, norepinephrine and dopamine. In animal models highly predictive of antidepressant action, DOV 216,303 and DOV 21,947 were more potent than both Tofranil, an SNRI, Prozac and Celexa. Because of their ability to inhibit the uptake of all three neurotransmitters implicated in depression, we believe DOV 216,303 and DOV 21,947 may be more effective and have a more rapid onset than other antidepressants.

Before sublicensing DOV 216,303 to Merck, we had completed two Phase I pharmacokinetic clinical trials and a Phase II multi-centered, double-blind, safety, efficacy and tolerability clinical trial that compared DOV 216,303 to citalopram, an SSRI, in patients with major depressive disorder. Before licensing DOV 21,947 to Merck, we obtained an IND and completed four Phase I pharmacokinetic clinical trials, including a Phase IB clinical trial of multiple doses of DOV 21,947.

DOV 102,677 is also a triple reuptake inhibitor with preferential action on the dopamine transporter protein and is related to DOV 216,303 and DOV 21,947. Based upon preclinical studies, DOV 102,677 has potential utility in the treatment of depression, attention deficit disorder and obesity. We initiated a Phase IA clinical trial of single doses of DOV 102,677 in February 2005. We intend, in 2005, to initiate two additional Phase I clinical trials and a Phase II clinical trial for DOV 102,677.

Preclinical Development

Our discovery program remains focused on GABAA receptor modulators and reuptake inhibitors for the treatment of CNS disorders. Our internal discovery effort with GABAA receptor modulators has yielded a series of compounds we are currently evaluating, as well as, DOV 51,892. DOV 51,892 is believed to function as a partial positive allosteric modulator at specific GABAA receptor subtypes that may be involved in the treatment of various anxiety disorders, including generalized anxiety disorder and panic. Based upon preclinical pharmacological data, we intend to move DOV 51,892 into clinical testing in the second half of 2005.

Our discovery efforts with reuptake inhibitors have yielded a growing library of novel triple reuptake inhibitors and we intend to bring at least one of these compounds into clinical development annually.

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

Calcium channel blockers remain a standard-of-care in the treatment of chronic stable angina and hypertension and continue to be highly endorsed by the medical community. Although comparative studies have demonstrated equivalent anti-angina effects for many marketed calcium channel blockers, a lower incidence of side effects with diltiazem was often reported in these studies. According to IMS figures for 2004, total sales of diltiazem products in the United States were $799 million.

In an effort to provide both therapeutic blood levels of diltiazem for longer periods of time and improved patient compliance, several slow or extended release preparations of diltiazem have been developed for the treatment of hypertension and chronic stable angina. However, these commercially available, once-daily, extended release formulations produce only a partial reduction of chronic stable angina. According to published studies, currently marketed diltiazem products such as Tiazac, Cardizem and Dilacor XR only reduce the number of angina attacks by approximately 50% - 60% when given at FDA-approved therapeutic doses. We believe incomplete reduction in angina demonstrated by current treatments may be the result of inadequate blood levels of the drug in the morning hours, when approximately half of angina attacks occur. Experts in chronic stable angina have confirmed their dissatisfaction with the ability of current extended release products to adequately treat many of their patients on a once-a-day basis.

We believe that DOV diltiazem will reduce morning angina attacks to a significantly greater extent than commercially available products because of its combination of immediate and extended release components. Data from three Phase I trials indicate that our patented formulation produces clinically relevant blood levels within 30 minutes of administration and results in higher blood levels in the morning than Tiazac. In July 2004, we reached agreement with the FDA's Cardio-Renal Division on the scope and design of the clinical trials required for submission of an NDA for DOV diltiazem. The FDA agreed that no additional preclinical or toxicology studies would be required for the NDA submission. We are currently evaluating strategic alternatives to carry out DOV diltiazem’s Phase III clinical development and commercialization that will enable us to continue our focus on our CNS programs.

Collaborations and Licensing Agreements

One of our business strategies is to establish alliances with industry leaders to access their unique technologies and capabilities. To date, we have established the following collaborations and licensing agreements:

Neurocrine Biosciences, Inc. and Pfizer, Inc.

In June 1998, we sublicensed indiplon to Neurocrine on an exclusive, worldwide basis for ten years or, if later, the expiration of the patent covering either the compound or the marketed product, currently August 2020. At the end of the term, Neurocrine will be deemed to have a fully-paid, royalty-free license to the compound and the marketed product. During the term of the agreement and after payments to our licensor, Wyeth, we are entitled to receive a royalty equal to 3.5% of net sales for the later of the expiration of the Wyeth patents in such country and a period of the first ten years post launch in a given market, if any, and additional net milestone payments of $1.5 million. As noted below, the royalty term has been expanded to include Neurocrine patents covering indiplon. During 2004, we received $2.0 million from Neurocrine for the milestone due upon NDA filing.

In December 2002, we and Neurocrine, together with our licensor Wyeth, agreed to establish three standby licenses, one to Neurocrine from Wyeth in case our license agreement is terminated by reason of our default, another to Neurocrine's partner (subsequently Pfizer, as noted below) from us in case the sublicense agreement with Neurocrine is terminated by reason of Neurocrine's default and a third standby license from Wyeth to Neurocrine's partner in case both Neurocrine and we default in our respective agreements. These provisions assure any new partner with Neurocrine that, should a party or parties above it on the license chain default, it will be able to develop and sell indiplon. If the standby measures are ever used, the Neurocrine partner must first cure any defaults, thus protecting any milestones and royalties owing to us and Wyeth. The standby license in each case is the same as the one issued by the party that defaults.

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

In February 2004, we reorganized our sublicense agreement with Neurocrine in respect to indiplon. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon entered into between Wyeth and DOV in 1998. The restated sublicense agreement with Neurocrine expands the royalty term to include the life of Neurocrine patents as well as Wyeth patents covering indiplon. The revised agreement allows Neurocrine to pay to us royalty payments, that are 3.5% of net sales, and milestone payments net of those amounts that would be owed by DOV to Wyeth. In addition, the first milestone payment to Wyeth of $2.5 million upon an NDA changed to $1.0 million upon an NDA filing and $1.5 million upon an NDA approval.

Merck Agreement

On August 5, 2004, we entered into an agreement with Merck for the worldwide development and commercialization of DOV 21,947 for all therapeutic indications and of DOV 216,303 for the treatment of depression, anxiety and addiction. Additionally, Merck obtained rights of first offer and refusal regarding a licensing agreement for DOV 102,677 under certain circumstances and for additional consideration. Merck has assumed financial responsibility for development and commercialization of a product containing at least one of the licensed compounds. The parties have agreed to work together to clinically develop licensed product and we have reserved the right to co-promote the sales of product in the United States to psychiatrists and other specialists who treat depression.

Under the agreement, we received a $35.0 million up-front licensing payment. In addition, we could receive as much as $300.0 million for achieving certain clinical development and regulatory milestones for multiple territories and approval of two indications, and up to $120.0 million upon achievement of certain sales thresholds. Merck will assume responsibility for the development, manufacturing and commercialization of DOV 21,947 and pay us royalties on worldwide sales, if any, which increase based upon certain sales thresholds. We have an option to co-promote in the United States to psychiatrists and other specialists who treat depression.

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

Effective January 1, 2003, Elan no longer funded its pro rata portion of the joint venture's expenses and, after funding ours and Elan's portion of the joint venture's expenses for the first and second quarters of 2003, our equity ownership in the joint venture increased to 83.0% from 80.1%.

On October 21, 2003, we entered into an agreement with Elan and certain of Elan's affiliates to terminate the joint venture and acquire 100% ownership of Nascime, the joint venture's operating company. In connection with this agreement, among other things, Elan and we agreed to eliminate all material consent rights found in the 1999 stock purchase and license agreements. The termination agreement ends Elan's involvement in the nearly five-year joint venture established to develop controlled release formulations of bicifadine and ocinaplon.

Pursuant to the termination agreement, we paid $5.0 million to a subsidiary of Elan in respect of its 17% equity stake in the joint venture. We agreed to indemnify Elan and its affiliates, subject to certain limitations, for claims arising from the past, present and any future activities of the joint venture companies, including activities related to the conduct of the joint venture's clinical trials. Each party waived any rights and released the other parties from any claims arising under certain of the principal joint venture agreements. Elan granted to Nascime, now wholly owned by us, a new non-exclusive, royalty-free, perpetual, worldwide license to make and sell the two product candidates in controlled release formulations using the Elan intellectual property licensed to the joint venture, including that developed during the venture. In connection with the license grant, Elan will be entitled to receive up to an aggregate of $3.0 million when the products are licensed or come to market. If we decide to retain Elan to provide additional development and manufacturing services, we and Elan will have to negotiate appropriate terms under a new agreement.

Biovail Laboratories Incorporated and Biovail

In January 2001, we entered into a license, research and development agreement with Biovail to develop, manufacture and market DOV diltiazem. Biovail's license to use DOV diltiazem was exclusive and worldwide in scope. We received an up-front license fee of $7.5 million, plus under the license agreement Biovail funded clinical trial costs. If the agreement had continued, we would have been entitled to further payments, if milestones were met, as well as royalties on sales, if any. In March 2003, following Biovail's receipt of marketing authorization for Cardizem LA, we and Biovail agreed to terminate the license agreement.

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

The Hatch-Waxman Act

Under the United States Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, newly approved drugs and indications benefit from a statutory period of marketing exclusivity. Under the Hatch-Waxman Act, the FDA provides marketing exclusivity to the first applicant to gain approval for a particular new drug by prohibiting the filing of an abbreviated NDA, or ANDA, by a generic competitor for up to five years after the drug is first approved. The Hatch-Waxman Act also provides three years of marketing exclusivity for a new indication for an existing drug. This market exclusivity is provided even in the absence of patent protection for the approved drug. If the drug is also claimed in a patent, a third party may file an ANDA four years after the drug is first approved, provided that the third party certifies that the applicable patent is invalid or not infringed.

Because they appear to be compounds with new active ingredients, we believe ocinaplon, bicifadine and DOV 216,303 will each be eligible for the five-year exclusivity provisions of the Hatch-Waxman Act if they are the first approved drugs containing their active compounds. Since certain patents that provide protection for bicifadine, DOV 216,303 and ocinaplon have expired, in the absence of new patent protection these market exclusivity provisions will be of particular importance to the success of these compounds if they are approved by the FDA.

The Hatch-Waxman Act also permits an extension of up to five years of the term of a patent for new approved products to compensate for patent term lost during the FDA regulatory review process if the applicant can show that research and development has been sufficiently continuous during the FDA review process. Only one patent applicable to any approved drug is eligible for extension under these provisions. In addition, this extension must be applied for after NDA approval of the new drug covered by the patent and before expiration of the patent. We are considering applying for patent term extensions for some of our current patents under the Hatch-Waxman Act to add patent life beyond the expiration date. Since patent term extensions for patent term lost require prior NDA approval of the product, our prospective eligibility for extensions is subject to the expected length of clinical trials and factors involved in the filing and approval of an NDA.

Patents and Intellectual Property Protection

We seek to protect our rights in the compounds, formulations, processes, therapeutic uses, technologies and other valuable intellectual property invented, developed, licensed or used by us through a number of methods, including the use of patents, patent extensions license agreements and confidentiality agreements. We have or have licensed from others twelve issued U.S. patents, seven of which have expired, including the patent for the use of bicifadine for pain, the use of DOV 216,303 for the treatment of depression and a patent covering ocinaplon.

The patent that currently provides protection for the use of bicifadine and DOV 216,303 for alcohol, cocaine and other addictive disorders is due to expire in December 2018. In 2002, we filed a provisional patent application, which we perfected in 2003 as a regular utility patent application, claiming a novel, three-dimensional composition of matter for bicifadine, as well as therapeutic uses and methods of manufacture for this composition. Also in 2002 and 2003, we filed provisional and utility patent applications claiming novel controlled release formulations of bicifadine. In 2004, we filed a provisional patent application directed to the use of bicifadine for controlling fever and menopausal symptoms, including hot flashes. We recently filed a patent application for processes and intermediates for the production of bicifadine. In 2005, we intend to file at least two additional patent applications directed to novel therapeutic uses of bicifadine. Moreover, we expect to file additional patent applications in 2005 directed to new compositions and uses for DOV 216,303.

The patent covering ocinaplon composition of matter expired in June 2003. Intermediates useful for manufacturing ocinaplon are currently protected by a patent that is due to expire in February 2007. In 2002, we filed a provisional patent claiming controlled release formulations of ocinaplon. Additional patent applications are planned for filing in 2005 directed to new compositions, formulations and methods for production for ocinaplon.

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

In April 2002, a patent was issued claiming the composition of matter, use and method of treatment and method of manufacture for DOV 21,947, a triple uptake inhibitor under development for the treatment of depression. This patent is due to expire in January 2021.

In January 2003, a patent was issued claiming the composition of matter, use and method of manufacture of DOV 102,677, our candidate for the treatment of indications including depression, obesity, parkinson’s disease, restless leg syndrome and attention deficit disorder. This patent will expire in 2023. Additional patent applications are planned for filing in 2005 directed to new compositions and uses for DOV 102,677.

Regarding DOV 51,892 and related molecules, addressing anxiety disorders, we have filed patent applications covering composition of matter, use and methods of manufacture.

In addition to protecting our compounds described above, we intend to supplement our current patents with additional patent applications covering new compositions of matter, uses, methods of manufacture and formulations, as appropriate. Once a basic product patent expires, we may be able to derive additional commercial exclusivity and benefits, including from:

•	later-granted patents on processes or intermediates related to the most economical method of manufacture of the active ingredient of the product;

•	patents directed to additional therapeutic uses; and

•	patents directed to related compositions and improved clinical formulations.

In-Licenses

Wyeth. In May 1998, we licensed from Wyeth, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303 for any indication, including insomnia, pain, anxiety and depression. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth's right of first refusal.

In February, 2004, we reorganized our exclusive license agreement with Wyeth in respect of four compounds, indiplon, ocinaplon, bicifadine and DOV 216,303. Under the restated agreement, we are obligated to pay Wyeth royalties of 3.5% of net sales for ocinaplon and DOV 216,303 and 5.0% of net sales for bicifadine, and milestones of $2.5 million each for ocinaplon and DOV 216,303 and $5.0 million for bicifadine upon NDA filing, and $4.5 million each for bicifadine, ocinaplon and DOV 216,303 upon a NDA approval. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5% should we partner or sublicense that compound. In addition, should we partner or sublicense a compound, the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. Since we licensed certain rights to DOV 216,303 to Merck, should Merck achieve sales on this compound, we will owe Wyeth a royalty of 4.0% on those sales. The milestone payable to them upon NDA filing of $2.5 million was accelerated and paid in 2004. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon, with the result that the 2.5% royalty payable by DOV to Wyeth and the $2.5 million in milestones was eliminated. Accordingly, the reorganization with Neurocrine allows Neurocrine to pay to us royalty and milestone payments net of those that would be owed by DOV to Wyeth.

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

Manufacturing

We have and will continue to rely on third-party contract manufacturers to produce sufficient quantities of our product candidates for use in our preclinical studies and clinical trials. We also intend to rely on third-party contract manufacturers to produce sufficient quantities for large-scale commercialization. In this regard, we have and will continue to engage those contract manufacturers who have the capability to manufacture drug products in amounts required for commercialization.

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

The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA's assessment of the risk/benefit ratio to the patient. To date we have conducted many of our clinical trials in the United Kingdom, France and Germany where they are monitored by the cognizant agency. Current, on-going clinical trials are being conducted in the United States and Switzerland. All clinical trial test design and results, whether the trial is conducted in the United States or abroad, are subject to review by the FDA following IND or NDA filings.

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

If the FDA approves the NDA, the drug becomes available for physicians to prescribe in the United States. After approval, the drug developer must submit periodic reports to the FDA, including descriptions of any adverse reactions reported. The FDA may request or require additional trials to evaluate any adverse reactions or long-term effects.

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

Competition

The pharmaceutical industry is highly competitive and marked by a number of established, large pharmaceutical companies, as well as smaller emerging companies, whose activities are directly focused on our target markets and areas of expertise. Many of our competitors possess greater financial, managerial and technical resources and have established reputations for successfully developing and marketing drugs, all of which put us at a competitive disadvantage. We face and will continue to face competition in the discovery, in-licensing, development and commercialization of our product candidates, which could severely impact our ability to generate revenue or achieve significant market acceptance of our drug candidates. Furthermore, new developments, occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates or technologies obsolete or noncompetitive.

We have six product candidates in clinical development addressing five different and substantial pharmaceutical markets. In addition, our sublicensee, Neurocrine, in the fourth quarter of 2004 filed two NDA’s for indiplon, our product candidate for the treatment of insomnia. However, these applications were not accepted by the FDA due to technical difficulties in navigating the electronic filing and Neurocrine has indicated that it intends to refile the applications in the first half of 2005. These markets are insomnia, anxiety, pain, depression and angina and hypertension. Competition in these markets includes the following drugs and pharmaceutical companies:

Insomnia Market

Indiplon, our sleep promoting compound sublicensed to Neurocrine and Pfizer, will compete in the sedative market. This market is dominated by Ambien, marketed by Sanofi-Aventis, and Sonata, marketed by King Pharmaceuticals, Inc. Sanofi-Aventis is following Ambien with a controlled-release formulation of the same product (Ambien CR), which is now in registration with the FDA. Additionally, in 2004, Sepracor received approval from the FDA for Lunesta (eszopiclone) for the treatment of insomnia and has indicated that it will begin marketing the product in 2005. Takeda Pharmaceuticals is developing Ramelteon, a melatonin agonist, for insomnia, for which an NDA was filed in late 2004. H. Lundbeck A/S and Merck are developing gaboxadol, a GABAA agonist, for sleep disorders, which is currently in Phase III clinical trials.

Anxiety Market

Ocinaplon, our compound for the treatment of anxiety, will compete in the anxiolytic market, which includes the BDZs such as Valium, Xanax, lorazepam and chlordiazepoxide. These drugs, together with BuSpar, marketed by Bristol-Myers Squibb Company, and the SSRIs and SNRIs make up the majority of drug sales in the treatment of anxiety.

Pain Market

Bicifadine, our compound for the treatment of pain, targets the analgesic market. A number of pharmaceutical companies sell generic and branded narcotic and non-narcotic prescription analgesics. In the narcotic section of this market, Oxycontin, marketed by Purdue, Duragesic, marketed by Johnson & Johnson, and Actiq, marketed by Cephalon, comprised approximately 61% of all non-injectible narcotics sold in the United States in 2004 according to IMS reports. Ultram and Ultracet, marketed by Johnson & Johnson, remained the dominant synthetic non-narcotic analgesic in 2004, with approximately 21% of the market as defined by IMS excluding the COX-2 inhibitors that are listed as a separate class. A generic version of Ultram has been introduced to the market and has significantly reduced sales of Ultram.

Depression Market

DOV 216,303, DOV 21,947 and DOV 102,677 will target the antidepressant market, which is dominated by SSRIs and SNRIs that comprise nearly 80% of the antidepressant market. Significant market positions are held by Zoloft, marketed by Pfizer, Effexor, marketed by Wyeth, Celexa and Lexapro, marketed by Forest Laboratories, and Paxil, marketed by GlaxoSmithKline. Other drugs in this market include Wellbutrin, marketed by GlaxoSmithKline, Prozac marketed by Eli Lilly and other companies in generic form, as well as, generic tricyclics and tetracyclics.

Angina and Hypertension Markets

DOV diltiazem will compete in the chronic stable angina and hypertension markets. Calcium channel blockers are used extensively in the treatment of both these conditions. The diltiazem class of calcium channel blockers has demonstrated efficacy in both conditions. Chronic stable angina remains the most prevalent type of angina. Leading branded diltiazem products include Cardizem CD, marketed by Biovail, Tiazac, marketed by Forest in the United States and Biovail elsewhere in the world, and Cartia XT, a branded generic drug, marketed by Andrx. In March 2003, Biovail launched Cardizem LA, a long-acting diltiazem formulation intended for nighttime dosing in the treatment of hypertension and angina, and has been the only diltiazem actively promoted in 2004, Cardizem LA generated approximately 10% of the diltiazem sales in 2004.

Employees

As of December 31, 2004, we had 52 employees, consisting of 50 full-time employees and two part-time employees. Of the full-time employees, fifteen hold Ph.D., M.D. or equivalent degrees. None of our employees is represented by a collective bargaining arrangement, and we believe our relationship with our employees is good.

Our Scientific Advisory Board

Our scientific advisory board, or SAB, advises us with respect to our product development strategy as well as the scientific and business merits of licensing opportunities or acquisition of compounds and the availability of opportunities for collaborations with other pharmaceutical companies. The SAB consists of a group of highly regarded and experienced scientists and clinicians. A formal, three-day meeting is held off-site annually in the spring. We compensate SAB members with stock options pursuant to our 2000 stock option and grant plan, and expenses for attendance at the annual meeting. Certain of the SAB members receive compensation for consulting services. The current SAB members are:

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

Roger Guillemin, M.D., Ph.D. is a Nobel Laureate and distinguished professor at The Salk Institute. Dr. Guillemin received the Nobel Prize for his work on brain hormones, which brought to light an entirely new class of hormones important in regulating growth, development, reproduction and stress response. Drugs based upon these molecules are used for the management or treatment of infertility, precocious puberty, dwarfism, diabetes and prostate cancer. He has served on several committees of the National Institutes of Health, as President of the Endocrine Society and is a member of the National Academy of Science, and of several other foreign academies.

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

Risk Factors and Factors Affecting Forward-Looking Statements

If any of the events covered by the following risks occur, our business, results of operations and financial condition could be harmed. In that case, the trading price of our common stock could decline. Moreover, our actual results may differ materially from our forward-looking statements as a result of the following factors.

Risks Related to our Business

Our stock price is likely to be volatile and the market price of our common stock may decline.

Market prices for securities of biopharmaceutical companies have been particularly volatile. In particular, our stock price experienced a substantial decline following our initial public offering and has fluctuated between a high of $20.17 and a low of $11.60 since January 1, 2004. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

If any of the foregoing risks occur, our stock price could fall and in some cases expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. In this regard, following a decline in the aftermarket trading price of our common stock in connection with our initial public offering, beginning on April 30, 2002, a number of class action lawsuits were filed naming us as defendants, in addition to certain of our officers and directors and certain of our underwriters. On December 20, 2002, we entered into a settlement agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. Pursuant to the settlement agreement, we have paid the class members (inclusive of their attorneys' fees and costs) $250,000 in cash and issued them six-year warrants to purchase 500,000 shares of our common stock with an exercise price of $10.00 per share. Upon issuance, we determined the value of the warrants to be $2.2 million.

If our outstanding convertible debt is converted into shares of our common stock, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.

The 2.5% subordinated convertible debentures that we issued in December 2004 and January 2005 are convertible, at the option of the holders, into shares of our common stock at initial conversion rates of 43.9560 shares of common stock per $1,000 principal amount of notes or $22.75 per share, subject to adjustment in certain circumstances. If all the debentures were converted at their initial conversion rate, we would be required to issue approximately 3,516,484 shares of our common stock. We have reserved shares of our authorized common stock for issuance upon conversion of the notes and the debentures. If any of the debentures are converted into shares of our common stock, our existing stockholders will experience immediate equity dilution and our common stock price may be subject to significant downward pressure.

We have incurred losses since our inception and expect to incur significant losses for the foreseeable future, and we may never reach profitability.

Since our inception in April 1995 through December 31, 2004, we have incurred significant operating losses and, as of December 31, 2004, we had an accumulated deficit of $100.3 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

There are a number of difficulties and risks associated with clinical trials. The possibility exists that:

•	we may discover that a product candidate may cause harmful side effects;

•	we may discover that a product candidate, even if safe when taken alone, may interfere with the actions of other drugs taken at the same time such that its marketability is materially reduced;

•	we may discover that a product candidate does not exhibit the expected therapeutic results in humans;

•	a product candidate may lend itself to user abuse, in which case labeling may adversely affect its marketability;

•	results may not be statistically significant or predictive of results that will be obtained from large-scale, advanced clinical trials;

•	we or the FDA may suspend or delay initiation of further clinical trials of our product candidates for any of a number of reasons, including safety ;

•	we may be delayed in the FDA protocol review process;

•	patient recruitment may be slower than expected; and

•	patients may drop out of our clinical trials.

In October 2003, the FDA placed the start of our Phase III clinical trial of ocinaplon, our lead anti-anxiety product candidate, on hold and requested that we produce additional safety information. We supplied this information to the FDA and with FDA approval initiated a Phase III clinical trial in the fourth quarter of 2004. Given the uncertainty surrounding the regulatory and clinical trial process, we may not be able to successfully advance the development of effective or safe, commercially viable products including ocinaplon, or results from the pivotal clinical trial for ocinaplon may lead the FDA to reinstate its clinical hold or to impose requirements or conditions on clinical testing on the future clinical trial program.

If we are unable to successfully develop and commercialize any of our product candidates, this could severely harm our business, impair our ability to generate revenues and adversely impact our stock price.

We may not receive regulatory approvals for our product candidates or approvals may be delayed.

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and commercialization of our product candidates and in our ongoing research and development activities. Our partner, Neurocrine, in the fourth quarter of 2004 filed two NDAs, the first for an IR formulation and the second for a MR formulation of indiplon for the treatment of insomnia. However, Neurocrine has announced that these applications were not accepted by the FDA and that it intends to refile the applications in the first half of 2005. All our other product candidates are in various stages of research and development and we have not yet requested or received regulatory approval to commercialize any product candidate from the FDA or any other regulatory body.

In particular, human therapeutic products are subject to rigorous preclinical testing, clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. The approval process may take many years to complete. Additionally, even after receipt of FDA approval, the FDA may request additional clinical trials to evaluate any adverse reactions or long-term effects. The scope and expense of such post-approval trials could be extensive and costly to us. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn. If our product candidates are marketed abroad, they will also be subject to extensive regulation by foreign governments.

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

As noted above, in October 2003, the FDA placed the start of our Phase III clinical trial of ocinaplon, on hold and requested that we produce additional safety information. We supplied this information to the FDA and with FDA approval initiated a Phase III clinical trial in the fourth quarter of 2004.

On September 28, 2004, we announced that we had initiated a pivotal, Phase III, U.S. clinical trial in patients with moderate to severe chronic lower back pain. This clinical trial is being conducted in accordance with a protocol (revised as described below) that we originally submitted to the FDA in accordance with the FDA’s SPA guidelines in May 2004. Following submission of the protocol to the FDA, we had meetings with the agency to reach agreement on the study design. Following our meeting with the FDA in September 2004, we revised the protocol in response to comments from the FDA, and initiated this clinical trial in accordance with the revised protocol. We have received oral confirmation from the FDA that the revised protocol is acceptable, and have sought to obtain formal documentation of the agreement from the FDA regarding this revised protocol as required by the FDA’s SPA guidelines. We have subsequently made changes to the protocol covered by the SPA prior to FDA approval in order to improve the clinical trial and have sought the agency’s approval to continue the SPA. According to FDA guidelines on SPA, protocol changes in any manner without prior FDA approval renders the SPA no longer effective and we cannot offer any assurance that our request will be granted. While FDA guidance on SPAs states that documented SPAs should be considered binding on the review division, the FDA has the latitude to change its assessment if certain exceptions apply. Exceptions include identification of a substantial scientific issue essential to safety or efficacy testing that later comes to light, a failure to follow the protocol agreed upon or the FDA’s reliance on data, assumptions or information determined to be wrong or that omit relevant facts. Accordingly, we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will not determine that one or more exceptions apply to a previously documented special protocol assessment for the particular protocol. This could have a material adverse effect on the NDA approval process, if any.

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

We rely entirely on the efforts of Neurocrine and Pfizer and Merck for the development, design and implementation of clinical trials, regulatory approval and commercialization of indiplon and our depression candidates, DOV 216,303 and DOV 21,947.

In 1998, we sublicensed indiplon to Neurocrine without retaining any material rights other than the right to receive milestone payments and royalties on product sales, if any. In December 2002, Neurocrine entered into a development and commercialization agreement with Pfizer for indiplon. In 2004, we sublicensed DOV 216,303 for certain indications and DOV 21,947 for all indications to Merck without retaining any material rights other than our participation in the ongoing clinical plan collaboration, the right to receive milestone payments and royalties on product sales, if any, and co-promotion. The clinical development, design and implementation of clinical trials, the preparation of filings for FDA approval and, if approved, the subsequent commercialization of these product candidates, and all other matters relating to indiplon, are entirely within the control of our partners. We will have no control over the process and, as a result, our ability to receive any revenue from these product candidates is entirely dependent on the success of their efforts. Our partners may fail or otherwise decide not, or otherwise not have the ability, to devote the resources necessary to successfully develop and commercialize the product candidates, which would impair our ability to receive milestone or royalty payments, if any, in respect of the product candidates.

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

Our existing license and collaborative agreements contain covenants that restrict our product development and our ability to compete in collaborative agreements. In addition, certain of our agreements no longer effective have involved, among other things, restrictions on the issuance of debt and equity securities and limitations on our ability to license our product candidates to third parties. Because of existing restrictive covenants, if our licensees or collaborators fail to fulfill their obligations to us or we are otherwise not able to maintain these relationships, we cannot assure you that we will be able to enter into alternative arrangements or assume the development of these product candidates ourselves. This would significantly affect our ability to commercialize our product candidates. Further, we cannot assure you, even if alternative arrangements are available to us, that they will be any less restrictive on our business activities.

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

At December 31, 2004, we had cash and cash equivalents and marketable securities of $132.2 million. We currently have no commitments or arrangements for any financing. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least mid-2006. We believe that we may require additional funding to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We may continue to seek additional capital through public or private financing or collaborative agreements. If adequate funds are not available to us as we need them, we may be required to curtail significantly or eliminate at least temporarily one or more of our product development programs.

Our indebtedness and debt service obligations may adversely affect our cash flow, cash position and stock price.

In December 2004 and January 2005, we sold $80.0 million aggregate principal amount of 2.5% subordinated convertible debentures due in January 2025. Our annual debt service obligation on these debentures is $2.0 million. The holders of the debentures may require us to purchase all or a portion of their debentures on January 15, 2012, January 15, 2015 and January 15, 2020. If we issue other debt securities in the future, our debt service obligations may increase further.

We intend to fulfill our debt service obligations from our existing cash, cash equivalents and marketable securities. In the future, if the holders require us to purchase all or a portion of their debentures and we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations, we may have to delay or curtail research, development and commercialization programs.

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

We may determine to acquire laboratory facilities, which we currently do not have. The absence of such facilities and technical staff requires us to rely on contract parties for all preclinical work. Such facilities, even if they lead to cost savings and improved control and turn-around time, may require substantial management time and result in a higher level of fixed overhead, the cost of which might not be offset or fully offset by reductions in external contract costs.

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

We are focused on developing product candidates for the treatment of central nervous system and other disorders that involve alterations in neuronal processing. We have a number of competitors. If one or more of their products or programs are successful, the market for our product candidates may be reduced or eliminated. Compared to us, many of our competitors and potential competitors have substantially greater:

•	capital resources;

•	research and development resources, including personnel and technology;

•	regulatory experience;

•	preclinical study and clinical testing experience; and

•	manufacturing, distribution and marketing experience.

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates or technologies. Our competitors may also develop drugs that are more effective or useful and less costly than ours and may also be more successful than we and our collaborators or licensees in manufacturing and marketing their products.

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

We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our collaborators, licensees, employees and consultants. We also have invention or patent assignment agreements with our employees and some of, but not all, our collaborators and consultants. If our employees, collaborators or consultants breach these agreements or common law principles, we may not have adequate remedies for any such breach, and our trade secrets may otherwise become known to or independently discovered by our competitors.

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

Our ability to receive royalties and profits from product sales depends in part upon the availability of approved reimbursement for the use of our products from third-party payors, for which we may or may not qualify.

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

Reimbursement approval is required from each third-party payor individually, and seeking this approval is a time-consuming and costly process. Third-party payors may require cost-benefit analysis data from us in order to demonstrate the cost-effectiveness of any product we might bring to market. We cannot assure you that we will be able to provide data sufficient to gain acceptance with respect to reimbursement. There also exists substantial uncertainty concerning third-party reimbursement for the use of any drug product incorporating new technology. We cannot assure you that third-party reimbursement will be available for our product candidates utilizing new technology, or that any reimbursement authorization, if obtained, will be adequate. If such reimbursement approval is denied or delayed, the marketability of our product candidates could be materially impaired.

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

As a company experiencing growth through the sale of equity, we may be limited under the tax code in the tax deductions we can take against income for net operating loss carryforwards if during the three years preceding such income shareholder control of our company changed to a significant degree or if our research and development expenditures were classified as having been incurred by our Irish subsidiary Nascime Limited.

ITEM 2.  PROPERTIES

We currently lease and occupy approximately 18,985 square feet in our executive offices located in Hackensack, New Jersey. Our lease will expire if not renewed in June 2008.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCAHSES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq National Market under the symbol DOVP.
The following table sets forth the high and low sales prices for our common stock, as quoted on the Nasdaq National Market, for each quarter since our initial public offering on April 24, 2002. The purchase price to underwriters on that date was $13.00.

Year 2002	High	Low
Second Quarter (since April 25, 2002)	$12.00	$3.89
Third Quarter	4.67	3.29
Fourth Quarter	7.30	3.70
Year 2003
First Quarter	$6.90	$5.10
Second Quarter	11.75	5.64
Third Quarter	18.78	10.59
Fourth Quarter	17.95	9.01
Year 2004
First Quarter	$17.97	$12.26
Second Quarter	20.17	11.60
Third Quarter	17.16	12.66
Fourth Quarter	19.82	16.05
Year 2005
First Quarter (through March 8, 2005)	$18.40	$13.14

As of December 31, 2004, there were approximately 12 stockholders of record of our common stock. We cannot estimate with any confidence or accuracy how many beneficial owners are represented by the stockholders of record.

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

See Part III, Item 12 of this Form 10-K for information regarding securities authorized for issuance under equity compensation plans.

 ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our financial statements and related notes and other financial data included in Part II, Items 7 and 8 in this Form 10-K.

The following tables present selected financial data at and for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. The statement of operations data for the years ended December 31, 2002, 2003 and 2004, and the balance sheet data at December 31, 2003 and 2004, have been derived from our audited financial statements included in Part II, Item 8 in this Form 10-K. The balance sheet data as of December 31, 2000, 2001 and 2002 and the statements of operations data for the year ended December 31, 2000 and 2001, have been derived from our audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	2000	2001	2002	2003	2004
Statement of Operations Data:	(in thousands, except per share data)
Revenue	$—	$5,711	$2,390	$2,969	$2,542
Operating expenses:
License expense	—	1,111	—	1,000	2,500
Research and development expense	2,640	5,525	10,311	22,684	24,764
General and administrative expense	1,348	2,343	3,903	5,173	6,360
Loss from operations	(3,988)	(3,268)	(11,824)	(25,888)	(31,082)
Loss in investment in DOV Bermuda	(1,318)	(1,434)	(1,017)	—	—
Interest income	223	366	1,067	851	934
Interest expense	(852)	(1,491)	(2,017)	(2,947)	(2,954)
Other income (expense), net	—	423	(3,029)	1,104	(8)
Net loss before tax	(5,935)	(5,404)	(16,820)	(26,880)	(33,110)
Income tax benefit	—	—	—	149	189
Net loss	(5,935)	(5,404)	(16,820)	(26,731)	(32,921)
Deemed dividend on issuance of series C preferred	(49)	—	—	—	—
Deemed dividend on issuance of series D preferred	—	(97)	—	—	—
Net loss attributable to common stockholders	$(5,984)	$(5,501)	$(16,820)	$(26,731)	$(32,921)
Basic and diluted net loss per share	$(1.23)	$(1.12)	$(1.47)	$(1.73)	$(1.67)
Weighted average shares used in computing basic and diluted net loss per share	4,877,496	4,894,138	11,440,731	15,489,426	19,729,765

	As of December 31,
	2000	2001	2002	2003	2004
Balance Sheet Data:	(in thousands)
Cash and cash equivalents and marketable securities	$4,338	$13,652	$60,346	$52,162	$132,222
Working capital(1)	3,237	11,831	54,114	46,516	91,334
Total assets	5,550	18,080	66,150	53,852	136,723
Long-term debt	11,866	12,796	13,800	14,886	65,000
Redeemable preferred stock	6,021	14,838	—	—	—
Accumulated deficit	(18,440)	(23,845)	(40,665)	(67,396)	(100,317)
Total stockholders' (deficit) equity	(14,022)	(18,036)	40,759	35,905	27,936
(1) Represents current assets less current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system, or CNS and other disorders, including cardiovascular, that involve alterations in neuronal processing. In 1998, we licensed four of our product candidates from Wyeth: indiplon, for the treatment of insomnia, bicifadine, for the treatment of pain, ocinaplon, for the treatment of anxiety, and DOV 216,303, for the treatment of depression and other indications.

We sublicensed the worldwide development and commercialization of indiplon to Neurocrine in 1998 in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine subsequently entered into a worldwide development and commercialization agreement with Pfizer for indiplon. On August 5, 2004, we entered into an agreement with Merck for the worldwide development and commercialization of all indications for DOV 21,947 and certain indications for DOV 216,303 in exchange for a $35.0 million up-front payment and the right to receive further payments of up to $420.0 million upon the achievement of certain milestones and royalties based on product net sales, if any. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period of 51 months. The time period of the development period is a significant estimate used in the preparation of our financial statements and is subject to Merck developing the compound in accordance with the last estimated development schedule presented by Merck. As such this development period estimate may fluctuate from period to period and this fluctuation might be significant. For example, if as of January 1, 2005 we were to increase by 10% the estimated development period, we would record approximately $749,000 less of revenue in 2005. Future milestone payments, if any, will also be recorded over the remaining term of the collaboration. In 2004, we received a $2.0 million milestone payment from Neurocrine for the NDA filing for indiplon. However, because Neurocrine has reported that the NDA filing was not accepted by the FDA and our agreement with Neurocrine indicates that the $2.0 million milestone is earned once an NDA has been submitted according to certain FDA regulations, we will not record this payment as revenue until such time that a NDA has been filed and accepted by the FDA.

Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of December 31, 2004, we had an accumulated deficit of $100.3 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

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

Our operating expenses consist primarily of license expense, costs associated with research and development and general and administrative costs associated with our operations. License expense consists of milestone payments associated with our license agreement with Wyeth and license fees paid in connection with the termination of the 2001 Biovail agreement. Research and development expense consists primarily of compensation and other related costs of our personnel dedicated to research and development activities, clinical and preclinical trial expenses, including toxicology studies, costs of manufacturing clinical and preclinical trial materials and preclinical studies, and professional fees related to clinical trials. Research and development expense also includes our expenses related to development activities of Nascime Limited, our wholly-owned subsidiary. General and administrative expense consists primarily of the costs of our senior management, finance and administrative staff, business insurance, professional fees and costs associated with being a public reporting entity.

We expect research and development expense to increase substantially in the foreseeable future. We have recently initiated three Phase III clinical trials for bicifadine, a Phase III clinical trial for ocinaplon and a Phase I clinical trial for DOV 102,677. In 2005, we intend to initiate four pivotal efficacy clinical trials, two Phase II clinical trials and six additional Phase I clinical trials for bicifadine, two additional Phase I clinical trials and a Phase II clinical trial for DOV 102,677 and a Phase I clinical trial for DOV 51,892. In addition, we intend to continue the clinical development of DOV 216,303 for retained indications, that is, other than depression, anxiety and substance abuse. We also expect to increase our expenditures in fortifying our patent portfolio for each of our lead product candidates.

It is not unusual for the clinical development of these types of products to each take five to ten years or more, and for total development costs for each to exceed $75 million. We are not responsible financially for the clinical program for indiplon or for DOV 21,947, and we are unable to estimate the amount of expenditures necessary to complete any of such product candidate’s development. As of December 31, 2004, we have spent approximately $23.2 million and $21.5 million on the development of bicifadine and ocinaplon, respectively, in connection with their clinical development programs. Additionally, we have incurred $8.0 million in technology license fees for the two products and the Elan technology and $5.3 million on the acquisition of the remaining rights to these products from Elan as described below. As of December 31, 2004, we have incurred approximately $3.4 million, $1.7 million and $1.1 million in development expenses for DOV 216,303, DOV 102,677 and DOV 51,892, respectively.

We expect that the development of our six product candidates in clinical development will require substantial additional time and expense. The time and cost of completing the clinical development of our product candidates will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design and endpoints, availability of patients to participate in trials, the results of clinical trials, the number of clinical trials required to be conducted, unanticipated trials, the length of time of the regulatory review process, the relative efficacy of the product versus treatments already approved and our ability to enter into new development collaborations. In light of these many uncertainties, we are unable to estimate the length of time or costs required to complete the development of these product candidates.

In January 1999, Elan loaned us $8.0 million in the form of a 7% convertible promissory note to fund our investment in DOV Bermuda. In May 2004, Elan converted the entire outstanding principal and accrued interest of this note totaling $11.6 million on that date into 2,907,162 shares of our common stock. Elan agreed, in January 1999, to lend us up to $7.0 million to fund our pro rata share of research and development funding in DOV Bermuda. For this purpose, we issued to Elan a convertible line of credit promissory note that bears interest at 10% per annum compounded semi-annually on the amount outstanding. This convertible line of credit promissory note was sold to an institutional holder during 2004 and upon maturity on January 20, 2005, was converted into 1,180,246 shares of our common stock. Please refer to note 6 of our financial statements under Part II, Item 8 of this Form 10-K.

During 2002 and 2003, we granted options and warrants to outside consultants at fair value on the date of grant in exchange for future services. These options and warrants are required to be accounted for in accordance with Statement of Financial Accounting Standards, or SFAS 123 "Accounting for Stock Based Compensation" and EITF 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" and at the fair value of the consideration received, or the fair value of the equity instrument issued, whichever may be more readily measured. As the performance of services is completed, we revalue the options and warrants that have been earned during the period. We valued these securities at the fair value using a Black-Scholes methodology. During 2002, 2003 and 2004, in connection with the grant of these stock options and warrants to outside consultants, we recorded expenses totaling $233,000, $694,000 and $315,000 respectively. We may be required to record additional expense on a quarterly basis based upon increases in the fair value of our common stock. Please refer to note 9 of our financial statements, “Stock Option Plans - Non-Employee Options and Warrants,” included under Part II, Item 8 of this Form 10-K.

Results of Operations

Years Ended December 31, 2004 and 2003

Revenue. Revenue decreased $426,000 to $2.5 million from $3.0 million in 2003. In 2004, our revenue was comprised of $2.4 million of amortization of the $35.0 million fee we received on the signing of the license, research and development agreement for our collaboration with Merck and $140,000 of contract services revenue associated with work we performed under the collaboration. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period of 51 months. In 2003, revenue was comprised solely of the recognition of $3.0 million of deferred revenue from the Biovail agreement as described below.

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

License Expense.  License expense increased $1.5 million to $2.5 million in 2004 from $1.0 million in 2003. License expense for 2004 is comprised of the $2.5 million paid to Wyeth for the licensing of certain rights to DOV 216,303 to Merck in August 2004. As this milestone payment is prior to FDA approval, the entire amount was expensed in the third quarter of 2004. In connection with the termination in 2003 of the 2001 Biovail agreement and the return of the patent as described below, we agreed to a $1.0 million payment to Biovail upon signing. This payment was to obtain the patent and related clinical data from Biovail. As this product will require FDA approval prior to marketing and the patent has no alternative future use, we expensed the entire license fee in 2003.

In January 2001, Biovail and we entered into a license, research and development agreement to develop, manufacture and market DOV diltiazem for the treatment of angina and hypertension. Through January 2003, DOV diltiazem was being jointly developed through the collaborative arrangement. In March 2003, we entered into a separation agreement with Biovail that provided for the return of our December 2000 patent for the immediate release and controlled release formulations of diltiazem and termination of the 2001 exclusive license agreement with Biovail for the development of DOV diltiazem.

Research and Development Expense. Research and development expense increased $2.1 million to $24.8 million in 2004 from $22.7 million in 2003. However, in 2003, research and development expense included $5.3 million for the purchase of the remaining interest in bicifadine and ocinaplon discussed below. Therefore the overall relative increase was approximately $7.4 million of which approximately $5.7 million of the increase was attributable to increased costs associated with the clinical development for bicifadine, including an increase of $3.5 million in manufacturing and packaging related costs and $1.1 million in toxicology costs, and $1.2 million in clinical trial expenditures. In addition we increased our expenditures on two of our preclinical compounds in preparation for moving these two compounds into clinical trials in 2005. For DOV 102,677 we increased our expenditures by $1.7 million and for DOV 51,892 by $1.1 million. We increased our expenditures on DOV 21,947 by $636,000, however as this compound has now been licensed to Merck we do not expect to incur additional expenditures in relation to this compound. As a result of the prolonged clinical trial hold for ocinaplon, we decreased our expenditures on this compound in 2004 by $3.1 million and also had a decrease in costs for DOV 216,303 of $229,000. These decreases were offset by an increase in expenditures for DOV diltiazem of $335,000 and in our general preclinical and research and development program of $433,000. The remaining increase in research and development expense was attributable to an increase in costs associated with payroll and overhead allocated of $1.1 million offset by a decrease in professional fees including consulting and medical writing of $332,000. Non-cash compensation expense for consultants and employees decreased $386,000.

In the fourth quarter of 2003 we paid $5.0 million for the purchase of Elan’s interest in Nascime Limited and the joint venture product candidates, bicifadine and ocinaplon, and $306,000 for transfer taxes associated with the acquisition. The purchase relates to early stage technology that, in our opinion, has not yet reached technological feasibility, since the products will ultimately require regulatory approval prior to commercialization. Therefore, the $5.3 million purchase price was expensed as in-process research and development in the fourth quarter of 2003.

General and Administrative Expense. General and administrative expense increased $1.2 million to $6.4 million in 2004 from $5.2 million in 2003. The increase was primarily attributable to increased office and related expenses of $293,000, increased professional fees of $292,000, and increased payroll related costs associated with our increase in personnel of $602,000. The increase in office and related expenses was primarily related to an increase in directors’ and officers’ insurance of $104,000, fees and permits of $95,000, travel and entertainment expense of $74,000 and rent expense of $29,000. The increase in professional fees was primarily related to an increase in accounting fees of $320,000 and an increase in recruitment fees of $114,000, offset by a reduction in legal expenses of $144,000. The increase in payroll costs was primarily attributable to an increase in salaries of $779,000 and an increase in payroll overhead of $55,000 offset by a decrease in non-cash compensation expense for consultants and employees of $254,000.

Interest Income. Interest income increased $83,000 to $934,000 from $851,000 in 2003 primarily due to the increase in average interest rates over the period.

Interest Expense. Interest expense remained relatively unchanged as we recorded $3.0 million in 2004 and $2.9 million in 2003. In May 2004, the holder of the convertible promissory note converted the outstanding principal and accrued interest totaling $11.6 million into 2,907,162 shares of our common stock, thus reducing the contractual interest expense recorded in 2004 by $432,000 from 2003. We recorded contractual interest expense of $372,000 on our convertible line of credit promissory note in 2004 and $337,000 in the comparable period in 2003. Both the convertible promissory note and convertible line of credit promissory note contained interest payable either in cash or common stock at the holder's option. In accordance with EITF 00-27, we evaluate this conversion feature each time interest is accrued to the notes. This feature resulted in additional interest expense of $2.2 million in 2004 a net increase of $368,000 from 2003, due primarily to the increase in the fair value of our common stock offset by the reduction due to the conversion of the convertible promissory note. On January 20, 2005, the convertible line of credit promissory note was converted into 1,180,246 shares of our common stock.

Other Income (Expense), net. Other income (expense), net decreased $1.1 million to $8,000 in other expense, net in 2004 from $1.1 million in other income, net in 2003. In 2003, other income, net, consisted primarily of the $1.6 million in other income attributable to the directors’ and officers’ insurance recovery discussed below, offset by a decrease in the value of warrants to acquire Neurocrine common stock of $251,000 and loss on sale of securities of $191,000. Following a decline in the aftermarket trading price of our common stock in connection with our initial public offering, beginning on April 30, 2002, a number of class action lawsuits were filed naming us as defendants, in addition to certain of our officers and directors and certain of our underwriters. On December 20, 2002, we entered into a settlement agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. In connection with the settlement, we reached an agreement with the primary carrier of our directors' and officers' liability insurance policy. In that regard, our insurance carrier paid $1.6 million to us in settlement of the shareholder class action lawsuits.

Income Tax Benefit. In 2004, taking into account the $35.0 million up-front fee we received on the closing of the license, research and development agreement for our collaboration with Merck, we generated taxable income for the 2004 tax year under the New Jersey alternative minimum assessment. As a result, taxable income and recorded state tax expense for the third quarter of 2004 was $679,000. We have since completed our review of taxable income for the year ended December 31, 2004 and determined that although we have generated taxable income in 2004, as a result of a change in tax strategy, it is less than has been estimated as of September 30, 2004. Thus, we revised income tax expense to $101,000 in the fourth quarter which resulted in a tax benefit of $578,000 for the fourth quarter of 2004. The income tax expense was offset by a $290,000 income tax benefit as we sold a portion of our previous years’ state net operating losses as part of the New Jersey Economic Development Authority technology business tax certificate program. In 2003, we sold a portion of our New Jersey net operating loss as part of the program, thus recognized a income tax benefit of $149,000.

Years Ended December 31, 2003 and 2002

Revenue. Revenue increased $579,000 to $3.0 million from $2.4 million in 2002. In 2003, revenue was comprised solely of the recognition of $3.0 million of deferred revenue from the Biovail agreement as described below. In 2002, our revenue was primarily comprised of $2.2 million in amortization of the $7.5 million fee we received on signing of the license, research and development agreement for our collaboration with Biovail in January 2001.

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

Research and Development Expense. Research and development expense for 2003 includes 100% of the research and development expenses of DOV Bermuda as we are now consolidating the results of DOV Bermuda effective January 1, 2003. Research and development expense increased $12.4 million to $22.7 million for 2003 from $10.3 million in 2002. Approximately $4.8 million of the increase in research and development expense was attributable to increased costs associated with the clinical development for ocinaplon and bicifadine, including an increase of $2.5 million in manufacturing and packaging related costs, $1.7 million in toxicology costs and $564,000 in clinical trial costs. In addition, in the fourth quarter of 2003 we paid $5.0 million for the purchase of Nascime Limited and the product candidates, bicifadine and ocinaplon, and $306,000 for transfer taxes associated with the acquisition. As the purchase relates to early stage technology that, in our opinion, has not yet reached technological feasibility, as the products will ultimately require regulatory approval prior to commercialization, the $5.3 million purchase price was expensed as in-process research and development in the fourth quarter of 2003. Approximately $474,000 of the increase in research and development expense was attributable to net increased costs related to additional clinical development for our other compounds including DOV 21,947 of $216,000, DOV diltiazem of $176,000, and preclinical compounds of $125,000 offset by a decrease in costs for DOV 216,303 of $42,000. The remaining increase in research and development expense was attributable to an increase in costs associated with payroll and overhead allocated of $1.2 million, an increase in professional fees including consulting and medical writing of $561,000 and an increase in travel related expenses of $97,000. Non-cash compensation expense increased $234,000.

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

Other Income (Expense), net. Other income (expense), net decreased $4.1 million to $1.1 million in net income in 2003 from $3.0 million of other expense, net in 2002. In 2003, other income, net, consisted primarily of the $1.6 million in other income attributable to the directors’ and officers’ insurance recovery discussed below, offset by a decrease in the value of warrants to acquire Neurocrine common stock of $251,000 and loss on sale of securities of $191,000. Following a decline in the aftermarket trading price of our common stock in connection with our initial public offering, beginning on April 30, 2002, a number of class action lawsuits were filed naming us as defendants, in addition to certain of our officers and directors and certain of our underwriters. On December 20, 2002, we entered into a settlement agreement, which was approved by the court on April 16, 2003, to settle these lawsuits. Pursuant to the settlement agreement, in 2003 we paid the class members (inclusive of their attorneys’ fees and costs) $250,000 in cash and issued them six-year warrants to purchase 500,000 shares of our common stock with an exercise price of $10.00 per share. Upon issuance in June 2003, the value of the warrants was determined to be $2.2 million. In connection with the settlement, we reached an agreement with the primary carrier of our directors' and officers' liability insurance policy. In that regard, our insurance carrier paid $1.6 million to us in settlement of the shareholder class action lawsuits. In 2002, other income (expense), net consisted primarily of $2.5 million for settlement of the securities class action lawsuit discussed above and $501,000 of expense associated with the net decrease in the value of the warrants to acquire Neurocrine common stock, which we earned in 2001 upon the achievement of a certain milestone offset by the corresponding decrease in the liability to Wyeth.

Income Tax Benefit. In 2003, we sold a portion of our New Jersey net operating loss as part of the New Jersey Economic Development Authority technology business tax certificate program. We recognized no such benefit in 2002.

Liquidity and Capital Resources

For the three years ended December 31, 2002, 2003 and 2004, we funded our operations principally from sales of our equity and debt securities and license revenues. At December 31, 2004, our cash and cash equivalents and marketable securities totaled $132.2 million compared with $52.2 million at December 31, 2003. At December 31, 2004, we had working capital of $91.3 million. In January 2005, we completed the issuance of an additional $15.0 million aggregate principal amount of the Company's 2.50% convertible subordinated debentures due 2025.

Net cash provided by operations during the year ended December 31, 2004 amounted to $7.8 million, as compared to net cash used in operations of $18.7 million in 2003. The increase in cash provided in operations resulted primarily from the up-front licensing payment of $35.0 million discussed above offset by an increase in clinical development activities and increases in compensation expense. Net cash provided by operations benefited from an increase in accounts payable and accrued liabilities of $4.1 million due to an increase in volume and timing of payments. Non-cash expenses related to stock-based compensation, interest expense and depreciation and amortization expenses were $3.5 million, $4.2 million and $3.1 million in the years ended December 31, 2004, 2003 and 2002, respectively. Non-cash amortization of premium paid on marketable securities and depreciation in the value of investments was $909,000, $1.4 million and $501,000, net in the years ended December 31, 2004, 2003 and 2002, respectively.

Net cash used in investing activities during the year ended December 31, 2004 was $61.9 million compared to $7.8 million for the comparable period in 2003. This fluctuation resulted primarily from the timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods.

Net cash provided by financing activities during the period ended December 31, 2004 was $73.7 million as compared to $16.5 million in the comparable period in 2003. This increase was primarily due to net proceeds of $62.6 million from the issuance of $65.0 million of 2.5% subordinated convertible debentures in December 2004 and $10.0 million from the sale of our common stock to an institutional investor in March 2004. In the period ended December 31, 2003, we generated $14.8 million from the sale of our common stock to a group of funds led by OrbiMed Advisors, LLC in July 2003.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least mid-2006. Our convertible line of credit promissory note matured on January 20, 2005, at which time the principal amount and unpaid accrued interest was converted into 1,180,246 shares of common stock. Our future capital uses and requirements depend on numerous factors, including:

•	our progress with research and development;

•	our ability to establish, and the scope of, any new collaborations;

•	the progress and success of clinical trials and preclinical studies of our product candidates;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights;

•	the costs and timing of regulatory approvals; and

•	the note holders choice of having the notes repaid in cash or converting the notes into our common stock.

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

To meet future capital requirements, we may attempt to raise additional funds through equity or debt financings, collaborative agreements with corporate partners or from other sources. If adequate funds are not available, or available on an acceptable basis, we may be required to curtail or delay significantly one or more of our product development programs. In addition, future milestone payments under some of our collaborative or license agreements are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaborative or license agreement. Milestone performance criteria are specific to each agreement and based upon future performance. Therefore, we are subject to significant variation in the timing and amount of our revenues, milestone expenses and results of operations from period to period.

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to December 31, 2004, are as follows:

	Years Ended December 31,
	2005	2006	2007	Thereafter	Total
	(in thousands)

Convertible subordinated debentures(1)	$1,666	$1,625	$1,625	$92,625	$97,541
Convertible line of credit promissory note(2)	4,024	—	—	—	4,024
Operating leases	547	570	574	306	1,997
Total	$6,237	$2,195	$2,199	$92,931	$103,562

(1)	Included is interest payments of approximately $1.6 million annually through 2025.
(2)	On January 20, 2005, the holder converted the entire balance of the note and the accrued interest into 1,180,246 shares of our common stock.

The table above excludes future milestones and royalties that may be owed to Wyeth, Elan and Biovail under terms of existing agreements as payments are contingent upon future events. We do not expect to pay any royalties under these agreements in 2005. In addition, the table excludes an additional $15.0 million aggregate principal amount of convertible subordinated debentures issued in January 2005 and the related interest payments of $375,000 annually through 2025, if not earlier converted into shares of our common stock. In May 1998, we licensed from Wyeth, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth's right of first refusal. In February 2004, we entered into agreements to reorganize our exclusive license agreement with Wyeth in respect of these four compounds and our sublicense agreement with Neurocrine in respect of indiplon. Under the restated license agreements, if we sell the products ourselves, we are obligated to pay Wyeth royalties of 3.5% of net sales for ocinaplon and DOV 216,303 and 5.0% of net sales for bicifadine, and milestones of $2.5 million for ocinaplon and $5.0 million for bicifadine upon NDA filing and $4.5 million each for bicifadine, ocinaplon and DOV 216,303 upon a NDA approval. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5% should we partner or sublicense that compound. In addition, should we partner or sublicense a compound, the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. As we have licensed certain rights to DOV 216,303 to Merck, should Merck achieve sales on this compound, we will owe Wyeth a royalty of 4.0% on those sales and the next milestone payable to them of $2.5 million has been accelerated and paid in 2004. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon. Accordingly, the reorganization with Neurocrine allows Neurocrine to pay to us royalty and milestone payments net of those amounts that would be owed by us to Wyeth under the earlier agreement. In connection with Elan’s license grant to us in October 2003, Elan is entitled to receive up to an aggregate of $3.0 million when bicifadine and ocinaplon are licensed or come to market. In connection with the Biovail separation agreement, we face contingent payments by us to Biovail of $3.0 million upon issuance of marketing authorization for DOV diltiazem and up to $7.5 million based upon sales, if any. The table also excludes any severance or termination payments that would be due to certain of our employees under their employment contracts should they be terminated without cause or terminate following a change of control prior to the expiration of their contract term as the amounts are not determinable at this time.

Recent Accounting Pronouncements

 In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,”.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and thus we will adopt the standard in the third quarter of 2005.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, since the fair value method of accounting for share-based compensation payments for employees results in a higher non-cash cost than the currently used intrinsic method of calculating such costs, stock based compensation expense is expected to rise. The adoption of SFAS 123R’s fair value method is expected to have a significant impact on our results of operations, while it will not impact our overall financial position. Due the timing of the release of SFAS 123R, management has not yet completed the analysis of the ultimate impact that this statement will have on our operating results or financial position, nor the method of adoption for this new standard.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the exception of for nonmonetary exchanges of similar productive assets and replaces it with a narrower exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of the Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not expect the adoption of SFAS 153 to have a material impact on our financial condition or our results of operations.

In March 2004, the EITF reached a final consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-01 provides guidance on when an investment is considered impaired, whether that impairment is other than temporary and the measure of the impairment loss. EITF 03-01 also provides new disclosure requirements for other than temporary impairments on debt and equity investments. In September 2004, the FASB delayed the effective date of the measurement and recognition guidance contained in EITF 03-01, although, the disclosure requirements remain effective. The adoption of EITF 03-01 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Collaboration and license agreements. Revenue from up-front payments, technology license fees and milestone payments received for the delivery of products and services representing the culmination of a separate earnings process is recognized when due and the amounts are judged to be collectible. Revenue from up-front payments, technology license fees and milestone payments received in connection with other rights and services, which represent continuing obligations to us, is deferred and recognized over the term of the continuing obligation. Historically, recognition of revenue for such an up-front payment included an estimate by management as to the development period associated with such up-front payments. On August 5, 2004, we entered into an agreement with Merck for the worldwide development and commercialization of all indications for DOV 21,947 and certain indications for DOV 216,303 in exchange for a $35.0 million up-front payment and the right to receive further payments of up to $420.0 million upon the achievement of certain milestones and royalties based on product net sales, if any. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period of 51 months. The time period of the development period is a significant estimate used in the preparation of our financial statements and is subject to Merck developing the compound in accordance with the last estimated development schedule presented by Merck. As such, this development period estimate may fluctuate from period to period and this fluctuation might be significant. For example, if as of January 1, 2005 we were to increase by 10% the estimated development period, we would record approximately $749,000 less of revenue in 2005.

Research and development. Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead.  Costs assigned to assets to be used in a particular research and development project acquired that have no alternative further use are charged to expenses as in-process research and development expense as of the date of consummation.

Stock-based compensation. In general, we grant stock options to employees for a fixed number of shares with an exercise price equal to the fair market value of our common stock on the date of grant. We recognize no compensation expense on these employee stock option grants. Prior to our common stock becoming publicly traded, we granted stock options for a fixed number of shares to employees with an exercise price less than the fair market value of our common stock on the date of grant. We recognize the difference between the exercise price and fair market value as compensation expense, which is recognized on an accelerated basis over the vesting period of the stock options. Our accounting treatment will change effective the third quarter of 2005. See above under “Recent Accounting Pronouncements.” We also have, in the past, granted options and warrants to outside consultants at fair value on the date of grant in exchange for future services. These options and warrants are required to be accounted for in accordance with SFAS 123 "Accounting for Stock Based Compensation" and EITF 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" at the fair value of the consideration received, or the fair value of the equity instrument issued, whichever may be more readily measured. As the performance of services is completed, we revalue the options and warrants that have been earned during the period. We value these securities at the fair value using a Black-Scholes methodology.

Investments. We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value that may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge by writing-down the carrying value of such investments. In making this assessment, we take into consideration a wide range of objective and subjective information, including but not limited to the following: the magnitude and duration of historical decline in market prices, credit rating activity, assessments of liquidity, public filings and statements made by the issuer. We have not identified any investments with “other-than-temporary” declines in value as of December 31, 2004.

Income taxes. We have net deferred tax assets at December 31, 2004 that are totally offset by a valuation allowance due to our determination that the criteria for recognition have not been met. We believe that a full valuation allowance on deferred tax assets will continue to be required if losses are reported in future periods. If, as a result of profitable operations, we determine that we are able to realize our net deferred tax assets in the future, an adjustment to the deferred tax asset would be made, increasing income (or decreasing loss) in the period in which such a determination is made.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

To date, we have invested our cash balances with substantial financial institutions. In the future, the primary objective of our investment activities will be to maximize the income we receive from our investments consistent with preservation of principal and minimum risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations. Due to the short holding period of these types of investments, we have concluded that we do not have a material financial market risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the list of our Financial Statements filed with this Form 10-K under Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the operation of our disclosure controls and procedures and our internal controls over financial reporting as of December 31, 2004. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Management has used the framework set forth in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Executive Officers and Directors

The following table provides information about our directors, executive officers and key employees.

Name	Age	Position

Arnold S. Lippa, Ph.D.	58	Chairman of the Board, Chief Executive Officer, President and Director
Phil Skolnick, Ph.D., D.Sc. (hon)	58	Senior Vice President, Research and Chief Scientific Officer
Barbara G. Duncan	40	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Robert Horton	65	Senior Vice President, General Counsel and Secretary
Warren Stern, Ph.D.	60	Senior Vice President, Drug Development
Bernard Beer, Ph.D.(1)	72	Co-Chairman of the Board and Director
Zola Horovitz, Ph.D.	70	Director
Patrick Ashe	41	Director
Daniel S. Van Riper	64	Director
Theresa A. Bischoff	51	Director
Jonathan Silverstein	36	Director
(1) Dr. Beer will resign from our board of directors effective March 15, 2005.

Arnold S. Lippa, Ph.D. is a co-founder and has served as our chief executive officer since our inception in April 1995. Dr. Lippa also serves as our president and chairman of our board of directors. Dr. Lippa also serves as chairman of Nascime Limited, the operating company initially formed in connection with the Elan joint venture that is now wholly owned by us. Prior to founding DOV in 1995, Dr. Lippa founded Fusion Associates, Ltd., an investment and management company specializing in the creation and management of biomedical companies. Dr. Lippa served as Fusion's managing director from 1991 to 1995. From 1989 through 1990, Dr. Lippa served as Vega Biotechnologies, Inc.'s chairman and chief executive officer. In 1984, Dr. Lippa co-founded Praxis Pharmaceuticals, Inc. and served as president and chief operating officer until 1988. Prior to 1985, he served as director of molecular neurobiology and held other positions at American Cyanamid. In addition, Dr. Lippa has consulted for various pharmaceutical and biotechnology companies and has been a graduate faculty professor at the New York University School of Medicine and the City University of New York. He received his B.A. from Rutgers University in 1969 and his Ph.D. in psychobiology from the University of Pittsburgh in 1973.

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

Barbara G. Duncan joined us in August 2001 and serves as our senior vice president, finance and chief financial officer and treasurer. Prior to joining us, Ms. Duncan served as a vice president of Lehman Brothers Inc. in its corporate finance division from August 1998 to August 2001, where she provided financial advisory services primarily to companies in the life sciences and general industrial industries. From September 1994 to August 1998, Ms. Duncan was an associate and director at SBC Warburg Dillon Read, Inc. in its corporate finance group, where she focused primarily on structuring mergers, divestitures and financings for companies in the life sciences and general industrial industries. She also worked for PepsiCo, Inc. from 1989 to 1992 in its international audit division, and was a certified public accountant in the audit division of Deloitte & Touche from 1986 to 1989. Ms. Duncan received her B.S. from Louisiana State University in 1985 and her M.B.A. from the Wharton School, University of Pennsylvania, in 1994.

Robert Horton joined us in August 2002 and serves as senior vice president and general counsel and as secretary. Prior to joining us, Mr. Horton served with Goodwin Proctor LLP from 2001 - 2003 and with Friedman Siegelbaum LP from 1996 - 2001, in their New York law offices. Prior thereto, Mr. Horton served with Balber Pickard et. al. (formerly, Stults Balber Horton and Slotnick) in New York City. He has served in the JAG Corps and in New Jersey and New York City government. He has practiced corporate and securities law for over 25 years and represented us since shortly after our formation. He was graduated Beta Gamma Sigma from the University of Virginia in 1961 and Order of the Coif from the University of Chicago, where he received his law degree, in 1964. He is a member of the California and New York bars.

Warren Stern, Ph.D. joined us as a consultant in September 2003 and started full-time in December 2003 as senior vice president, drug development. Dr. Stern also serves as a director of Nascime Limited. Previously he was senior vice president of scientific and medical Services at PAREXEL International Corporation, a major contract research organization, or CRO, where he had worked for the past five and one-half years. Dr. Stern has also held senior level positions in clinical research at Cato Research Ltd., a CRO, Forest Laboratories, Inc. and earlier, Burroughs Wellcome Co. Previously, Dr. Stern was president and CEO of Pharmatec Inc., a CNS-oriented drug delivery company. He has also founded two drug delivery companies, Research Triangle Pharmaceuticals and Nobex, Inc. Dr. Stern has over 25 years' experience in drug development in CNS and other fields. He directed the successful NDA submissions of bupropion (Wellbutrin) and citalopram (Celexa). He has performed preclinical studies and clinical trials in psychopharmacology and published some 90 papers describing the results of his research in animal pharmacology and CNS-oriented clinical trials. Dr. Stern is the inventor on six patents, including patents related to CNS products, and two drug delivery systems. He received his Ph.D. in psychopharmacology from Indiana University in 1969 and completed postdoctoral fellowships at Boston State Hospital and at the Worcester Foundation for Experimental Biology.

Bernard Beer, Ph.D.is a co-founder and has served as director and co-chairman of our board of directors since our inception in April 1995 and as president throughout this period until his retirement as president in March 2004. Dr. Beer will resign from our board of directors effective March 15, 2005. Dr. Beer provides consulting services to us as needed. Prior to his retirement Dr. Beer’s employment terms were the same as Dr. Lippa’s. From 1977 to 1995, Dr. Beer was employed by American Cyanamid, now Wyeth, and served as its Global Director of Central Nervous System Biological and Clinical Research. Dr. Beer has extensive experience in pharmaceutical research starting at Squibb Corporation from 1966 to 1976 where he was section head, Neuropsychopharmacology. He is currently an adjunct professor of psychiatry at the New York University School of Medicine and a special professor in pharmacology at Boston University Medical School. Dr. Beer received his B.A. from Brooklyn College in 1956 and his M.S. and Ph.D. from The George Washington University in 1961 and 1966, respectively.

Zola Horovitz, Ph.D. has been a member of our board of directors since our inception in April 1995. Dr. Horovitz currently is a consultant to the pharmaceutical and biotechnology industries and serves as a director of Genvec, Inc., BioCryst Pharmaceuticals, Inc., Palatin Technologies, Inc., Avigen, Inc., Genaera Pharmaceuticals, Inc., Immunicon Corp. and Nitromed, Inc. Before joining us, Dr. Horovitz served 35 years in various managerial and research positions at Bristol-Myers Squibb and its affiliates. At Bristol-Myers Squibb, Dr. Horovitz served as vice president, business development and planning from 1991-1994, vice president, licensing in 1990, and vice president, research, planning and scientific liaison from 1985-1989. Dr. Horovitz received a B.S. in pharmacy and his M.S. and Ph.D. in pharmacology from the University of Pittsburgh in 1955, 1958 and 1960 respectively.

Patrick Ashe has been a member of our board of directors since January 1999. He currently serves as senior vice president, business development at AGI Therapeutics, Ltd. From May 1994 to November 2001, Mr. Ashe served as vice president, commercial development at Elan Pharmaceutical Technologies, a division of Elan Corporation, plc. Additionally, from January 1999 to November 2001, Mr. Ashe served as co-manager, and currently serves as a director, of Nascime Limited. Mr. Ashe was graduated from University College Dublin with a B.Sc. in pharmacology in 1985 and completed his M.B.A. at Dublin City University's Business School in 1994.

Daniel S. Van Riper became a member of our board of directors in March 2002. Mr. Van Riper is also a director of Hubbell Incorporated, where he serves on both the audit and finance committees, a director of New Brunswick Scientific Co., Inc. where he serves on the compensation and governance committee and a director of 3D Systems Corporation. Mr. Van Riper currently serves as special advisor to Sealed Air Corporation, where he previously served as senior vice president and chief financial officer from July 1998 to January 2002. He is a former director of Millennium Chemicals Inc., where he served on the audit committee and chaired the compensation committee. Previously, Mr. Van Riper was a partner of KPMG LLP, where he worked from June 1962 to June 1998. Mr. Van Riper was graduated with high honors and a B.S. in accounting and completed his M.B.A. in economics and finance from Rutgers University. He is a certified public accountant and is a member of the American Institute of Certified Public Accountants and Beta Gamma Sigma, national honorary business fraternity.

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

Jonathan Silverstein became a member of our board of directors in December 2003. Mr. Silverstein is a general partner of OrbiMed Advisors LLC., a health care fund manager based in New York. Mr. Silverstein is also a director of Given Imaging, Ltd., Emphasys Medical, Avanir Pharmaceuticals and Predix Pharmaceuticals. Mr. Silverstein is a former director of LifeCell Corporation, Orthovita and Auxilium Pharmaceuticals. From 1996 to 1998, he was the director of life sciences at Sumitomo Bank Limited.  From 1994 to 1996, he was an associate at Hambro Resource Development. Mr. Silverstein has a B.A. in economics from Denison University and a J.D. and M.B.A. from the University of San Diego.

Board Committees

Audit Committee and Audit Committee Financial Expert

We have an established audit committee comprised solely of non-management directors all of whom are independent under both Section 10A of the Securities Act of 1934, or Exchange Act, and under the Nasdaq marketplace rules. The audit committee determines the selection and retention of our independent registered public accounting firm, reviews the scope and results of audits, submits appropriate recommendations to the board of directors regarding audits, reviews our internal controls, provides pre-approval of principal accountant fees and services and is responsible for reviewing quarterly and annual filings with the SEC and releases containing our financial statements. The current members of the audit committee are Theresa Bischoff, Zola Horovitz and Daniel Van Riper (chairman). The audit committee met six times during 2004. Our board of directors has determined that our audit committee members are independent and that Daniel Van Riper and Theresa Bischoff each qualify as an audit committee financial expert in accordance with SEC rules. For Mr. Van Riper’s and Ms. Bischoff’s relevant experience, see their biographies listed in “Executive Officers and Directors” above.

Compensation Committee

The compensation committee reviews and approves the compensation of our executive officers and directors, carries out duties under our incentive compensation plans and other plans approved by us as may be assigned to the committee by the board of directors and makes recommendations to the board of directors regarding these matters. The committee also reviews and approves the compensation including stock option grants of all new employees and promotions if their compensation reaches $150,000 per annum plus the aggregate allowance for raises, bonuses and options to be awarded annually to all non-executive employees. The current members of the compensation committee are Patrick Ashe, Zola Horovitz (chairman) and Daniel Van Riper. The compensation committee met or acted by unanimous written consent five times during 2004.

Search and Nominating Committee

The search and nominating committee has the responsibility of identifying, recommending and nominating a director to fill any existing board vacancies. It may also make recommendations regarding an increase in board size and candidates to fill membership increases. Its members are Bernard Beer (chairman), Theresa Bischoff and Jonathan Silverstein. It met once during 2004. While the nominating committee has operated pursuant to resolution as permitted by Nasdaq rules, the board has directed that a formal charter be adopted in the first half of 2005. Dr. Beer is not considered independent and will resign from our board of directors and this committee effective March 15, 2005. The two continuing committee members are independent. The committee will consider nominees recommended by security holders pursuant to procedures to be set forth in our proxy statement.

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

Based solely on a review of filings with the SEC, we believe that other than the exceptions detailed below, all of our directors and executive officers have complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, during fiscal 2004.

Reporting Requirement
Name	Form	Required Filing Date	Actual Filed Date
Phil Skolnick	Form 4	January 11, 2004	February 17, 2004
Bernard Beer	Form 4	January 28, 2004	February 17, 2004
Barbara Duncan	Form 4	January 28, 2004	February 17, 2004
Robert Horton	Form 4	January 28, 2004	February 17, 2004
Arnold Lippa	Form 4	January 28, 2004	February 17, 2004
Zola Horovitz	Form 4	May 26, 2004	July 9, 2004
Patrick Ashe	Form 4	May 26, 2004	July 9, 2004
Daniel S. Van Riper	Form 4	May 26, 2004	July 9, 2004

We undertake to prepare Section 16 filings for our officers and directors. The late Form 4s in the case of directors resulted from finalization of the form of option in July for options granted at the May annual meeting and in the case of the officers to documentation of options granted by the compensation committee in January but documented in minutes prepared in February.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for the years indicated as to our CEO and the four additional most highly compensated executive officers (the named executives) based on salary and bonus for the fiscal years ended December 31, 2002, 2003 and 2004. In addition, we have included information for our former president who retired effective March 15, 2004.

				Long-Term Compensation
				Awards
	Annual Compensation			Securities Underlying	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Options(1)	Compensation
Arnold S. Lippa, Ph.D.(2)	2004	$363,212	$125,000	25,000	$33,895
Co-Chairman, Chief	2003	325,769	50,000	—	30,408
Executive Officer and President	2002	296,154	110,000	—	30,218

Phil Skolnick, Ph.D., D.Sc. (hon)(3)	2004	299,038	50,000	100,000	13,290
Senior Vice President, Research and	2003	273,558	30,000	—	8,100
Chief Scientific Officer	2002	250,000	40,000	—	8,100

Barbara Duncan (4)	2004	298,077	50,000	125,000	12,300
Senior Vice President, Finance, Chief	2003	258,942	30,000	—	8,100
Financial Officer and Treasurer	2002	235,288	75,000	—	8,100

Robert Horton (5)	2004	307,211	50,000	25,000	15,048
Senior Vice President, General	2003	250,000	—	—	9,525
Counsel and Secretary	2002	87,500	—	250,000	2,700

Warren Stern (6)	2004	300,000	—	—	13,815
Senior Vice President, Drug	2003	24,077	—	285,000	46,000
Development

Bernard Beer, Ph.D.(7)	2004	441,988	75,000	25,000	79,225
Co-Chairman	2003	325,769	50,000	—	30,704
	2002	296,154	110,000	—	27,229

(1)	Does not reflect bonuses paid and options granted in 2005 to the five named executive officers aggregating $400,000 and 120,000 respectively.

(2)
All other compensation represents $16,723, $16,668, and $16,800 in 2004, 2003 and 2002 for automobile allowance, $8,018, $13,740, $13,418 in 2004, 2003 and 2002, for life insurance premiums and $9,154 for advances repaid in 2005.

(3)	All other compensation represents $12,000, $8,100 and $8,100 in 2004, 2003 and 2002 for automobile allowance and $1,290 in 2004 for life insurance premiums.

(4)	All other compensation represents $12,000, $8,100 and $8,100 in 2004, 2003 and 2002 for automobile allowance and $300 in 2004 for life insurance premiums.

(5)
All other compensation represents $12,000, $8,100 and $2,700 in 2004, 2003 and 2002 for automobile allowance $3,048 in 2004 for life insurance premiums and $1,425 in 2003 for moving expenses. Mr. Horton joined us effective August 16, 2002.

(6)
All other compensation represents $12,000 and $1,000 in 2004 and 2003 for automobile allowance, $45,000 in 2003 for consulting expenses and $1,815 in 2004 for life insurance premiums. Dr. Stern joined the Company effective December 2, 2003.

(7)
Dr. Beer retired as president of the Company effective March 15, 2004 and will resign from our board of directors effective March 15, 2005. In connection with his retirement, Dr. Beer received a year’s salary of $365,750. He continues as co-chairman of the board. All other compensation represents $4,200, $16,800 and $16,800 in 2004, 2003 and 2002 for automobile allowance; $7,756, $13,904, and $10,429 in 2004, 2003, and 2002, for life insurance premiums; and $56,269 and $11,000 in 2004 for unused vacation and medical insurance for one year paid at time of retirement.

Option Grants in Last Fiscal Year

The following table sets forth information with respect to the named executives concerning the grant of stock options during 2004. All the options were granted at the fair market value on the date of grant as determined by the Board of Directors.

Individual Grants
Name	Options Granted in 2004	% of Total Options Granted in 2004	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Present Value

Arnold S. Lippa, Ph.D.	25,000	4.1%	$13.66	1/26/2014	$277,527
Phil Skolnick, Ph.D. D. Sc. (hon)	100,000	16.4	13.58	1/09/2014	1,107,865
Barbara Duncan(1)	125,000	20.5	12.96	8/3/2014	1,282,902
Robert Horton	25,000	4.1	13.66	1/26/2014	277,527
Warren Stern	—	—	—	—	—

(1)
25,000 options were granted on January 26, 2004 at an exercise price of $13.66 and 100,000 options were granted on August 3, 2004 in connection with renewal of employment agreement at an exercise price of $12.79.

Option Exercises in Last Fiscal Year and Year-End Option Values

The following table sets forth certain information as of December 31, 2004, regarding options held by the named executives.

	Shares		Number of Securities Underlying Unexercised Options at Fiscal Year-End(1)		Value ($) of Unexercised in-the-Money Options at Fiscal Year-End(2)
Name	Acquired on Exercise	Value ($) Realized	Number Exercisable	Number Unexercisable	Value ($) Exercisable	Value ($) Unexercisable
Arnold S. Lippa, Ph.D.	—	—	210,600	25,000	$3,239,028	$109,750
Phil Skolnick, Ph.D. D. Sc. (hon)	40,000	548,112	325,000	100,000	4,962,750	447,000
Barbara Duncan	—	—	324,500	125,000	4,555,980	635,750
Robert Horton(3)	90,500	1,048,042	137,498	87,502	1,876,848	962,902
Warren Stern	—	—	—	285,000	—	766,650

(1)	Includes both in-the money and out-of-the-money options.
(2)	Fair value of DOV’s common stock at December 31, 2004 ($18.05 based on the closing sales price reported on Nasdaq) less the exercise price.
(3)	Includes 40,500 options (adjusted for subsequent 1.62-for-1 stock split) at an exercise price of $2.78 (as so adjusted) granted in May 2000 before employment.

Compensation of the Chief Executive Officer

Dr. Lippa’s base salary during fiscal year 2004 was $366,025 and his aggregate bonus was $125,000.

Compensation of Directors

Our outside directors each receive $4,000 for each quarterly board and certain members receive 15,000 options for a full year of service on the annual meeting date. In 2004, Dr. Horovitz, Mr. Ashe and Mr. Van Riper each received 15,000 options at an exercise price of $15.04 per share. These options will become exercisable in equal (25%), annual installments, after the completion of each full year of service following such grant. Our compensation committee members receive $1,000 for each meeting in which they participate with a limit of one such payment per quarter and the chairman of the compensation committee receives additional compensation of $500 per quarter. Our audit committee members receive $1,000 for each meeting in which they participate and the chairman of the audit committee receives additional compensation of $3,000 per quarter. We have agreed to reimburse our directors for their reasonable expenses incurred in attending meetings of the board of directors and its committees.

Employment Agreements

Arnold S. Lippa, Ph.D. We have entered into an employment agreement with Dr. Lippa (as extended in January 2005), which provides for his employment as CEO. Dr. Lippa's base compensation was $366,025 for 2004, and his base compensation was increased by 10% in December 2004. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, his employment agreement provides that if we should merge or consolidate with or into an unrelated entity, sell all or substantially all our assets, or enter into a transaction or series of transactions with the result that 51% or more of our capital stock is transferred to one or more unrelated third parties, Dr. Lippa is entitled to receive a bonus equal to 2% of the gross proceeds of such sale (as defined in the agreement). We are obligated to continue to pay Dr. Lippa his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Dr. Lippa terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Dr. Lippa without cause, he is entitled to receive his base and incentive compensation and the continuation of all benefits for two years from the date of termination, and all stock options granted to him will immediately vest. The agreement also requires Dr. Lippa to refrain from competing with us and from soliciting our clients and customers for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

Phil Skolnick, Ph.D., D.Sc.(hon). In connection with his employment by us in January 2001, we entered into an employment agreement (as amended in January 2004) with Dr. Skolnick, which provides for his employment as Senior Vice-President, Research and Chief Scientific Officer until January 19, 2007. Under the agreement, we will pay Dr. Skolnick base compensation of at least $300,000 per year. For 2005, we will pay him $330,000 in base salary. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, upon the commencement of Dr. Skolnick's employment, we granted him options to purchase 405,000 shares of our common stock (adjusted for subsequent 1.62-for-1 stock split) at an exercise price of $2.78 per share (as so adjusted). The options are completely vested. In addition, in January 2004, in connection with renewal of his employment agreement, we granted him options to purchase 100,000 shares of our common stock at an exercise price of $13.58 per share that vest 50% on July 9, 2005 and will continue to vest ratably thereafter over the next six quarters. We are obligated to continue to pay Dr. Skolnick his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Dr. Skolnick terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Dr. Skolnick without cause, he is entitled to receive his base compensation for the balance of his employment agreement, namely January 19, 2007, and stock options granted to him will immediately except that the options granted in January 2004 will vest on a schedule of 25,000 if the change of control occurs within the first year, 37,500 to the extent not vested if the change of control occurs within the second year and the balance of 100,000 to the extent not vested if the change of control occurs within the third year. The agreement also requires Dr. Skolnick to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

Barbara Duncan. In connection with her employment by us in August 2001, we entered into an employment agreement with Ms. Duncan (as amended in August 2004), which provides for her employment as Vice President, Finance and Chief Financial Officer until August 21, 2007. Ms. Duncan’s title was changed to Senior Vice President, Finance and Chief Financial Officer in February 2005. Under the agreement, we will pay Ms. Duncan base compensation of at least $300,000 per year. For 2005, we will pay her $330,000 in base salary. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, upon the commencement of Ms. Duncan's employment, we granted her options to purchase 364,500 shares of our common stock (adjusted for subsequent 1.62-for-1 stock split) at an exercise price of $4.01 per share (as so adjusted). The options are completely vested. In addition, in August 2004, in connection with renewal of her employment agreement, we granted her options to purchase 100,000 shares of our common stock at an exercise price of $12.79 per share that vest 50% on February 3, 2006 and will continue to vest ratably thereafter over the next six quarters. We are obligated to continue to pay Ms. Duncan her base and incentive compensation and to continue her benefits for a period of nine months if she is terminated upon becoming disabled or for a period of 90 days upon her death. If Ms. Duncan terminates her employment with us for good reason, or within six months of a change of control, or if we terminate Ms. Duncan without cause, she is entitled to receive her base compensation for the balance of the employment agreement, namely August 21, 2007, and all stock options granted to her will immediately vest. The agreement also requires Ms. Duncan to refrain from competing with us and from soliciting our customers and clients for the duration of her employment and for a period following employment equal to the length of time we make severance payments to her.

Robert Horton. In connection with his employment by us in August 2002, we entered into an employment agreement with Mr. Horton, which provides for his employment as Vice President and General Counsel until August 16, 2005. Mr. Horton’s title was changed to Senior Vice President and General Counsel in February 2005. Under the agreement, we will pay Mr. Horton base compensation of at least $250,000 per year. For 2005, we will pay him $330,000 in base salary. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, upon the commencement of Mr. Horton's employment, we granted him options to purchase 250,000 shares of our common stock at an exercise price of $4.40 per share. The options vested 50% on March 12, 2004 and will continue to vest ratably thereafter over the next six quarters. We are obligated to continue to pay Mr. Horton his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Mr. Horton terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Mr. Horton without cause, he is entitled to receive his base compensation for balance of his employment agreement, namely August 16, 2005, and all stock options granted to him will immediately vest. The agreement also requires Mr. Horton to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

Warren Stern, Ph.D. In connection with his engagement in September 2003, Dr. Stern and we entered into a consulting agreement and an employment agreement. The employment agreement provides for Dr. Stern to serve as Senior Vice President, Drug Development until September 10, 2006. Under the consulting agreement, pending commencement of full-time employment, we paid Dr. Stern $45,000. Under the employment agreement, once Dr. Stern commenced full-time employment in December 2003, we have agreed to pay him $300,000 per year. For 2005, we will pay him $330,000 in base salary. The employment agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, as of September 10, 2003, we granted Dr. Stern options to purchase 285,000 shares of our common stock at an exercise price of $15.36 per share. The options vest 50% on June 2, 2005, with the remainder vesting ratably, on quarterly basis, over the next 18 months. We are obligated to continue to pay Dr. Stern his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Dr. Stern terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Dr. Stern without cause, he is entitled to receive his base compensation for the balance of his employment agreement, namely September 10, 2006, and stock options granted to him will immediately vest. The employment agreement also requires Dr. Stern to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the time we make severance payments to him.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 17, 2005, certain information regarding the beneficial ownership of our common stock by:

•	each person known by us to beneficially own 5% or more of a class of our common stock;

•	each of our directors;

•	each of our executive officers for whom compensation information is given in the Summary Compensation Table in Part III, Item 11 of this Form 10-K; and

•	all our directors and executive officers of as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC (Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended) and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares to which an individual or entity has the right to acquire beneficial ownership within 60 days of February 17, 2005, through the exercise of any warrant, stock option or other right. The inclusion in this calculation of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class(1)
OrbiMed Advisors, LLC(2) 767 Third Avenue 30th Floor New York, NY 10017	2,251,428	9.8%
Columbia Wanger Asset Management, L.P.(3) 227 West Monroe Street, Suite 3000 Chicago, IL 60606	1,495,000	6.6
Arnold S. Lippa(4)	1,139,800	5.0
Bernard Beer	959,245	4.2
Barbara G. Duncan(5)	324,500	1.4
Phil Skolnick(6)	325,000	1.4
Robert Horton(7)	158,330	*
Zola Horovitz(8)	151,150	*
Patrick Ashe(9)	79,950	*
Daniel S. Van Riper(10)	21,975	*
Theresa A. Bischoff(11)	6,075	*
Warren Stern(12)	—	—
Jonathan Silverstein(13)	—	—
All directors and executive officers as a group (11 persons)(14)	3,166,025	13.3
_______________
*Less than one percent.

(1)	As of February 17, 2005, the number of outstanding shares of our common stock and common stock equivalents was 22,667,929.
(2)
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

(3)	The information reported herein is based solely upon public filings made with the SEC by or on behalf of the beneficial holder so listed.
(4)
Includes 929,200 shares of common stock and options to purchase 210,600 shares of common stock that are currently exercisable. Excludes options to purchase 70,000 shares of common stock that are not exercisable within 60 days of February 17, 2005.

(5)
Includes 25,000 shares of common stock and options to purchase 299,500 shares of common stock that are currently exercisable. Excludes options to purchase 125,000 shares of common stock that are not exercisable within 60 days of February 17, 2005.

(6)
Includes options to purchase 325,000 shares of common stock that are currently exercisable. Excludes options to purchase 125,000 shares of common stock that are not exercisable within 60 days of February 17, 2005.

(7)
Includes options to purchase 158,330 shares of common stock that are currently exercisable. Excludes options to purchase 91,670 shares of common stock that are not exercisable within 60 days of February 17, 2005.

(8)
Includes 50,200 shares of common stock and options to purchase 100,950 shares of common stock that are currently exercisable. Excludes options to purchase 26,250 shares of common stock that are not exercisable within 60 days of February 17, 2005.

(9)
Includes options to purchase 79,950 shares of common stock that are currently exercisable. Excludes options to purchase 26,250 shares of common stock that are not exercisable within 60 days of February 17, 2005.

(10)
Includes options to purchase 21,975 shares of common stock that are currently exercisable. Excludes options to purchase 33,325 shares of common stock that are not exercisable within 60 days of February 17, 2005.

(11)
Includes options to purchase 6,075 shares of common stock that are currently exercisable. Excludes options to purchase 18,225 shares of common stock that are not exercisable within 60 days of February 17, 2005.

(12)	Excludes options to purchase 310,000 shares of common stock that are not exercisable within 60 days of February 17, 2005.
(13)
Mr. Silverstein is a managing director of OrbiMed Advisors, LLC that, together with certain funds managed by OrbiMed, owns the securities referenced in footnote 2 above.  Mr. Silverstein's beneficial ownership does not include beneficial ownership of the securities that are presented for OrbiMed Advisors, LLC in this principal stockholder table.

(14)
Includes options to purchase 1,202,380 shares of common stock that are exercisable within 60 days of February 17, 2005. Excludes options to purchase 825,720 shares of common stock that are not exercisable within 60 days of February 17, 2005.

Stock Option Plans

The following table provides information with respect to compensation plans under which equity compensation is authorized at December 31, 2004.

	Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issue
Equity Compensation Plans Approved by Shareholders	2,646,176	$7.72	758,503
Equity Compensation Plan Not Approved by Shareholders	—	—	—
Total	2,646,176	$7.72	758,503

1998 Stock Option Plan

Our 1998 Stock Option Plan, adopted by our board of directors and approved by our stockholders in September 1998, provided for the issuance of 2,025,000 shares of our common stock. As of December 31, 2004, options to purchase 471,100 shares of our common stock were outstanding under our 1998 Stock Option Plan. Options to purchase an aggregate of 671,810 shares of common stock have been exercised under our 1998 Stock Option Plan. Generally, options granted under our 1998 Stock Option Plan vest 50% six months from the date of grant and 50% eighteen months from the date of grant. All options generally terminate on the tenth anniversary of the date of grant. In the event of a change in control, all options will become immediately exercisable. The Compensation Committee administers the 1998 plan. We will not make any additional grants under our 1998 Stock Option Plan.

Stock Option Grant to Phil Skolnick

In connection with the commencement of Dr. Skolnick's employment with us in January 2001, we granted him stock options to acquire 405,000 shares of our common stock at an exercise price of $2.78 per share (such shares and price as adjusted for our subsequent 1.62-for-1 stock split). Although Dr. Skolnick's 405,000 options were not granted under our 1998 Stock Option Plan or our 2000 Stock Option and Grant Plan, the options were charged against the total number of options available for future grants under our 2000 Stock Option and Grant Plan. As of December 31, 2004, all the 325,000 options outstanding were vested. During 2004, Dr. Skolnick exercised 40,000 options.

2000 Stock Option and Grant Plan

Our board of directors adopted, and our stockholders approved, our 2000 Stock Option and Grant Plan, or 2000 Plan, in November 2000. In May 2003 and 2004, our stockholders approved an amendment to the 2000 Plan to increase the number of shares authorized for grant by 500,000 and 750,000 shares, respectively. The 2000 Plan now provides for the issuance of up to 2,942,090 shares of common stock plus that number of shares of common stock underlying any future termination, cancellation or reacquisition of options granted under the 2000 Plan or 1998 Stock Option Plan. Additionally, if any of the 405,000 options granted to Dr. Skolnick are terminated, canceled or otherwise reacquired by us, that number of reacquired shares will also become available for issuance under the 2000 Stock Option and Grant Plan. As of December 31, 2004, options to purchase 1,850,076 shares of common stock were outstanding and 758,503 shares of common stock were available for future grants under the 2000 Plan. Options to purchase an aggregate of 340,801 shares of common stock have been exercised under our 2000 Plan. Our compensation committee administers the 2000 Plan.

Under the 2000 Plan, our compensation committee may among other things:

•	grant incentive stock options;

•	grant non-qualified stock options;

•	grant stock appreciation rights;

•	issue or sell common stock with or without vesting or other restrictions; and

•	grant common stock upon the attainment of specified performance goals.

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

Options typically terminate ten years from the date of grant and may be exercised for specified periods after the termination of the optionee's employment or other service relationship with us. Upon the exercise of options, the option exercise price must be paid in full either in cash or by certified or bank check or other instrument acceptable to the committee.

Non-qualified stock options may be granted under the 2000 Plan at prices that are less than the fair market value of the underlying shares on the date granted. Restricted stock awards may be granted to eligible service providers at the compensation committee's discretion. The compensation committee determines the terms of restricted stock awards and a restricted stock agreement may give us the option, or impose an obligation, to repurchase some or all of the shares of restricted stock held by a grantee upon the termination of the grantee's employment or other service relationship with us. Restricted stock awards will vest at a rate determined by the compensation committee and may be granted without restrictions.

Stock appreciation rights may be granted to eligible service providers at the compensation committee's discretion. Stock appreciation rights entitle the optionee to elect to receive an amount of cash or shares of stock or a combination thereof having a value equal to the excess of the value of the stock on the date of exercise over the exercised price of the award. The terms of the stock appreciation rights will be determined by the compensation committee. Stock appreciation rights will generally terminate upon the termination of an optionee's employment or other service relationship with us.

The 2000 Plan and all awards granted under the plan will terminate upon a merger, reorganization or consolidation, the sale of all or substantially all our assets or all our outstanding capital stock or a liquidation or other similar transaction, unless we and the other parties to such transactions agree otherwise. All participants under the 2000 Plan will be permitted to exercise before any such termination of all awards held by them that are then exercisable or will become exercisable upon the closing of the transaction. Under employment agreements with executive officers and certain employees as well as certain options granted to directors, vesting may be accelerated in connection with a change of control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 1999, we established a joint venture with Elan to develop controlled release formulations of bicifadine and ocinaplon. Elan provided us with debt and equity financing to fund our investment in the joint venture and our share of the operations of the joint venture. Elan purchased, for an aggregate of $3.0 million, 525,025 shares of our common stock, 354,643 shares of series B preferred stock, and warrants to purchase 121,500 shares of our common stock at an exercise price of $3.41 per share (such shares and price as adjusted for the 1.62-for-1 stock split in April 2002). We issued Elan a convertible promissory note for $8.01 million and Elan provided us a $7.0 million convertible line of credit promissory note, which expired in March 2002. In March 2003, we and Elan agreed to amend the convertible promissory note to eliminate the exchange feature pursuant to which Elan could have exchanged the note for an approximate 30% position in the joint venture, thereby making our equity positions equal. In connection with this amendment, we granted Elan warrants to purchase 75,000 shares of our common stock at an exercise price of $10.00 per share. As of December 31, 2004 all equity and debt instruments previously issued to Elan had been disposed of by Elan such that they no longer hold an ownership interest in the Company.

In October 2003, we entered into an agreement with Elan to acquire 100% ownership of Nascime Limited, the joint venture's operating company, established to develop controlled release formulations of bicifadine and ocinaplon and to terminate the joint venture. In connection with the acquisition, we paid $5.0 million to a subsidiary of Elan in respect of its by then diluted 17% equity stake in the joint venture.  Elan granted to the operating company a non-exclusive, royalty-free, perpetual, worldwide license to make and sell the two product candidates in controlled release formulations using the Elan intellectual property licensed to the joint venture, including that developed during the venture. In connection with the license grant, Elan will be entitled to receive up to an aggregate of $3.0 million when the products are licensed or come to market. In the ordinary course of its business and prior to the termination of the joint venture, DOV Bermuda incurred expenses for formulation development work provided by Elan. These expenses amounted to approximately $509,000 in 1999, $1.6 million in 2000, $1.8 million in 2001, $1.2 million in 2002 and $854,000 in 2003. For a further discussion of our collaboration with Elan, please refer to the text in subheading “Collaborations and Licensing Agreements-Elan Corporation, plc and Elan International Services, Ltd.” under the “Business” section.

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

Mr. Gary Beer, son of Dr. Bernard Beer a director of the Company, is employed by us as Vice President of Data Management. During 2004, he was paid $173,000 in salary, $10,000 in bonuses and was awarded options to purchase 11,000 shares of our common stock. Dr. Beer will resign from our board of directors effective March 15, 2005.

In July 2003, we concluded a private placement of 1,428,571 shares of our common stock and three-year warrants to purchase an aggregate of 392,857 shares of our common stock at an exercise price of $16.00 per share to a group of funds managed by OrbiMed Advisors, LLC, for gross proceeds of $15,000,000. The investors also received the right to nominate a director to our board of directors. Jonathan Silverstein, a director of OrbiMed Advisors, LLC joined our board effective December 19, 2003.

On March 15, 2004, our co-founder and president, Dr. Bernard Beer, retired. In connection with his retirement, we entered into a severance agreement with him that provided for the termination of his employment agreement, a year’s salary of $365,750, and payment of his unused vacation of $56,269 and health insurance premiums of approximately $11,000. Dr. Beer remains as co-chairman of our board of directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee regularly reviews and determines whether specific projects or expenditures with our independent registered public accounting firm, PricewaterhouseCoopers LLP, potentially affects their independence. The audit committee's policy is to pre-approve all audit and permissible non-audit services provided by PricewaterhouseCoopers LLP. Pre-approval is generally provided by the audit committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The audit committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management is required to provide quarterly updates to the audit committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date.

The aggregate fees and expenses billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers LLP, with respect to fiscal years ended 2003 and 2004 were as follows:

		Years Ended December 31,
		2003	2004
(1)	Audit	$238,180	$420,100
(2)	Audit Related	—	15,000
(3)	Tax	34,000	118,000
(4)	All Other	—	—
	Total	$272,180	$553,100

Audit fees include fees for the audit of our 2003 financial statements and the integrated audit of our 2004 financial statements, management’s assessment of the effectiveness of internal control over financial reporting at December 31, 2004 (Sarbanes-Oxley 404 compliance) and the effectiveness of internal control of financial reporting at December 31, 2004. Audit fees also include quarterly reviews, the 2003 and 2004 audit fee for Nascime Ltd., our wholly-owned subsidiary, fees for review of the S-8 filing for our shareholder rights plan, fees for review of S-1 filings and fees for review of our convertible debt offering. Audit fees related to the Sarbanes-Oxley 404 compliance in 2004 totaled $125,000. In 2003, tax related fees include fees for tax advice in relation to our acquisition of 100% of the equity of Nascime and for tax return preparation services. In 2004, tax related fees include fees for tax advice in relation to Nascime, an analysis of the Section 382 limitations on the utilization of NOL’s, and tax return preparation services. In 2004, audit related fees are attributable to the review of the Merck agreement.

Non-Audit Services

  Prior to adoption of the Sarbanes-Oxley Act of 2002, our audit committee’s charter required pre-approval of all non-audit services by our independent registered public accounting firm, PricewaterhouseCoopers LLP, which would include the following: tax research and consultations; international tax consulting; tax assistance and compliance in international locations; assistance with transfer pricing; expatriate tax services; consultations and assistance with other taxes including state and local taxes, sales and use taxes, customs and duties; review of intercompany agreements; and assistance with international manufacturing tax issues. The audit committee’s amended charter adopted in March 2004 continues pre-approval requirements for permitted and non-audit services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	List of Financial Statements.

The following financial statements of DOV Pharmaceutical, Inc. and Report of PricewaterhouseCoopers LLP are included in this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2003 and 2004
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004
Consolidated Statements of Stockholders’ (Deficit)/ Equity for the Years Ended December 31, 2002, 2003 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004
Notes to Consolidated Financial Statements

The following financial statements of DOV (Bermuda), Ltd. (A Development Stage Company) and Report of PricewaterhouseCoopers LLP are included in this report:
Report of Independent Registered Public Accounting Firm
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

We filed current reports on Form 8-K for the fourth quarter of 2004 on November 9, 2004 (Items 2.02 and 9.01), December 15, 2004 (Items 7.01, 8.01, and 9.01), December 16, 2004 (Items 8.01 and 9.01), December 21, 2004 (Items 8.01 and 9.01) and December 23, 2004 (Items 1.01, 2.03, 3.02, and 9.01).

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

10.3
License Agreement dated as of May 29, 1998, by and between Registrant and American Cyanamid Company (filed as Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-81484) on February 6, 2002 and incorporated herein by reference).1

10.4
Sublicense and Development Agreement dated as of June 30, 1998, by and between Registrant and Neurocrine Biosciences, Inc. as amended by that certain Consent and Agreement referred to in item 10.33 (filed as Exhibit 10.4 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-81484) on April 24, 2002 and incorporated herein by reference).1

10.5
License, Research and Development Agreement dated as of January 12, 2001, by and between Registrant and Biovail Laboratories Incorporated as amended by that certain Confidential Patent License, Settlement, and Special Mutual Release Agreement (filed as Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-81484) on February 6, 2002 and incorporated herein by reference).1

10.6
Guaranty dated as of January 12, 2001, by Biovail Corporation in favor of Registrant (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

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
10.10
License Agreement dated as of January 20, 1999, by and between Registrant and Nascime Limited as amended by that certain Termination Agreement referred to in item 10.39 (filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-81484) on February 6, 2002 and incorporated herein by reference).1

10.11
License Agreement dated as of January 20, 1999, by and between Nascime Limited and Elan Corporation, plc as amended by that certain Termination Agreement referred to in item 10.39 (filed as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-81484) on February 6, 2002 and incorporated herein by reference).1

10.14
Registration Rights Agreement dated as of January 21, 1999, by and between Registrant and Elan International Services, Ltd. for shares of common stock received pursuant to the Securities Purchase Agreement as amended by that certain Letter Agreement and further amended by that certain Termination Agreement referred to in item 10.39 (filed as Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333- 81484) on January 28, 2002 and incorporated herein by reference).

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
10.24
2000 Stock Option and Grant Plan (filed as Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference) as amended by the Amended and Restated 2000 Stock Option and Grant Plan and the Second Amendment thereto (each filed as Appendix C to the Proxy Statement dated April 26, 2004).

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
10.27
Extensions of Employment Agreement dated as of December 10, 2001 and January 25, 2005, by and between Registrant and Arnold S. Lippa (filed as Exhibit 10.27 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-81484) on April 5, 2002 and as Exhibit 10.1 to the Current Report on Form 8-K on January 28, 2005 and incorporated herein by reference).

10.33
Consent and Agreement dated as of March 24, 2003, by and between Registrant, Neurocrine Biosciences, Inc. and ACY (filed as Exhibit 10.35 to the Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

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

10.40
Restated Employment Agreement dated as of January 19, 2004, by and between Registrant and Philip Skolnick (filed as Exhibit 10.40 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

10.41
Employment Agreement dated as of July 29, 2002, by and between Registrant and Robert Horton (filed as Exhibit 10.41 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

10.42
Employment Agreement dated as of September 10, 2003, by and between Registrant and Warren Stern (filed as Exhibit 10.42 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

10.43
Severance Agreement dated as of March 12, 2004, by and between Registrant and Bernard Beer (filed as Exhibit 10.43 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

10.44
Third Amendment to Lease Agreement dated as of February 13, 2004, by and between Continental Investors, L.P. and Registrant for commercial premises located at 433 Hackensack Avenue, Hackensack, New Jersey (filed as Exhibit 10.44 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

10.45	Audit committee charter dated March 14, 2005.
10.46
Fourth Amendment to Lease Agreement dated as of March 11, 2004, by and between Continental Investors, L.P. and Registrant for commercial premises located at 433 Hackensack Avenue, Hackensack, New Jersey (filed as Exhibit 10.46 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

10.47
Securities Purchase Agreement dated as of March 29, 2004 by and between Registrant and Acqua Wellington Opportunity I Limited (filed as Exhibit 10.47 to the Registration Statement on Form S-1 filed on April 5, 2004 and incorporated herein by reference).

10.48
Registration Rights Agreement dated as of March 29, 2004 by and between Registrant and Acqua Wellington Opportunity I Limited (filed as Exhibit 10.48 to the Registration Statement on Form S-1 filed on April 5, 2004 and incorporated herein by reference).

Exhibit No.	Description
10.49
Consent Agreement and Amendment dated February 25, 2004 by and among Wyeth Holdings Corporation, Neurocrine Biosciences, Inc. and Registrant (filed as Exhibit 10.49 to the Quarterly Report on Form 10-Q on November 9, 2004 and incorporated herein by reference).

10.50
License Agreement dated February 25, 2004 by and among Wyeth Holdings Corporation and Registrant (filed as Exhibit 10.50 to the Quarterly Report on Form 10-Q on November 9, 2004 and incorporated herein by reference).

10.51
Amended and Restated License Agreement dated February 25, 2004 by and among Wyeth Holdings Corporation and Registrant (filed as Exhibit 10.51 to the Quarterly Report on Form 10-Q on November 9, 2004 and incorporated herein by reference).

10.52
Employment Agreement dated as of August 3, 2004, by and between Registrant and Barbara Duncan (filed as Exhibit 10.52 to the Quarterly Report on Form 10-Q on November 9, 2004 and incorporated herein by reference).

10.53
Exclusive License, Development and Commercialization Agreement, dated August 5, 2004, by and between MSD Warwick (Manufacturing) Ltd. and Registrant, portions of which are subject to a request for confidential treatment (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 14, 2004).1

10.54
Registration Rights Agreement, dated December 22, 2004, among Registrant, Citigroup Global Markets, Inc., Banc of America LLC, and CIBC World Markets Corp. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed December 23, 2004).

10.55
Indenture, dated December 22, 2004, between Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed December 23, 2004).

10.56	Fifth Amendment to Lease Agreement dated November 15, 2004 by and among MSNW Continental Associates, LLC and Registrant.
10.57	Form of stock option agreement.
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).
14.2	Audit Committee Complaint Procedures (filed as Exhibit 14.2 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).
21.1	Subsidiaries of Registrant (filed as Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-81484) and incorporated herein by reference).
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certifications of Chief Executive Officer and Chief Financial Officer of DOV Pharmaceutical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Previously filed with confidential treatment of certain provisions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOV Pharmaceutical, Inc.

Date: March 15, 2005	By:	/s/ ARNOLD S. LIPPA
Arnold S. Lippa
Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Arnold S. Lippa	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2005
Arnold S. Lippa
/s/ Barbara G. Duncan	Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2005
Barbara G. Duncan
/s/ Bernard Beer	Director	March 15, 2005
Bernard Beer
/s/ Zola Horovitz	Director	March 15, 2005
Zola Horovitz
/s/ Patrick Ashe	Director	March 15, 2005
Patrick Ashe
/s/ Daniel S. Van Riper	Director	March 15, 2005
Daniel S. Van Riper
/s/ Theresa A. Bischoff	Director	March 15, 2005
Theresa A. Bischoff
/s/ Jonathan Silverstein	Director	March 15, 2005
Jonathan Silverstein

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page

DOV Pharmaceutical, Inc.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2004	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004	F-5
Consolidated Statements of Stockholders' (Deficit) /Equity for the Years Ended December 31, 2002, 2003 and 2004	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004	F-7
Notes to Consolidated Financial Statements	F-8

DOV (Bermuda), Ltd. (A Development Stage Company)
Report of Independent Registered Public Accounting Firm	F-29
Consolidated Balance Sheets as of December 31, 2001 and 2002	F-30
Consolidated Statements of Operations for the Years Ended December 31, 2001 and 2002 and for the Period from Inception (January 21, 1999) through December 31, 2002	F-31
Consolidated Statements of Changes in Stockholders' Deficit for the Period from Inception (January 21, 1999) Through December 31, 2002	F-32
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2002 and the Period from Inception (January 21, 1999) through December 31, 2002	F-33
Notes to Consolidated Financial Statements	F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DOV Pharmaceutical, Inc.

We have completed an integrated audit of DOV Pharmaceutical, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DOV Pharmaceutical, Inc. and its subsidiaries (the Company) at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting included in Part II, Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 14, 2005

DOV PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$9,290,999	$28,934,473
Accounts receivable	—	355,969
Marketable securities—short-term	39,087,699	80,051,777
Prepaid expenses and other current assets	1,197,973	1,415,712
Total current assets	49,576,671	110,757,931
Marketable securities—long-term	3,783,227	23,235,823
Property and equipment, net	364,950	476,419
Deferred charges, net	127,012	2,252,380
Total assets	$53,851,860	$136,722,553

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,839,655	$3,273,357
Accrued expenses	1,220,814	3,911,550
Convertible line of credit promissory note	—	4,003,275
Deferred revenue—current	—	8,235,294
Total current liabilities	3,060,469	19,423,476
Deferred revenue—non-current	—	24,362,745
Convertible subordinated debentures	—	65,000,000
Convertible promissory note	11,254,566	—
Convertible line of credit promissory note	3,631,532	—
Commitments and contingencies
Stockholders' equity:
Preferred stock—series B, $1.00 par value, 354,643 shares authorized, 354,643 shares issued and outstanding at December 31, 2003 and none issued and outstanding at December 31, 2004	354,643	—
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, 0 shares issued and outstanding at December 31, 2003 and 2004	—	—
Common stock, $.0001 par value, 60,000,000 shares authorized, 16,494,293 issued and outstanding at December 31, 2003 and 21,462,628 issued and outstanding at December 31, 2004	1,649	2,146
Additional paid-in capital	103,013,813	128,500,216
Accumulated other comprehensive loss	(28,228)	(247,553)
Accumulated deficit	(67,396,482)	(100,317,086)
Unearned compensation	(40,102)	(1,391)
Total stockholders' equity	35,905,293	27,936,332
Total liabilities and stockholders' equity	$53,851,860	$136,722,553

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2003	2004

Revenue	$2,389,634	$2,968,750	$2,542,381
Operating expenses:
License expense	—	1,000,000	2,500,000
Research and development expense	10,310,900	22,683,859	24,764,118
General and administrative expense	3,902,544	5,173,581	6,360,158
Loss from operations	(11,823,810)	(25,888,690)	(31,081,895)
Loss in investment in DOV Bermuda	(1,016,798)	—	—
Interest income	1,066,841	851,104	934,360
Interest expense	(2,017,309)	(2,947,084)	(2,953,986)
Other income (expense), net	(3,029,396)	1,104,323	(7,855)
Net loss before tax	(16,820,472)	(26,880,347)	(33,109,376)
Income tax benefit	—	149,000	188,772
Net loss	$(16,820,472)	$(26,731,347)	$(32,920,604)

Basic and diluted net loss per share	$(1.47)	$(1.73)	$(1.67)
Weighted average shares used in computing basic and diluted net loss per share	11,440,731	15,489,426	19,729,765

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)/ EQUITY

	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit)/ Equity
Balance, December 31, 2001	$354,643	$489	$6,261,271	$(23,844,663)	$(807,899)	—	$(18,036,159)
Issuance of common stock	—	500	58,970,530	—	—	—	58,971,030
Conversion of preferred stock, series C and D to common stock	—	452	14,837,707	—	—	—	14,838,159
Issuance of options to employees	—	—	72,573	—	(72,573)	—	—
Amortization of unearned compensation	—	—	136,166	—	604,739	—	740,905
Issuance of options for services	—	—	233,371	—	—	—	233,371
Interest payable in convertible securities	—	—	1,011,616	—	—	—	1,011,616
Comprehensive loss:
Net loss, year ended December 31, 2002	—	—	—	(16,820,472)	—	—	(16,820,472)
Unrealized loss on marketable securities	—	—	—	—	—	(179,091)	(179,091)
Comprehensive loss	—	—	—	—	—	—	(16,999,563)
Balance, December 31, 2002	354,643	1,441	81,523,234	(40,665,135)	(275,733)	(179,091)	40,759,359
Issuance of common stock and warrants	—	208	18,883,828	—	—	—	18,884,036
Amortization of unearned compensation	—	—	54,430	—	235,631	—	290,061
Issuance of options for services	—	—	694,360	—	—	—	694,360
Interest payable in convertible securities	—	—	1,857,961	—	—	—	1,857,961
Comprehensive loss:
Net loss, year ended December 31, 2003	—	—	—	(26,731,347)	—	—	(26,731,347)
Unrealized gain on marketable securities	—	—	—	—	—	150,863	150,863
Comprehensive loss	—	—	—	—	—	—	(26,580,484)
Balance, December 31, 2003	354,643	1,649	103,013,813	(67,396,482)	(40,102)	(28,228)	35,905,293
Issuance of stock	—	67	9,964,938	—	—	—	9,965,005
Issuance of stock for exercise of options and warrants		82	1,135,644	—	—	—	1,135,726
Issuance of stock for conversion of preferred	(354,643)	57	354,586	—	—	—	—
Issuance of stock for conversion of debt	—	291	11,499,694	—	—	—	11,499,985
Amortization of unearned compensation, net	—	—	314,635	—	29,938	—	344,573
Issuance of options for services	—	—	(8,773)	—	8,773	—	—
Interest payable in convertible securities	—	—	2,225,679	—	—	—	2,225,679
Comprehensive loss:
Net loss, year ended December 31, 2004	—	—	—	(32,920,604)	—	—	(32,920,604)
Unrealized loss on marketable securities	—	—	—	—	—	(219,325)	(219,325)
Comprehensive loss	—	—	—	—	—	—	(33,139,929)
Balance, December 31, 2004	$—	$2,146	$128,500,216	$(100,317,086)	$(1,391)	$(247,553)	$27,936,332

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2003	2004
Cash flows from operating activities
Net loss	$(16,820,472)	$(26,731,347)	$(32,920,604)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Purchased in-process research and development	—	5,305,681	—
Non-cash amortization of premium paid on marketable securities	—	1,196,880	909,486
Loss in investment in DOV Bermuda	1,016,798	—	—
Non-cash royalty and litigation settlement expense (income)	2,270,497	(42,651)	—
Net depreciation in investments	500,904	250,782	—
Realized loss in marketable securities	—	182,354	—
Net loss on sale of investments	—	8,839	—
Non-cash interest expense	2,016,262	2,943,737	2,913,361
Depreciation	104,935	155,358	221,109
Amortization of deferred charges	25,071	94,868	58,302
Non-cash compensation charges	740,905	290,061	29,938
Warrants, options and common stock issued for services	233,371	694,360	314,635
Changes in operating assets and liabilities:
Due from DOV Bermuda (Elan Portion)	(340,202)	193,058	—
Accounts receivable	108,711	47,289	(355,969)
Prepaid expenses and other current assets	(625,851)	(487,093)	(97,878)
Accounts payable	1,546,028	(60,004)	1,433,702
Accrued expenses	572,322	179,762	2,690,736
Deferred revenue	(2,239,583)	(2,968,750)	32,598,039

Net cash (used in) provided by operating activities	(10,890,304)	(18,746,816)	7,794,857

Cash flows from investing activities
Purchase of in-process research and development	—	(5,305,681)	—
Investments in DOV Bermuda, net of cash received	(1,007,287)	—	—
Purchases of marketable securities	(43,145,142)	(76,237,406)	(125,039,485)
Sales of marketable securities	2,000,000	73,104,160	63,494,000
Sales of investments	—	786,854	—
Purchases of property and equipment	(201,058)	(181,808)	(332,578)
Net cash used in investing activities	(42,353,487)	(7,833,881)	(61,878,063)

Cash flows from financing activities
Borrowings under convertible debenture, net of issuance costs	—	—	62,625,949
Proceeds from issuance of stock, net of cash costs	58,971,030	14,753,248	9,965,005
Proceeds from options and warrants exercised	—	1,738,875	1,135,726
Net cash provided by financing activities	58,971,030	16,492,123	73,726,680
Net increase (decrease) in cash and cash equivalents	5,727,239	(10,088,574)	19,643,474
Cash and cash equivalents, beginning of year	13,652,334	19,379,573	9,290,999
Cash and cash equivalents, end of year	$19,379,573	$9,290,999	$28,934,473

Supplemental disclosures of cash flow information
Interest paid	$1,047	$3,346	$3,818
Non-cash issuance of warrants	—	$2,391,913	—

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Organization

DOV Pharmaceutical, Inc. (the “Company”) was incorporated in May 1995 under the laws of New Jersey and reincorporated in Delaware in November 2000.

The Company is a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system disorders. The Company has six product candidates in clinical trials, and one product candidate for which NDAs are expected to be filed in the first half of 2005, targeting insomnia, anxiety disorders, pain, depression and angina and hypertension. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the United States but it also conducts clinical studies in Europe and Canada.

2. Significant Accounting Policies

Basis of Presentation

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States. The consolidated financial statements include accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

The Company and Elan Corporation, plc (“Elan”) entered into a transaction to form DOV (Bermuda), Ltd. f/k/a DOV Newco, Ltd. a Bermuda exempted limited company (“DOV Bermuda”). While the Company owned 80.1% of the outstanding capital stock of DOV Bermuda and Elan owned 19.9%, through its wholly-owned subsidiary Elan Pharmaceuticals Investments II, Ltd., Elan had retained significant minority rights that are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16 "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." Accordingly, the Company did not consolidate the financial statements of DOV Bermuda, but instead accounted for its investment in DOV Bermuda under the equity method of accounting. As Elan’s participating rights expired as of January 2003, the Company began to consolidate the results of DOV Bermuda as of January 1, 2003.  (See Note 6).

Through December 31, 2002, the Company recorded its 80.1% interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development expense incurred by the Company on behalf of DOV Bermuda and as Loss in Investment in DOV Bermuda for the Company's 80.1% interest in the remaining loss of DOV Bermuda. In May 2004, the Company purchased for a nominal amount the remaining equity interest of DOV Bermuda and dissolved the entity in December 2004.

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. The Company has evaluated its investment policies consistently with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and has determined that all its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders´ Equity under the caption "Accumulated Other Comprehensive Income (Loss)." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At December 31, 2004 and 2003, short-term marketable securities included $61.6 million and $13.0 million of investments, respectively, primarily comprised of investment grade asset-backed, variable-rate debt obligations, commercial paper and money market funds.  Accordingly, the investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 28 days.  Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities, thus they are classified as short-term marketable securities.

The Company revised its classification of certain auction rate securities from cash and cash equivalents to short-term marketable securities of $13.0 million and $18.5 million for the years ended December 31, 2003 and December 31, 2002 respectively. For the years ended December 31, 2003 and 2002, net cash provided by (used in) investing activities related to these short-term marketable securities of $(5.5) million and $18.5 million, respectively, were included in cash and cash equivalents in the Company’s Consolidated Statements of Cash Flows. These changes in classification do not affect previously reported results of operations or cash flows from operations or financing activities in the Consolidated Statements of Cash Flows.

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

Deferred Charges

Deferred charges are issuance costs for the convertible debentures, the convertible promissory note and the convertible line of credit promissory note and were and are being amortized over the term of the instruments.

Revenue Recognition

Revenue is recognized under collaboration or research and development agreements when services are performed or when contractual obligations and/or milestones are met and amounts are considered collectible. The Company has adopted the milestone payment method to account for milestone payments received pursuant to development agreements. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Cash received in advance of revenue recognition for license fees is recorded as deferred revenue and recognized when earned over the research and development period. On August 5, 2004, the Company entered into an agreement with Merck for the worldwide development and commercialization of all indications for DOV 21,947 and certain indications for DOV 216,303 in exchange for a $35.0 million up-front payment and the right to receive further payments of up to $420.0 million upon the achievement of certain milestones and royalties based on product net sales, if any. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period of 51 months. The time period of the development period is a significant estimate used in the preparation of the financial statements and is subject to Merck developing the compound in accordance with the last estimated development schedule presented by Merck.

Royalty revenue will be recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and collection of the related receivable is probable. The Company has not recognized royalty revenue to date.

Research and Development

Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead. Costs assigned to acquired assets to be used in a particular research and development project that have no alternative future use are charged to expenses as in-process research and development expense as of the date of acquisition. Prior to January 1, 2003, certain research and development expenses incurred on behalf of DOV Bermuda were billed to DOV Bermuda under a joint development and operating agreement. Payments received from DOV Bermuda that reflected Elan's 19.9% interest in the work performed by the Company for DOV Bermuda were recorded as a reduction in research and development expense. Research and development expenses include $5,924,785 for the year ended December 31, 2002 related to work performed for DOV Bermuda.  Effective January 1, 2003, Elan no longer funded its pro rata share of DOV Bermuda expenses. Beginning January 1, 2003, the Company is consolidating DOV Bermuda and recording 100% of the research and development costs of DOV Bermuda.

The following represents a detail of amounts included in research and development expense:

	Years Ended December 31,
	2002	2003	2004

Payroll related and associated overhead	$3,607,387	$4,774,687	$5,773,704
Clinical and preclinical trial costs	6,256,267	11,497,889	18,103,432
Purchased in-process research and development	—	5,305,681	—
Professional fees	274,636	836,158	503,789
Travel	172,610	269,444	383,193

Total research and development expense	$10,310,900	$22,683,859	$24,764,118

Research and development attributable to DOV Bermuda	$5,924,785
Research and development attributable to other compounds	4,386,115

Total research and development expense	$10,310,900

Prior to the Company consolidating DOV (Bermuda), Ltd. effective January 1, 2003, the following represents a reconciliation of the total loss of DOV Bermuda included in our statement of operations:

Year Ended December 31, 2002

DOV Pharmaceutical, Inc.’s 80.1% portion of DOV Bermuda losses.	$7,580,380
Elimination of Intercompany profits	638,797
Total loss in DOV Bermuda recorded by DOV Pharmaceutical, Inc.	$6,941,583

Loss in investment in DOV Bermuda	$1,016,798
Research and development expense	5,924,785

Total loss in DOV Bermuda recorded by DOV Pharmaceutical, Inc.	$6,941,583

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. For certain periods, the Company has excluded the shares issuable on conversion of the convertible subordinated debentures, convertible promissory note, the convertible line of credit promissory note, convertible preferred stock, outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are antidilutive as indicated in the table below.

	Years Ended December 31,
	2002	2003	2004

Net loss attributable to common stockholders	$(16,820,472)	$(26,731,347)	$(32,920,604)
Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	11,440,731	15,489,426	19,729,765
Basic and diluted net loss per share	$(1.47)	$(1.73)	$(1.67)
Antidilutive securities not included in basic and diluted net loss per share calculation:
Convertible subordinated debentures	—	—	2,857,143
Convertible preferred stock	574,521	574,521	—
Convertible promissory note	2,639,763	2,827,780	—
Convertible line of credit promissory note	966,001	1,064,966	1,173,981
Options	2,950,599	2,631,370	2,646,176
Warrants	551,312	1,396,766	895,366
	7,682,196	8,495,403	7,572,666

Comprehensive Loss
	Years Ended December 31,
	2002	2003	2004
Net loss	$(16,820,472)	$(26,731,347)	$(32,920,604)
Reclassification for losses included in net loss….	—	182,354	—
Net unrealized losses on marketable securities	(179,091)	(31,491)	(219,325)
Comprehensive loss	$(16,999,563)	$(26,580,484)	$(33,139,929)

Other Income (Expense), net
	Years Ended December 31,
	2002	2003	2004
Directors’ and officers’ insurance recovery (Note 14)	$—	$1,556,000	$—
Decrease in value of warrants to acquire Neurocrine stock, net (Note 12)	(500,904)	(250,759)	—
Decrease (increase) in value of warrants related to shareholder class action lawsuit (Note 14)	(2,270,497)	42,651	—
Other expense, net	(257,995)	(243,569)	(7,855)
Other income (expense), net	$(3,029,396)	$1,104,323	$(7,855)

Stock-Based Compensation

The Company accounts for stock-based compensation expense for options granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation".

If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net loss would be as follows:

	For the Years Ended December 31,
	2002	2003	2004
Net loss attributed to common stockholders:
As reported	$(16,820,472)	$(26,731,347)	$(32,920,604)
Add: total stock-based employee compensation expense determined under APB No. 25	740,905	290,061	29,938
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(1,663,406)	(1,684,376)	(3,871,325)
Pro forma	$(17,742,973)	$(28,125,662)	$(36,761,991)
Basic and diluted net loss per share applicable to common stockholders:
As reported	$(1.47)	$(1.73)	$(1.67)
Pro forma	$(1.55)	$(1.82)	$(1.86)

For purposes of the computation of the pro forma effects on the net loss above, the fair value of each employee option is estimated using the Black-Scholes option pricing model and using the following assumptions:

December 31,
	2002	2003	2004
Risk-free interest rate	3.90%-5.44%	3.46%-4.41%	3.78%-4.90%
Expected lives	10 years	10 years	6-10 years
Expected dividends	None	None	None
Expected volatility	0%-115.10%	76.58%-87.41%	69.74%-76.27%

The weighted average per share fair value of Company's common stock options granted to directors, officers and employees for the years ended December 31, 2002, 2003 and 2004 approximated $2.14, $10.59 and $10.97 respectively.

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

Concentration of Credit Risk

Cash and cash equivalents are invested in deposits with significant financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $5.7 million of the Company's cash balance was uncollateralized at December 31, 2004.

Derivatives

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, all derivative instruments are recorded on the balance sheet at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and if so depending on the type of hedge transaction.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of 2005.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, it generally recognizes no compensation cost for employee stock options. Management can not predict the impact of the adoption of SFAS 123R at this time because it will depend on levels of share-based payments granted in the future. The adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the overall financial position. Due the timing of the release of SFAS 123R, management has not yet completed the analysis of the ultimate impact that this statement will have on the Company’s operating results or financial position, nor the method of adoption for this new standard.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of the Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not expect the adoption of SFAS 153 to have a material impact on the Company’s financial condition or results of operations.

In March 2004, the EITF reached a final consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-01 provides guidance on when an investment is considered impaired, whether that impairment is other than temporary and the measure of the impairment loss. EITF 03-01 also provides new disclosure requirements for other than temporary impairments on debt and equity investments. In September 2004, the FASB delayed the effective date of the measurement and recognition guidance contained in EITF 03-01, however, the disclosure requirements are effective. The adoption of EITF 03-01 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. Marketable Securities

Available-for-sale securities are classified as short-term regardless of their maturity date if the Company has them available to fund operations within one year of the balance sheet date. Auction-rate securities are highly liquid securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. These securities can either be debt or preferred shares. The following is a summary of marketable securities classified as "available-for-sale" securities as required by SFAS 115 as of December 31, 2004.

			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Less than 12 Months	Greater than 12 Months	Estimated Fair Value

Institutional money market	$23,045,858	$—	$—	$—	$23,045,858

Amounts included in cash and cash equivalents	$23,045,858	$—	$—	$—	$23,045,858
Corporate debt	$16,994,099	$—	$(77,222)	$—	$16,916,877
Asset-backed securities	1,514,605	—	(4,705)	—	1,509,900
Auction rate securities	61,624,790	210	—	—	61,625,000
Amounts included in marketable securities - short-term	$80,133,494	$210	$(81,927)	$—	$80,051,777
Corporate debt	$23,401,659	$—	$(165,836)	$—	$23,235,823
Amounts included in marketable securities - long-term	$23,401,659	$—	$(165,836)	$—	$23,235,823

The following is a summary of the amortized cost and estimated value of debt securities by contractual maturity at December 31, 2004, excluding securities classified as cash and cash equivalents.

	Amortized Cost	Estimated Fair Value
Due in less than one year	$80,133,494	$80,051,777
Due between one and two years	23,401,659	23,235,823
Total	$103,535,153	$103,287,600

4. Property and Equipment

Property and equipment consist of the following at:
		December 31,
	Years	2003	2004

Furniture and fixtures	7	$239,046	$324,949
Machinery and equipment	2-5	482,904	672,056
Leasehold improvements	2-5	160,203	217,726
		882,153	1,214,731
Less accumulated depreciation		517,203	738,312
Property and equipment, net		$364,950	$476,419

5. Convertible Subordinated Debentures

In December 2004, the Company completed a private placement of $65.0 million aggregate principal amount of 2.5% convertible subordinated debentures due January 15, 2025. The holders of the debentures may require us to purchase all or a portion of their debentures on January 15, 2012, January 15, 2015 and January 15, 2020, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The debentures are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the debentures. The Company will pay interest semi-annually of $812,500 on January 15 and July 15 of each year, commencing July 15, 2005.

The Company has reserved 2,857,143 shares of common stock for issuance upon conversion of the debentures. The Company incurred issuance costs related to this private placement of approximately $2.4 million, which have been recorded as other assets and are being amortized to interest expense over the life of the debentures. The Company has agreed to file a shelf registration statement with the Securities and Exchange Commission covering resales of the debentures and the common stock issuable upon conversion of the debentures within 100 days of December 16, 2004, or March 28, 2005, and use reasonable best efforts to cause the registration statement to become effective within 240 days of December 16, 2004, or August 15, 2005.

Holders may convert their debentures at any time at the conversion rate prior to the close of business on the business day prior to the maturity date or, if the debentures are called for redemption, on the business day prior to the redemption date. The initial conversion rate is 43.9560 shares of the Company’s common stock for each $1,000 principal amount of debentures. In addition, if certain corporate transactions that constitute a change of control occur on or prior to January 15, 2012, the Company will increase the conversion rate in certain circumstances, unless such transactions constitute a public acquirer change of control and the Company elects to satisfy our conversion obligation with public acquirer common stock. The Company may redeem for cash the debentures in whole or in part at any time beginning on January 15, 2008 and prior to January 15, 2012, at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest, including liquidated damages, if any, to but excluding the redemption date, if the last reported sale price of the Company’s common stock has exceeded 140% of the conversion price for at least 20 trading days in any consecutive 30-day trading period ending on the trading day prior to the date of mailing of the notice of redemption. On or after January 20, 2012, the Company may redeem for cash some or all of the debentures at any time at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus any accrued and unpaid interest, including liquidated damages, if any, to but excluding the redemption date.

The fair value of our subordinated convertible debentures, based on the price for the debentures at December 31, 2004, approximated $68,575,000.

In January 2005, the Company completed the issuance of an additional $15.0 million aggregate principal amount of the Company's 2.50% convertible subordinated debentures due 2025. The terms of the additional debentures are equal to the description in Note 5 above. The Company has reserved for issuance an additional 659,340 shares of common stock for issuance upon conversion of the debentures. Interest payments of $375,000 each year will be due for these debentures.

6. Transaction with Elan

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

Historically, both the Company and EIS had certain preemptive rights, which allowed them to maintain their respective ownership interests in future fundings of DOV Bermuda, and both were subject to dilution if they choose not to participate in future equity offerings. Although the Company was the majority shareholder, the joint development agreement gave management participation to both the Company and EIS. Because the minority shareholder, EIS, had substantive participating rights through management participation, the Company accounted for its investment in the joint venture using the equity method of accounting, in accordance with EITF 96-16. Effective January 2003, Elan's participating rights expired.  As a result, as of January 1, 2003, the Company consolidates the results of DOV Bermuda. Elan has not funded its pro rata portion of the joint venture expenses, effective January 1, 2003. During 2003, the Company funded Elan’s portion of the expenses that resulted in Elan’s ownership in the joint venture declining to 17% as of June 30, 2003.

As discussed above, the primary purpose of the joint venture was to develop two of the Company's compounds utilizing the Elan technology. DOV Bermuda has no operations or employees and historically contracted out the research and development of the compounds to either the Company or Elan. EIS and the Company have historically funded the expenses of DOV Bermuda based on their respective ownership interests. DOV Bermuda then reimbursed the Company and Elan for the work performed on behalf of DOV Bermuda. Prior to December 31, 2002, the Company recorded its interest in the loss in DOV Bermuda as research and development expense for the portion of the research and development incurred by the Company and as Loss in investment in DOV Bermuda for the Company's interest in the remaining loss of DOV Bermuda, which included the work performed by Elan on behalf of DOV Bermuda. (See Note 2).

On March 24, 2003, the Company and Elan agreed to eliminate the exchange feature of the instrument previously referred to as the convertible exchangeable promissory note discussed below. The exchange right had previously given Elan the ability to exchange, at any time during the term of the note, the principal portion of the note into an equal ownership position with the Company in DOV Bermuda. All other significant terms of the note, which include the right to convert the principal and accrued interest at any time into shares of the Company’s common stock at $3.98 per share until the expiration of the note in January 2005, remain the same. In connection with this amendment to the note, the Company issued to Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan, warrants to purchase 75,000 shares of DOV common stock with a strike price of $10.00 per share and with an expiration date of January 21, 2006. As of March 24, 2003, the Company determined the fair value of the warrants at $164,000, which was capitalized and will be amortized over the remaining term of the note.

On October 21, 2003, the Company entered into an agreement with Elan to acquire 100% ownership of Nascime from DOV Bermuda. In connection with the acquisition, the Company paid $5.0 million to a subsidiary of Elan in respect of its 17% equity stake in the joint venture. Elan granted to the operating company a non-exclusive, royalty-free, perpetual, worldwide license to make and sell the two product candidates in controlled release formulations using the Elan intellectual property licensed to the joint venture, including that developed during the venture. In connection with the license grant, the Company is required to pay Elan milestones, amounting to $1.0 million for ocinaplon and $0.5 million for bicifadine upon license of the products to a third party for development or commercialization, and additional equal amounts upon commercial launch, or an aggregate of $3.0 million upon commercial launch of both products if it does not license the products to a third party. The Elan intellectual property under license includes certain Elan know-how and all Elan patents owned, licensed or controlled by Elan subsequent to the license agreement.. This acquisition ends Elan's involvement in the nearly five-year joint venture established to develop controlled release formulations of bicifadine and ocinaplon. In accordance with FASB 141, “Business Combinations”, the transaction was accounted for as an acquisition of assets.

The acquisition by the Company of Nascime and the product candidates, bicifadine and ocinaplon, relate to early stage technology that, in the opinion of the Company's management, has not yet reached technological feasibility, as the products will ultimately require regulatory approval prior to commercialization. In that regard, the $5.0 million purchase price was expensed as in-process research and development in the fourth quarter of 2003. In connection with the acquisition, costs of $306,000 were incurred related to stamp transfer taxes paid to Ireland. These costs are also included in research and development expense as they relate to costs of acquired assets.

Elan Notes

In January 1999, the Company issued a convertible promissory note in the amount of $8,010,000 and a convertible line of credit promissory note in the maximum initial principal amount of $7,008,750 to EIS. The Company’s ability to borrow under the convertible line of credit promissory note expired on March 27, 2002.   The fair value of the convertible promissory note outstanding was $37,852,000 as of December 31, 2003. The fair value of the convertible line of credit promissory note outstanding was $14,249,000 and $21,190,356 as of December 31, 2003 and 2004, respectively. The excess fair value over the carrying amount is due to the increased value of the conversion features in these notes since their issuance. The estimated fair-value amounts have been determined using the Black-Scholes methodology.

a. Convertible Promissory Note

On May 25, 2004, EIS converted the outstanding principal and accrued interest totaling $11.6 million into 2,907,162 shares of the Company’s common stock. The convertible promissory note provided for interest to accrue at the rate of 7% per annum compounded on a semi-annual basis.

During 2002, 2003 and 2004, the interest feature in the convertible promissory note was determined to include a beneficial conversion feature as the interest is convertible into shares of the Company or payable in cash at the option of EIS. The Company is accounting for this feature in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments." The Company recorded $636,734, $1,178,871 and $893,792 of additional interest expense associated with this beneficial conversion feature in 2002, 2003 and 2004, respectively, with a corresponding increase in additional paid-in capital.

For the years ended December 31, 2002, 2003 and 2004, the accrued interest excluding the additional interest noted above on the note amounted to $698,553, $748,309 and $315,939 respectively was recorded as interest expense and added to the principal balance of the note.

b. Convertible Line of Credit Promissory Note

During 2004, EIS sold the convertible promissory note to an institutional investor and on January 20, 2005, the holder converted the entire balance of the note and the accrued interest into 1,180,246 shares of the Company’s common stock. The convertible line of credit promissory note provided for interest to accrue at the rate of 10% per annum compounded on a semi-annual basis. The note required no payments until maturity on January 20, 2005. The note could not be prepaid by the Company without the prior written consent of the holder.

At December 31, 2003 and 2004, principal borrowings were $2,441,600 under the convertible line of credit promissory note. For the years ended December 31, 2002, 2003 and 2004 accrued interest expense on this note amounted to $306,093, $337,468 and $371,743 respectively, which has been recorded as interest expense and added to the principal balance of the note.

Also during 2002, 2003 and 2004 the interest feature in the note was determined to include a beneficial conversion feature as the interest is convertible into shares of the Company or payable in cash at the option of EIS. The Company is accounting for this feature in accordance with EITF 98-5 and EITF 00-27. The Company recorded $374,881, $679,089 and $1,331,887 of additional interest expense associated with this beneficial conversion feature in 2001, 2002, 2003 and 2004 respectively, with a corresponding increase to additional paid-in capital.

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2003	2004

Accrued milestone prepaid by Neurocrine (Note 12)	$—	$2,000,000
Accrued professional fees	314,801	722,777
Accrued bonuses	425,000	633,000
Accrued other	311,620	80,604
Accrued taxes	—	173,875
Accrued payroll, vacation and other	169,393	301,294
	$1,220,814	$3,911,550

8. Income Taxes

No U.S. Federal taxes are payable at December 31, 2003 and 2004. However, the Company does have a $101,000 current state tax liability computed under the New Jersey alternative minimum assessment regime.

During 2003 and 2004, the Company sold $1.8 million and $3.7 million, respectively, of state net operating loss (“NOL”) carryforwards under the New Jersey Tax Benefit Transfer Program. The proceeds from the sale of the NOLs amounted to $149,000 and $290,000, which are reported as a tax benefit in 2003 and 2004, respectively.

At December 31, 2004, the Company had approximately $28.1 million of federal and $13.6 million of state NOL carryforwards available to offset future taxable income. The federal and state NOL carryforwards will begin expiring in 2010 if not utilized. The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Included in the federal and state NOL carryforwards is approximately $9.0 million related to non-qualified stock option expense.

For financial reporting purposes, a valuation allowance of $25.4 million has been recorded at December 31, 2004, to fully offset the deferred tax asset related to these carryforwards in accordance with SFAS 109. SFAS 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized."

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company's net operating loss carryforwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. The Company has completed its evaluation of its changes in ownerships pursuant to the definition in Section 382 of the Internal Revenue Code of 1986, as amended, which limits the annual utilization of a company’s NOLs if a company experiences a change of ownership. An ownership change occurs with respect to a corporation if it is a loss corporation on a testing date and, immediately after the close of the testing date, the percentage of stock of the corporation owned by one or more five-percent shareholders has increased by more than 50 percentage points over the lowest percentage of stock of such corporation owned by such shareholders at any time during the testing period. While the Company has determined that such ownership changes have occurred, the overall NOL limitation imposed by Section 382 will not materially impact the Company's ability to utilize its NOLs.

In the third quarter of 2004, the Company revised its full year 2004 estimate of its taxable income. Taking into account the $35.0 million up-front fee it received upon the closing of the license, research and development agreement for its collaboration with Merck, the Company estimated in the third quarter of 2004 that it would generate taxable income for the 2004 tax year. Therefore, the Company concluded that it was more likely than not that a portion of its deferred tax assets would be realized. In addition, the Company’s evaluation of the Section 382 limitation noted above concluded that sufficient losses were available to offset a substantial portion of the estimated taxable income for 2004. As a result, in accordance with SFAS No. 109, the Company reversed in the third quarter of 2004 approximately $4.0 million of valuation allowance associated with its federal and state NOLs. This benefit was offset by the estimated federal and state income tax expense. In addition, New Jersey state tax law limited the use of NOLs to 50% of state taxable income for 2004. As a result, the Company recorded state tax expense in the third quarter of 2004 of $679,000. The Company has since completed its review of taxable income for the year ended December 31, 2004 and has determined that although it has generated taxable income in 2004, as a result of a change in tax strategy it is much less than had been estimated as of September 30, 2004. Thus, the Company has revised its income tax expense for the fourth quarter that resulted in a tax benefit of $578,000 for the fourth quarter of 2004.

The principal components of the deferred tax asset, assuming a 34% Federal tax rate and a 9% gross state tax rate, are as follows

	December 31,
	2003	2004
Deferred tax assets:
Fixed assets and intangible assets	$430,003	$500,188
Accrued legal expenses	71,306	—
Deferred other	—	14,017,157
Accrued other	1,116,946	77,637
Net operating loss carryforward	9,900,131	10,806,536
Total gross deferred tax assets	11,518,386	25,401,518
Valuation allowance	(11,518,386)	(25,401,518)
Net deferred tax assets	$—	$—

The net change in valuation allowance for 2004 was an increase of approximately $13.9 million which is primarily the resulting net effect of additional net operating losses incurred by the Company for which a benefit has not been recorded as well as the deferred revenue with respect to the $35.0 million up-front fee it received after the closing of the license, research and development agreement for its collaboration with Merck and the reversal of the deferred tax asset for deferred revenue from Biovail. The Company's subsidiaries operating in Bermuda and Ireland did not incur income taxes in 2004 based on current tax laws and their current business activities. Therefore, the cumulative to date losses at December 31, 2004 of these subsidiaries, which approximated $30.9 million, have not generated an NOL in the schedule above.

The difference between the Federal statutory tax rate (34%) and the effective tax rate (0%) is primarily due to the increase in valuation allowance in all periods presented, the sale of the state NOL carryforwards and the impact of the losses in foreign jurisdictions as described above.

9. Equity Transactions

During 1999, in connection with the Elan transaction (see Note 6) the Company issued to EIS 525,025 shares of common stock, 354,643 shares of series B preferred stock, and 121,500 warrants to purchase shares of the Company's common stock at an exercise price of $3.41 a share for an aggregate price of $3.0 million. The $3.0 million was allocated to the various instruments based on their relative market values as follows: $1,485,000 for the preferred stock, $1,350,000 for the common stock and $165,000 for the warrants. The series B preferred stock are non-voting shares issued from available "blank check" preferred stock with no preference as to liquidation or dividends. Each share of the series B preferred stock is convertible, without additional consideration and subject to further adjustments into 1.62 shares of the Company's common stock. In connection with the issuance of the series B preferred, the Company recorded a deemed dividend of $125,079 as the conversion price at issuance was less than the fair market value of the stock. On March 31, 2004, the holder of all the Company’s outstanding series B preferred stock converted all 354,643 shares of series B preferred stock into 574,521 shares of the Company’s common stock.

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

On March 29, 2004, the Company concluded a private placement of 666,667 shares of common stock to an institutional investor for gross proceeds of $10.0 million. Pursuant to the securities purchase agreement and registration rights agreement, the Company filed a registration statement for the registrable securities, which was declared effective on April 15, 2004.

On May 25, 2004, the Company’s convertible promissory note totaling $11.6 million of outstanding principal and accrued interest was converted into 2,907,162 shares of the Company’s common stock. In connection with this, the Company charged to additional paid in capital the remaining associated deferred charges of $71,000.

Stock Option Plans

1998 Stock Option Plan

The Company's 1998 Stock Option Plan (the "1998 Plan") was adopted by the Company's board of directors on September 10, 1998. Under the 1998 Plan, the Company has granted stock options to selected officers, employees, directors and consultants of the Company. The Company's board of directors administers the 1998 Plan. The 1998 Plan provided for the issuance of 2,025,000 shares of common stock. As of December 31, 2004, options to purchase 471,100 shares of common stock were outstanding under the 1998 Plan. As of October 15, 2000 all new option grants are issued under the 2000 stock option plan. The term of the options granted under the 1998 Plan is ten years. Awards under the 1998 Plan are fully vested.

2000 Stock Option and Grant Plan

The Company's 2000 Stock Option and Grant Plan (the "2000 Plan") was adopted by the Company's board of directors on November 18, 2000 and amended on March 20, 2002, May 30, 2003, December 19, 2003 and May 24, 2004. The 2000 Plan provides for the granting of stock, stock options, restricted stock and stock appreciation rights. Under the 2000 Plan, the Company has granted options to certain employees and non-employee advisors. The Company's Board of Directors administers the 2000 Plan. Options granted under the 2000 Plan have a maximum term of ten years. Options issued generally vest either 25% on the first anniversary of grant and  the balance ratably over the next 36 months or 25% on the first anniversary of grant and  the balance ratably over the next three years or 50% 18 months after grant and the balance ratably quarterly over the next 18 months. The 2000 Plan also provides the Company's board of directors with the discretion to accelerate exercisability of any award. As of December 31, 2004, the 2000 Plan allowed for the issuance of up to 2,942,090 shares of common stock plus that number of shares of common stock underlying any future termination, cancellation or reacquisition options granted under the 1998 Plan. Additionally, if any of the 365,000 options granted under the non-plan option grant (as described below) are terminated, canceled or otherwise reacquired by the Company, that number of reacquired shares will also become available for issuance under the 2000 Plan. As of December 31, 2004, options to purchase 1,850,076 shares of common stock were outstanding and 758,503 shares of common stock were available for future grants under the 2000 Plan.

Non-Plan Option Grant

In connection with the commencement of employment, the Company granted to an officer stock options to acquire 405,000 shares of common stock at an exercise price of $2.78 per share. Of these, 325,000 were vested and remain outstanding as of December 31, 2004. Although these 405,000 options were neither granted under the 1998 Plan nor the 2000 Plan, the options were charged against the total number of options available for grants under the 2000 Plan.

Employee and Director Grants

During 2002, the Company granted stock options to employees and directors with an exercise price less than fair market value. These options gave rise to unearned compensation in the amount $72,573 as of the date of the grant, which amount is being amortized to operations over the vesting period. These options as well as options granted with an exercise price less than fair market value prior to 2002 resulted in a charge to operations of $604,739, $235,631, and $29,938 in 2002, 2003 and 2004, respectively.

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

In February 2002, the Company issued 8,100 options to a non-employee consultant. 25% of the options vest at the end of each year for the next four years. The options resulted in a charge to operations of $20,149, $43,371 and $21,020 in 2002, 2003 and 2004, respectively.

The Company granted 64,800 options to non-employees for the year ended December 31, 2001. These options were valued at fair value and resulted in a charge to operations of $182,939, $407,726 and $293,616 in 2002, 2003 and 2004, respectively.

Option activity for the years ended December 31, 2002, 2003 and 2004 was as follows:

	Options	Weighted Average Options Exercise Price

Options Outstanding, December 31, 2001	2,433,240	$3.18
Granted	687,240	$5.20
Exercised	—	$—
Forfeited	(169,881)	$4.74
Options Outstanding, December 31, 2002	2,950,599	$3.56
Granted	592,300	$12.82
Exercised	(560,954)	$3.13
Forfeited	(350,575)	$5.28
Options Outstanding, December 31, 2003	2,631,370	$5.51
Granted	610,750	$13.86
Exercised	(519,507)	$3.27
Forfeited	(76,437)	$10.97
Options Outstanding, December 31, 2004	2,646,176	$7.72

	Options Outstanding as of December 31, 2004			Options Exercisable as of December 31, 2004
	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Price range $2.27-$4.00	5.09 years	829,316	$2.69	819,316	$2.68
Price range $4.01-$6.99	7.10 years	765,280	4.50	599,760	4.35
Price range $7.00-$12.80	8.81 years	222,030	11.20	29,560	8.95
Price range $12.81-$17.38	8.98 years	829,550	14.77	24,825	15.72
		2,646,176		1,473,461

Warrants

At December 31, 2004, warrants to purchase 895,366 shares of the Company's common stock were outstanding with a weighted average exercise price of $11.94. All outstanding warrants are fully vested. The details of the warrants for common stock outstanding at December 31, 2004 were as follows:

Number of Shares Underlying Warrants	Exercise Price	Expiration Date

52,810	$2.49	June 2005
392,857	$16.00	July 2006
55,430	$6.17	August 2006
2,980	$6.17	October 2006
391,289	$10.00	June 2009
895,366

10. Employment Agreements

The Company has entered into an employment agreement with the Chief Executive Officer that originally expired on December 10, 2004 but was extended on January 21, 2005. The agreement provides for base compensation with annual increases of 10%, benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by the Company's board of directors in its sole discretion. Additionally, if the Company should merge or consolidate with or into an unrelated entity, sell all or substantially all of its assets, or enter into a transaction or series of transactions the result of which 51% or more of its capital stock is transferred to one or more unrelated third parties, the Chief Executive Officer is entitled to receive a bonus equal to 2% of the gross proceeds of such sale (as defined in the agreement). The agreement also provides for benefits upon termination, disability or death. In addition, the agreements provide for severance and acceleration of vesting of stock options in the event of a termination after a change in control. The agreement also contains non-competition provisions that are in effect during the severance period.

On March 15, 2004, the Company’s co-founder and president retired. Prior to his retirement his employment agreement was the same as for the Chief Executive Officer. In connection with his retirement, the Company entered into a severance agreement with him which provided for the termination of his employment agreement, a year’s salary of $365,750, payment of his health insurance premiums over the next twelve months of approximately $11,000 and non-competition provisions. Dr. Beer has resigned from the board of directors effective March 15, 2005.

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

11. Savings and Investment Plan

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

The 401(k) Plan is employee funded up to an elective annual deferral and also provides an option for the Company to contribute to the 401(k) Plan at the discretion of the 401(k) Plan's trustees. During fiscal 2002, 2003 and 2004, the Company did not contribute to the 401(k) Plan.

12. Significant Agreements

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

On February 25, 2004, the Company entered into agreements to reorganize its exclusive license agreement with Wyeth and its sublicense agreement with Neurocrine in respect of indiplon. The restated agreement with Wyeth amends among other items the financial obligations due to Wyeth in respect of bicifadine, ocinaplon and DOV 216,303 such that the Company is now obligated to pay a fixed royalty percentage and fixed milestone payments. The restated agreement provides that if the Company sells the product itself, the Company will be obligated to pay Wyeth 3.5% of net sales for ocinaplon and DOV 216,303 and 5.0% of net sales for bicifadine, and potential additional aggregate milestones of $7.0 million for ocinaplon, $7.0 million for DOV 216,303 and $9.5 million for bicifadine. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5% should the Company partner or sublicense that compound, in which case the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. As the Company has licensed certain rights to DOV 216,303 to Merck, should Merck achieve sales on this compound, the Company will owe Wyeth a royalty of 4.0% on those sales. In connection with the closing of the Merck Agreement, the Company owed Wyeth $2.5 million related to DOV 216,303. As this milestone payment is prior to FDA approval, the entire amount was expensed in the third quarter of 2004.

Neurocrine Agreement

In June 1998, the Company entered into a sublicense and development agreement for one of the Company's compounds (indiplon) with Neurocrine. The Company is entitled to receive milestone payments on certain development events and royalties on net sales, if any.

In connection with this agreement, the Chief Executive Officer and former President of the Company, respectively, entered into consulting agreements with Neurocrine in which they agreed to provide certain consulting services for an annual service fee of $50,000 each. Subsequently, these original consulting agreements were terminated and new consulting agreements with entities in which the Chief Executive Officer and President retain beneficial ownership were implemented. To date, services under these agreements have not been requested. This portion of the Neurocrine agreement is not reflected in the financial statements of the Company.

In December 2002, Neurocrine and Pfizer Inc. announced a global agreement for the exclusive worldwide development and commercialization of indiplon.  In connection with this agreement, the Company and Neurocrine, together with its licensor Wyeth, agreed to establish three standby licenses, one to Neurocrine from Wyeth in case the Company’s license agreement is terminated by reason of the Company’s default, another to Neurocrine's partner (subsequently Pfizer, as noted below) from the Company in case the sublicense agreement with Neurocrine is terminated by reason of Neurocrine's default and a third standby license from Wyeth to Neurocrine's partner in case both Neurocrine and the Company default in the respective agreements.

As noted above, on February 25, 2004, the Company entered into agreements to reorganize its sublicense agreement with Neurocrine. The restated agreement provides for a royalty term of the last to expire of Wyeth patents or any patent owned or controlled by Neurocrine covering indiplon and ten years. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon. Accordingly, the reorganization with Neurocrine allows Neurocrine to pay to DOV royalty and milestone payments net of those amounts that would be owed by the Company to Wyeth under the earlier agreement. The Company’s economics will therefore remain unchanged and it will continue to be entitled to receive $1.5 million in aggregate milestones upon Neurocrine’s NDA approval and 3.5% royalty on worldwide sales. The Company has received $2.0 million from Neurocrine for the initial filing of the NDA for indiplon, however Neurocrine has reported that the NDA was not accepted by the FDA and that they intend to refile the NDA in the first half of 2005. The Company’s agreement with Neurocrine indicates that the $2.0 million milestone is earned once an NDA has been submitted according to certain FDA regulations, thus the Company will record this as revenue once the revised NDAs are submitted and accepted by the FDA.

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

Under the agreement, the Company received a $35.0 million up-front licensing payment. In addition, the Company is entitled to receive milestone payments of up to $420.0 million, as well as royalties on worldwide net sales, if any. In accordance with the Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” the Company has evaluated the arrangement to determine if the deliverables are separable into units of accounting and then applied applicable revenue recognition criteria.  The Company has determined that the license and the collaboration are a single element for accounting purposes. As a result, the $35.0 million up-front licensing payment and any future milestones received will be recorded over the term of the collaboration.  As the Company has a continuing obligation with respect to collaboration on development of product candidates, until an NDA is filed, the up-front payment has been deferred and will be amortized to revenue over the estimated research and development period of 51 months.

Biovail Agreement

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

Operating Leases

The Company leases office space under a long-term operating lease expiring in the year 2008. The Company also leases various office and transportation equipment under operating leases with terms ranging from one to three years.

As of December 31, 2004, the total non-cancelable future minimum rental payments under the above-mentioned leases are as follows:

Year ending December 31,
2005	$546,879
2006	569,394
2007	574,238
2008	306,268
2009	—
$1,996,779

Rent expense incurred for office space and equipment leases amounted to $274,767, $348,347 and $406,838 for the years ended December 31, 2002, 2003 and 2004.

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

14. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2002, 2003 and 2004. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

	Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31(a)
2002	(In thousands, except per share data)
Revenue	$708	$635	$504	$542
Net loss	(3,882)	(3,785)	(2,604)	(6,550)
Net loss attributable to common stockholders	(3,882)	(3,785)	(2,604)	(6,550)
Basic and diluted net loss per share	(0.79)	(0.32)	(0.18)	(0.45)

2003
Revenue	$2,969	$—	$—	$—
Net loss after tax benefit	(2,610)	(4,736)	(7,399)	(11,986)
Net loss attributable to common stockholders	(2,610)	(4,736)	(7,399)	(11,986)
Basic and diluted net loss per share	(0.18)	(0.32)	(0.45)	(0.73)

2004
Revenue	$—	$—	$343	$2,199
Net loss after tax benefit	(7,690)	(8,342)	(12,008)	(4,881)
Net loss attributable to common stockholders	(7,690)	(8,342)	(12,008)	(4,881)
Basic and diluted net loss per share	(0.46)	(0.43)	(0.56)	(0.23)

(a) Includes a non-cash charge of $2.5 million relating to shareholder litigation settlement in 2002. In the fourth quarter of 2003 the Company paid $5.0 million for the purchase of Nascime and the product candidates, bicifadine and ocinaplon, and $306,000 for transfer taxes associated with the acquisition. The $5.3 million is included as research and development expense.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
DOV (Bermuda), Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of changes in stockholders' deficit and consolidated statements of cash flows present fairly, in all material respects, the financial position of DOV (Bermuda), Ltd. (a development stage company) and subsidiary (the "Company") as of December 31, 2001 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2002, and the period from inception (January 21, 1999) through December 31, 2002, in conformity with the Standards of the Public Accounting Oversight Board (United States). These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the Standards of the Public Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
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

DOV (BERMUDA), LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Periods from Inception (January 21, 1999) through December 31, 2002

	Common Stock Class A		Common Stock Class B		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Contributed at inception (January 21, 1999)	16,020	$16,020	3,980	$3,980	$9,980,000	$—	$10,000,000
Capital contribution	—	—	—	—	1,600,957	—	1,600,957
Net loss	—	—	—	—	—	(11,904,738)	(11,904,738)
Balance at December 31, 1999	16,020	16,020	3,980	3,980	11,580,957	(11,904,738)	(303,781)
Capital contribution	—	—	—	—	2,911,822	—	2,911,822
Net loss	—	—	—	—	—	(3,604,235)	(3,604,235)
Balance at December 31, 2000	16,020	16,020	3,980	3,980	14,492,779	(15,508,973)	(996,194)
Capital contribution	—	—	—	—	5,034,415	—	5,034,415
Net loss	—	—	—	—	—	(5,914,506)	(5,914,506)
Balance at December 31, 2001	16,020	16,020	3,980	3,980	19,527,194	(21,423,479)	(1,876,285)
Capital contribution	—	—	—	—	7,754,805	—	7,754,805
Net loss	—	—	—	—	—	(9,463,646)	(9,463,646)
Balance at December 31, 2002	16,020	$16,020	3,980	$3,980	$27,281,999	$(30,887,125)	$(3,585,126)

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

DOV (BERMUDA), LTD.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

DOV (Bermuda), Ltd. (the "Company") was incorporated on January 21, 1999 in Bermuda. The Company is owned jointly by Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan Corporation, plc ("Elan") through its wholly-owned subsidiary Elan Pharmaceutical Investment Limited II (“EPIL II”), and DOV Pharmaceutical, Inc. ("DOV"). The primary objective of the Company is to carry on the business of the development, testing, registration, manufacturing, commercialization, and licensing of two pharmaceutical products (as defined in the Joint Development and Operating Agreement ("JDOA") dated January 21, 1999 between DOV, EIS, the Company and its wholly-owned subsidiary Nascime, Ltd. ("Nascime"). The focus of the collaborative venture is to develop the products using the intellectual property of Elan and DOV pursuant to the JDOA.

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

2. Significant Accounting Policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require that the financial statements be prepared on a going concern basis. The Company's ability to continue as a going concern is entirely dependent upon the funds it receives from its stockholders in connection with the stockholders' respective obligations to fund the Company's operations (See Note 1). DOV has committed to provide funding to the Company through at least December 31, 2004.

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

5. In-Process Research and Development

During January 1999, the Company entered into license arrangements with Elan and DOV to acquire rights to certain intellectual property (as described in Note 1). The license acquired from DOV related to early stage technology that, in the opinion of management, had not reached technological feasibility as it will ultimately require regulatory approval prior to commercialization. In addition, management concluded that the license from Elan was only to be used in conjunction with DOV's compounds and had no alternative future uses. Therefore, all the license fees were deemed to be research and development expense and were charged to expense when incurred (See Note 2).

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