Form 10-K/A
period 2004-12-31
DOV PHARMACEUTICAL INC
filed 2005-03-18
CIK 1066833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No. 1)

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
Common Stock, $0.0001 par value

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 30, 2004 totaled approximately $297.2 million based on the then-closing stock price as reported by the Nasdaq National Market.

On February 17, 2005, there were outstanding 22,667,929 shares of registrant’s common stock, par value $0.0001 per share.

DOV PHARMACEUTICAL, INC.

Form 10-K
(Amendment No. 1)

For the Year Ended December 31, 2004

Explanatory Note

We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 on March 15, 2005. This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of filing as Exhibits 23.1 and 23.2 hereto revised versions of the Consents of our Independent Registered Public Accounting Firm. The revised Consents of Independent Registered Public Accounting Firm attached hereto as Exhibits 23.1 and 23.2 supercede and replace Exhibits 23.1 and 23.2 (stored as Exhibits 23.2 and 23.3 on the Securities and Exchange Commission’s EDGAR system) filed with our original Annual Report on Form 10-K for the year ended December 31, 2004. The purpose of the revisions to the Consents of our Independent Registered Public Accounting Firm is to correct the original consents to incorporate by reference its March 14, 2005 report into one of the Company’s existing registration statements (Registration Statement on Form S-3 originally filed on Form S-1 (File Number 333-112727)).

NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 1 ON FORM 10-K/A TO THE ANNUAL REPORT ON FORM 10-K TO OTHERWISE MODIFY OR AMEND DISCLOSURES CONTAINED IN OUR ORIGINAL FILING OR TO MODIFY OR UPDATE FOR EVENTS WHICH OCCURRED SUBSEQUENT TO THE ORIGINAL FILING. THIS AMENDMENT DOES NOT CHANGE ANY PREVIOUSLY REPORTED FINANCIAL RESULTS OF OPERATIONS OR ANY DISCLOSURES CONTAINED IN THE ORIGINAL FILING.

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
10.10
License Agreement dated as of January 20, 1999, by and between Registrant and Nascime Limited as amended by that certain Termination Agreement referred to in item 10.39 (filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-81484) on February 6, 2002 and incorporated herein by reference).1

10.11
License Agreement dated as of January 20, 1999, by and between Nascime Limited and Elan Corporation, plc as amended by that certain Termination Agreement referred to in item 10.39 (filed as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-81484) on February 6, 2002 and incorporated herein by reference).1

10.14
Registration Rights Agreement dated as of January 21, 1999, by and between Registrant and Elan International Services, Ltd. for shares of common stock received pursuant to the Securities Purchase Agreement referred to in 10.7 as amended by that certain Letter Agreement and further amended by that certain Termination Agreement (filed as Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333- 81484) on January 28, 2002 and incorporated herein by reference).

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

10.56	Fifth Amendment to Lease Agreement dated November 15, 2004 by and among MSNW Continental Associates, LLC and Registrant. (Previously filed)
10.57	Form of stock option agreement. (Previously filed)
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).
14.2	Audit Committee Complaint Procedures (filed as Exhibit 14.2 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).
21.1	Subsidiaries of Registrant (filed as Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-81484) and incorporated herein by reference).
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certifications of Chief Executive Officer and Chief Financial Officer of DOV Pharmaceutical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed)

1	Previously filed with confidential treatment of certain provisions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOV Pharmaceutical, Inc.
By:	/s/ Arnold S. Lippa
Name: Arnold S. Lippa Title: Chief Executive Officer and President Date: March 18, 2005

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Arnold S. Lippa	Chief Executive Officer, President and Director (Principal Executive Officer)	March 18, 2005
Arnold S. Lippa

/s/ Barbara G. Duncan	Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 18, 2005
Barbara G. Duncan

/s/ Zola Horovitz	Director	March 18, 2005
Zola Horovitz

Director
Patrick Ashe

/s/ Daniel S. Van Riper	Director	March 18, 2005
Daniel S. Van Riper

/s/ Theresa A. Bischoff	Director	March 18, 2005
Theresa A. Bischoff

Director
Jonathan Silverstein