Form 10-Q
period 2005-03-31
DOV PHARMACEUTICAL INC
filed 2005-05-09
CIK 1066833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-49730

________________________

DOV PHARMACEUTICAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3374365
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Continental Plaza
433 Hackensack Avenue
Hackensack, New Jersey 07601
(Address of principal executive office)

(201) 968-0980
(Registrant’s telephone number, including area code)

________________________

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

On April 26, 2005, there were outstanding 22,759,876 shares of the registrant’s common stock, par value $0.0001 per share.

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended March 31, 2005

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: may, will, should, expect, intend, plan, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors currently known by us about which we cannot be certain or even relatively confident. Actual results or events will surely differ and may differ materially from our forward-looking statements as a result of many factors, some of which we may not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet our development schedule for our product candidates, including with respect to clinical trial initiation, enrollment and completion;

•	meet applicable regulatory standards and receive required regulatory approvals on our anticipated time schedule or at all;

•	meet or require partners to meet obligations and achieve milestones under our license and other agreements;

•	obtain and maintain collaborations as required with pharmaceutical partners;

•	obtain substantial additional funds;

•	obtain and maintain all necessary patents, licenses and other intellectual property rights; and

•	produce drug candidates in commercial quantities at reasonable costs and compete successfully against other products and companies.

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

PART I - FINANCIAL INFORMATION

ITEM I. Financial Statements

DOV PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,934,473	$11,994,407
Marketable securities—short-term	80,051,777	99,506,979
Prepaid expenses and other current assets	1,771,681	1,812,347
Total current assets	110,757,931	113,313,733
Marketable securities—long-term	23,235,823	25,449,486
Property and equipment, net	476,419	538,488
Deferred charges, net	2,252,380	2,624,222
Total assets	$136,722,553	$141,925,929

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,273,357	$3,485,194
Accrued expenses	3,911,550	5,147,393
Convertible line of credit promissory note	4,003,275	—
Deferred revenue—current	8,235,294	8,235,294
Total current liabilities	19,423,476	16,867,881
Deferred revenue—non-current	24,362,745	22,303,922
Convertible subordinated debentures	65,000,000	80,000,000
Commitments and contingencies
Stockholders' equity:
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, 0 shares issued and outstanding at December 31, 2004 and March 31, 2005	—	—
Common stock, $.0001 par value, 60,000,000 shares authorized, 21,462,628 issued and outstanding at December 31, 2004 and 22,754,876 issued and outstanding at March 31, 2005	2,146	2,276
Additional paid-in capital	128,500,216	132,641,352
Accumulated other comprehensive loss	(247,553)	(464,093)
Accumulated deficit	(100,317,086)	(109,424,700)
Unearned compensation	(1,391)	(709)
Total stockholders' equity	27,936,332	22,754,126
Total liabilities and stockholders' equity	$136,722,553	$141,925,929

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2005
	(Unaudited)

Revenue	$—	$2,058,823
Operating expenses:
Research and development expense	5,509,292	9,806,602
General and administrative expense	1,257,382	1,632,110
Loss from operations	(6,766,674)	(9,379,889)
Interest income	157,893	878,814
Interest expense	(1,081,366)	(600,608)
Other income (expense), net	455	(5,931)
Net loss	$(7,689,692)	$(9,107,614)

Basic and diluted net loss per share	$(0.46)	$(0.41)

Weighted average shares used in computing basic and diluted net loss per share	16,700,740	22,420,128

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2005
	(Unaudited)

Cash flows from operating activities
Net loss	$(7,689,692)	$(9,107,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of premium paid on marketable securities and depreciation in investments	274,627	287,079
Non-cash interest expense	1,081,366	105,148
Depreciation	50,442	69,615
Amortization of deferred charges	29,310	36,186
Non-cash compensation charges	17,443	682
Warrants, options and common stock issued for services	109,245	(294,063)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	426,700	(20,409)
Accounts payable	417,034	211,837
Accrued expenses	1,028,502	1,235,843
Deferred revenue	—	(2,058,823)
Net cash used in operating activities	(4,255,023)	(9,534,519)

Cash flows from investing activities
Purchases of marketable securities	(12,662,846)	(72,120,280)
Sales of marketable securities	15,150,000	49,947,796
Purchases of property and equipment	(90,455)	(131,684)
Net cash provided by (used in) investing activities	2,396,699	(22,304,168)

Cash flows from financing activities
Borrowings under convertible debenture, net of issuance costs	—	14,571,715
Proceeds from issuance of stock, net of costs	9,965,005	—
Proceeds from options exercised	324,218	326,906
Net cash provided by financing activities	10,289,223	14,898,621
Net increase (decrease) in cash and cash equivalents	8,430,899	(16,940,066)
Cash and cash equivalents, beginning of period	9,290,999	28,934,473
Cash and cash equivalents, end of period	$17,721,898	$11,994,407

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Organization

DOV Pharmaceutical, Inc. (the “Company”) was incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000.

The Company is a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system disorders. The Company has six product candidates in clinical trials, and one product candidate for which a new drug application, or NDA, was filed on April 14, 2005, targeting insomnia, anxiety disorders, pain, depression and angina and hypertension. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the United States but it also conducts clinical studies outside the United States.

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2004, included in our Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported assets, liabilities, revenues, earnings, financial position and various disclosures. Significant estimates have included the development period for the Company’s products. Actual results could differ from those estimates and the differences could be material.

Deferred Charges

Deferred charges are issuance costs for the convertible debentures, the convertible promissory note and the convertible line of credit promissory note and were and are being amortized over the term of the instruments.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. For certain periods, the Company has excluded the shares issuable on conversion of the convertible subordinated debentures, convertible promissory note, the convertible line of credit promissory note, outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are antidilutive as indicated in the table below.

	Three Months Ended March 31,
	2004	2005
	(Unaudited)

Net loss	$(7,689,692)	$(9,107,614)
Basic and diluted:
Weighted -average shares used in computing basic and diluted net loss per share	16,700,740	22,420,128
Basic and diluted net loss per share	$(0.46)	$(0.41)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Convertible subordinated debentures	—	3,516,484
Convertible promissory note	2,877,266	—
Convertible line of credit promissory note	1,091,577	—
Options	2,672,890	2,934,466
Warrants	1,311,457	852,769
	7,953,190	7,303,719

Comprehensive Loss

	Three Months Ended March 31,
	2004	2005
	(Unaudited)

Net loss	$(7,689,692)	$(9,107,614)
Net unrealized gains (losses) on marketable securities and investments	38,652	(464,093)
Comprehensive loss	$(7,651,040)	$(9,571,707)

Stock-Based Compensation

The Company accounts for stock-based compensation expense for options granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure only alternative of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net loss would be as follows:

	Three Months Ended March 31,
	2004	2005
	(Unaudited)

Net loss as reported	$(7,689,692)	$(9,107,614)
Add: total stock-based employee compensation expense determined under APB No. 25	17,443	682
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(967,619)	(1,056,070)
Pro forma	$(8,639,868)	$(10,163,002)
Basic and diluted net loss per share:
As reported	$(0.46)	$(0.41)
Pro forma	$(0.52)	$(0.45)

	Options Outstanding as of March 31, 2005			Options Exercisable as of March 31, 2005
	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Price range $2.27-$9.59	5.78 years	1,561,291	$3.64	1,411,592	$3.44
Price range $9.60-$16.92	9.1 years	1,373,175	$14.81	75,713	$14.12
		2,934,466		1,487,305

Concentration of Credit Risk

Cash and cash equivalents are invested in deposits with financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $2.3 million of the Company's cash balance was uninsured at March 31, 2005.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of 2006.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, it generally recognizes no compensation cost for employee stock options. Management cannot predict the impact of the adoption of SFAS 123R at this time because it will depend on levels of share-based payments granted in the future. The adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the overall financial position. Management has not yet completed the analysis of the ultimate impact that this statement will have on the Company’s operating results or financial position, nor the method of adoption for this new standard.

Risks and Uncertainties

The Company is subject to risks common to companies in the biopharmaceutical industry, including but not limited to successful commercialization of product candidates, protection of proprietary technology and compliance with U.S. Food and Drug Administration, or FDA, regulations.

3. Research and Development Expense

Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead.

The following represents a detail of amounts included in research and development expense:

	Three Months Ended March 31,
	2004	2005
	(Unaudited)

Payroll related and associated overhead	$1,856,920	$2,245,474
Clinical and preclinical development costs and manufacturing supplies	3,462,099	7,497,430
Professional fees	190,273	63,698
Total research and development expense	$5,509,292	$9,806,602

4. Marketable Securities and Investments

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. The Company has evaluated its investment policies consistently with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and has determined that all its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders´ Equity under the caption "Accumulated Other Comprehensive Income (Loss)." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At December 31, 2004 and March 31, 2005, short-term marketable securities included $61.6 million and $45.1 million of investments, respectively, primarily comprised of investment grade asset-backed, variable-rate debt obligations (auction rate securities), commercial paper and money market funds.

Auction rate securities are classified as short-term marketable securities and the related purchases and sales have been classified as investing in the Company’s Consolidated Statements of Cash Flows. Auction rate securities were classified as cash and cash equivalents at March 31, 2004. The classification of these amounts in the Company’s Consolidated Statements of Cash Flows has been revised to conform to the current year classification. For the three months ended March 31, 2004, net cash provided by investing activities related to these short-term marketable securities of $2.5 million was included in cash and cash equivalents in the Company’s Consolidated Statements of Cash Flows. This change in classification does not affect previously reported results of operations or cash flows from operations or financing activities in the Consolidated Statements of Cash Flows.

5. Convertible Subordinated Debentures

In December 2004 and January 2005, the Company completed a private placement of $80.0 million aggregate principal amount of 2.5% convertible subordinated debentures due January 15, 2025. The holders of the debentures may require us to purchase all or a portion of their debentures on January 15, 2012, January 15, 2015 and January 15, 2020, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The debentures are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the debentures. The Company will pay interest semi-annually of $1,000,000 on January 15 and July 15 of each year, commencing July 15, 2005.

The Company has reserved 3,516,484 shares of common stock for issuance upon conversion of the debentures. The Company incurred issuance costs related to this private placement of approximately $2.8 million, which have been recorded as other assets and are being amortized to interest expense over the life of the debentures. The Company has filed a shelf registration statement with the SEC covering resales of the debentures and the common stock issuable upon conversion of the debentures, which was declared effective on May 9, 2005.

Holders may convert their debentures at any time at the conversion rate prior to the close of business on the business day prior to the maturity date or, if the debentures are called for redemption, on the business day prior to the redemption date. The initial conversion rate is 43.9560 shares of the Company’s common stock for each $1,000 principal amount of debentures. In addition, if certain corporate transactions that constitute a change of control occur on or prior to January 15, 2012, the Company will increase the conversion rate in certain circumstances, unless such transactions constitute a public acquirer change of control and the Company elects to satisfy its conversion obligation with public acquirer common stock. The Company may redeem for cash the debentures in whole or in part at any time beginning on January 15, 2008 and prior to January 15, 2012, at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest, including liquidated damages, if any, to but excluding the redemption date, provided the last reported sale price of the Company’s common stock has exceeded 140% of the conversion price for at least 20 trading days in any consecutive 30-day trading period ending on the trading day prior to the date of mailing of the notice of redemption. On or after January 20, 2012, the Company may redeem for cash some of or all the debentures at any time at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus any accrued and unpaid interest, including liquidated damages, if any, to but excluding the redemption date.

6. Equity Transactions

On January 20, 2005, the holder of the line of credit promissory note converted the entire balance of the note and the accrued interest into 1,180,246 shares of the Company’s common stock.

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

7. Merck Agreement

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

We sublicensed the worldwide development and commercialization of indiplon to Neurocrine in 1998 in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine subsequently entered into a worldwide development and commercialization agreement with Pfizer for indiplon. On August 5, 2004, we entered into an agreement with Merck for the worldwide development and commercialization of all indications for DOV 21,947 and certain indications for DOV 216,303 in exchange for a $35.0 million up-front payment and the right to receive further payments of up to $420.0 million upon the achievement of certain milestones and royalties based on product net sales, if any. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period of 51 months. The time period of the development period is a significant estimate used in the preparation of our financial statements and is subject to Merck developing the compound in accordance with the last estimated development schedule presented by Merck. As such this development period estimate may fluctuate from period to period and this fluctuation might be significant. For example, if as of January 1, 2005 we were to increase by 10% the estimated development period, we would record approximately $749,000 less of revenue in 2005. Future milestone payments, if any, will also be recorded over the remaining term of the collaboration. In 2004, we received a $2.0 million milestone payment from Neurocrine for the NDA filing for indiplon. However, because Neurocrine has reported that the original NDA filing was not accepted by the FDA and our agreement with Neurocrine indicates that the $2.0 million milestone is earned once an NDA has been submitted according to certain FDA regulations, we will not record this payment as revenue until such time that a NDA has been accepted by the FDA, Neurocrine refiled the NDA with the FDA on April 14, 2005. The payment has been recorded as an accrued liability as of December 31, 2004 and March 31, 2005.

Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of March 31, 2005, we had an accumulated deficit of $109.4 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

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

We expect research and development expense to increase substantially in the foreseeable future. We have recently initiated three Phase III clinical trials for bicifadine, a Phase III clinical trial for ocinaplon and a Phase I clinical trial for DOV 102,677. In 2005, we intend to initiate four pivotal efficacy clinical trials, two Phase II clinical trials and additional Phase I clinical trials for bicifadine, additional Phase I clinical trials and a Phase II clinical trial for DOV 102,677, a Phase I clinical trial for DOV 51,892 and a Phase I clinical trial for DOV diltiazem. In addition, we intend to continue the clinical development of DOV 216,303 for retained indications, that is, other than depression, anxiety and addiction. We also expect to increase our expenditures in fortifying our patent portfolio for each of our lead product candidates.

In January 1999, Elan loaned us $8.0 million in the form of a 7% convertible promissory note to fund our investment in DOV Bermuda. In May 2004, Elan converted the entire outstanding principal and accrued interest of this note totaling $11.6 million on that date into 2,907,162 shares of our common stock. Elan agreed, in January 1999, to lend us up to $7.0 million to fund our pro rata share of research and development funding in DOV Bermuda. For this purpose, we issued to Elan a convertible line of credit promissory note bearing interest at 10% per annum compounded semi-annually on the amount outstanding. This convertible line of credit promissory note was sold to an institutional holder during 2004 and upon maturity on January 20, 2005, was converted into 1,180,246 shares of our common stock. Please refer to note 6 of our financial statements included under Part I, Item 1of this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenue.  Our revenue for the three months ended March 31, 2005 was comprised of $2.1 million of amortization of the $35.0 million fee we received on the signing of the license, research and development agreement for our collaboration with Merck. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period of 51 months. We recorded no revenue in the first quarter of 2004.

Research and Development Expense.  Research and development expense increased $4.3 million to $9.8 million for the first quarter 2005 from $5.5 million for the comparable period in 2004. $3.6 million of the increase in research and development expense was associated with increased clinical development costs including an increase of $2.3 million for bicifadine, $1.1 million for DOV 102,677, $240,000 for ocinaplon, and $127,000 for DOV diltiazem offset by a decrease in clinical development costs of $32,000 for DOV 216,303 and $152,000 for DOV 21,947. The remaining increase in research and development expense included an increase of $405,000 for preclinical development and $389,000 for payroll and associated overhead related to research and development, attributable to an overall increase in personnel, offset by a decrease in professional fees of $127,000. The net decrease in professional fees primarily related to a decrease in non-cash stock compensation to outside consultants of $370,000 offset by an increase of $165,000 in recruitment fees for personnel and $73,000 of legal fees related to patent filings.

General and Administrative Expense.  General and administrative expense increased $375,000 to $1.6 million for the first quarter 2005 from $1.3 million for the comparable period in 2004. The increase was primarily attributable to an increase of $211,000 in legal expense, $105,000 in payroll and related overhead and $45,000 in office and related expenses.

Interest Income.  Interest income increased $721,000 to $879,000 in the first quarter 2005 from $158,000 in the comparable period in 2004 primarily due to higher average cash balances and a higher effective interest rate yield.

Interest Expense.  Interest expense decreased $481,000 to $601,000 in the first quarter 2005 from $1.1 million in the comparable period in 2004. We recorded interest expense of $1.1 million on our convertible promissory note and convertible line of credit promissory note in the first quarter of 2004 and $105,000 in the comparable period in 2005. This decrease was due to the conversion of the notes in May 2004 and January 2005. This decrease was offset by an increase of $495,000 in interest expense on the convertible debentures placed in December 2004 and January 2005. Please refer to note 5 of our financial statements included under Part I, Item 1of this Form 10-Q.

Other Income (Expense), net.  Other income (expense), net was virtually unchanged in the first quarter of 2005 from the comparable period in 2004.

Liquidity and Capital Resources

At March 31, 2005, our cash and cash equivalents and marketable securities totaled $137.0 million compared with $132.2 million at December 31, 2004. The increase in cash balances at March 31, 2005 resulted primarily from cash provided by financing activities of $14.9 million offset by cash used in operations of $9.5 million. At March 31, 2005, we had working capital of $96.4 million compared with $91.3 million at December 31, 2004.

Net cash used in operations during the quarter ended March 31, 2005 amounted to $9.5 million, as compared to $4.3 million in the same period of 2004. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of personnel. Net cash used in operations benefited from an increase in accounts payable and accrued liabilities of $1.4 million due to an increase in volume and timing of payments. Net non-cash (income) expense related to stock-based compensation, interest expense and depreciation and amortization expenses were $(82,000) in the three months ended March 31, 2005 and $1.3 million in the comparable period in 2004. Stock-based compensation for options issued to consultants in previous periods resulted in a net income as the value of our common stock decreased from December 31, 2004 to March 31, 2005, the measurement date of the expense.

Net cash provided by/used in investing activities during the quarter ended March 31, 2005 and 2004 amounted to $22.3 million used in operations and $2.4 million provided by operations, respectively. This fluctuation resulted primarily from the timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods.

Net cash provided by financing activities during the quarter ended March 31, 2005 was $14.9 million as compared to $10.3 million in the comparable period in 2004. Net cash provided by financing activities in the quarter ended March 31, 2005 was primarily related to net proceeds of $14.6 million from the issuance of $15.0 million of 2.5% subordinated convertible debentures in January 2005. Net cash provided by financing activities in the quarter ended March 31, 2004 was primarily related to $10.0 million of net proceeds from the sale of common stock to an institutional investor.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least mid-2006. Our future capital uses and requirements depend on numerous factors, including:

•	our progress with research and development;

•	our ability to maintain and establish, and the scope of, collaborations that finance research and development of our clinical candidates;

•	the progress and success of clinical trials and preclinical studies of our product candidates;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights;

•	the costs and timing of regulatory approvals; and

•	the noteholders’ choice of having the notes repaid in cash or converting the notes into our common stock.

In addition to the foregoing, our future capital uses and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates. Our sublicensee and collaborative partners, Neurocrine, Pfizer and Merck, may encounter conflicts of interest, changes in business or clinical strategy, or they may acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance. Merck has reserved the right to terminate its license with us upon four months notice.

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

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to March 31, 2005, are as follows:

	Years Ended December 31,
	2005	2006	2007	Thereafter	Total
	(in thousands)

Convertible subordinated debentures(1)	$2,041	$2,000	$2,000	$114,000	$120,041
Operating leases	414	570	574	306	1,864
Total	$2,455	$2,570	$2,574	$114,306	$121,905

(1)	Included are interest payments of approximately $2.0 million annually through 2025.

The table above excludes future milestones and royalties that may be owed to Wyeth, Elan and Biovail under terms of existing agreements as payments are contingent upon future events. We do not expect to pay any royalties under these agreements in 2005. In May 1998, we licensed from Wyeth, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth's right of first refusal. In February 2004, we entered into agreements to reorganize our exclusive license agreement with Wyeth in respect of these four compounds and our sublicense agreement with Neurocrine in respect of indiplon. Under the restated license agreements, if we sell the products ourselves, we are obligated to pay Wyeth royalties of 3.5% of net sales for ocinaplon and DOV 216,303 and 5.0% of net sales for bicifadine, and milestones of $2.5 million for ocinaplon and $5.0 million for bicifadine upon NDA filing and $4.5 million each for bicifadine, ocinaplon and DOV 216,303 upon a NDA approval. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5% should we partner or sublicense that compound. In addition, should we partner or sublicense a compound, the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. As we have licensed certain rights to DOV 216,303 to Merck the next milestone payable to them of $2.5 million was accelerated and paid in 2004. In addition, should Merck achieve sales on this compound, we will owe Wyeth a royalty of 4.0% on those sales. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon. Accordingly, the reorganization with Neurocrine allows Neurocrine to pay to us royalty and milestone payments net of those amounts that would be owed by us to Wyeth under the earlier agreement. In connection with Elan’s license grant to us in October 2003, Elan is entitled to receive up to an aggregate of $3.0 million when bicifadine and ocinaplon are licensed or come to market. In connection with the Biovail separation agreement, we face contingent payments by us to Biovail of $3.0 million upon issuance of marketing authorization for DOV diltiazem and up to $7.5 million based upon sales, if any. The table also excludes any severance or termination payments that would be due to certain of our employees under their employment contracts should they be terminated without cause or terminate following a change of control prior to the expiration of their contract term as the amounts are not determinable at this time.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and thus we will adopt the standard in the first quarter of 2006.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of SFAS 123R’s fair value method is expected to have a significant impact on our results of operations, although it will have no impact on our overall financial position. Management has not yet completed the analysis of the ultimate impact that this statement will have on our operating results or financial position, nor the method of adoption for this new standard.

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

ITEM 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out by management as of March 31, 2005, under the supervision and with the participation of our president, chief executive officer and secretary, and our senior vice president of finance and chief financial officer (our principal executive officer and principal financial officer). Based upon that evaluation, these officers concluded that our disclosure controls and procedures are effective.

There was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Effective January 1, 2005, the Company implemented a new accounting application software. The implementation has involved changes in systems that included internal control over financial reporting, and accordingly, have required minor changes to our system of internal control over financial reporting. We have reviewed the internal controls over financial reporting affected by the implementation of the new system and determined that there has been no material change in the internal controls over financial reporting with the new accounting software.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not a party to any material legal proceedings.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 20, 2005, the holder of the convertible promissory note converted the principal and outstanding balance into 1,180,246 shares of our common stock. The convertible promissory note was canceled upon its conversion. We did not receive any cash proceeds in connection with the conversion. We believe that the conversion was exempt from the registration requirements of the Securities Act of 1933, as amended by reason of Section 3(a)(9) thereof, based upon the fact that the convertible promissory note was exchanged solely for shares of our common stock and no commission or other remuneration was paid or given directly or indirectly for soliciting the conversion.

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

Market prices for securities of biopharmaceutical companies have been particularly volatile. In particular, our stock price experienced a substantial decline following our initial public offering and has fluctuated between a high of $20.17 and a low of $11.60 since January 1, 2004. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results of clinical trials conducted by us or on our behalf, or by our competitors;

•	delays in initiating clinical trials;

•	business or legal developments concerning our collaborators or licensees, including Merck, Pfizer and Neurocrine;

•	regulatory developments or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	changes in estimates or recommendations by securities analysts;

•	public concern over our drugs;

•	litigation;

•	future sales of our common stock;

•	general market conditions;

•	changes in the structure of health care payment systems;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises; and

•	period-to-period fluctuations in our financial results.

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

If our outstanding convertible debt is converted into shares of our common stock, existing common stockholders will experience immediate equity dilution and, as a result, our stock price may go down.

The 2.5% subordinated convertible debentures that we issued in December 2004 and January 2005 are convertible, at the option of the holders, into shares of our common stock at initial conversion rates of 43.9560 shares of common stock per $1,000 principal amount of notes, or $22.75 per share, subject to adjustment in certain circumstances. If all the debentures were converted at their initial conversion rate, we would be required to issue approximately 3,516,484 shares of our common stock. We have reserved shares of our authorized common stock for issuance upon conversion of the notes and the debentures. If any of the debentures are converted into shares of our common stock, our existing stockholders will experience immediate equity dilution and our common stock price may be subject to significant downward pressure.

We have incurred losses since our inception and expect to incur significant losses for the foreseeable future, and we may never reach profitability.

Since our inception in April 1995 through March 31, 2005, we have incurred significant operating losses and, as of March 31, 2005, we had an accumulated deficit of $109.4 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

There are a number of difficulties and risks associated with clinical trials. The possibility exists that:

•	we may discover that a product candidate may cause harmful side effects;

•	we may discover that a product candidate, even if safe when taken alone, may interfere with the actions of other drugs taken at the same time such that its marketability is materially reduced;

•	we may discover that a product candidate does not exhibit the expected therapeutic results in humans;

•	a product candidate may lend itself to user abuse, in which case labeling may adversely affect its marketability;

•	results may not be statistically significant or predictive of results that will be obtained from large-scale, advanced clinical trials;

•	we or the FDA may suspend or delay initiation of further clinical trials of our product candidates for any of a number of reasons, including safety or delay in obtaining clinical trial material;

•	we may be delayed in the FDA protocol review process;

•	patient recruitment may be slower than expected; and

•	patients may drop out of our clinical trials.

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

If we are unable to successfully develop and commercialize any one or more of our product candidates, this could severely harm our business, impair our ability to generate revenues and adversely impact our stock price.

We may not receive regulatory approvals for our product candidates or approvals may be delayed.

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and commercialization of our product candidates and in our ongoing research and development activities. Our partner Neurocrine filed an NDA for indiplon for the treatment of insomnia in April 2005. All our other product candidates are in various stages of research and development and we have not yet requested or received regulatory approval to commercialize any product candidate from the FDA or any other regulatory body.

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

On September 28, 2004, we announced that we had initiated a pivotal, Phase III, U.S. clinical trial in patients with moderate to severe chronic lower back pain. This clinical trial is being conducted in accordance with a protocol (revised as described below) that we originally submitted to the FDA in accordance with the FDA’s special protocol assessment, or SPA, guidelines in May 2004. Following submission of the protocol to the FDA, we had meetings with the agency to reach agreement on the study design. Following our meeting with the FDA in September 2004, we revised the protocol in response to comments from the FDA, and initiated this clinical trial in accordance with the revised protocol. We have received oral confirmation from the FDA that the revised protocol is acceptable, and have sought to obtain formal documentation of the agreement from the FDA regarding this revised protocol as required by the FDA’s SPA guidelines. We have subsequently made changes to the protocol covered by the SPA prior to FDA approval in order to improve the clinical trial and have sought the agency’s approval to continue the SPA. According to FDA guidelines on SPA, protocol changes in any manner without prior FDA approval renders the SPA no longer effective and we cannot offer any assurance that our request will be granted. While FDA guidance on SPAs states that documented SPAs should be considered binding on the review division, the FDA has the latitude to change its assessment if certain exceptions apply. Exceptions include identification of a substantial scientific issue essential to safety or efficacy testing that later comes to light, a failure to follow the protocol agreed upon or the FDA’s reliance on data, assumptions or information determined to be wrong or that omit relevant facts. Accordingly, we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will not determine that one or more exceptions apply to a previously documented special protocol assessment for the particular protocol. This could have a material adverse effect on the NDA approval process, if any.

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

We rely on the efforts of Neurocrine and Pfizer and Merck for the development, design and implementation of clinical trials, regulatory approval and commercialization of indiplon and our product candidates DOV 216,303 and DOV 21,947.

In 1998, we sublicensed indiplon to Neurocrine without retaining any material rights other than the right to receive milestone payments and royalties on product sales, if any. In December 2002, Neurocrine entered into a development and commercialization agreement with Pfizer for indiplon. In August 2004, we sublicensed DOV 216,303 for certain indications and DOV 21,947 for all indications to Merck without retaining any material rights other than our participation in the ongoing clinical plan collaboration, the right to receive milestone payments and royalties on product sales, if any, and co-promotion. The clinical development, design and implementation of clinical trials, the preparation of filings for FDA approval and, if approved, the subsequent commercialization of these product candidates are within the control of our partners. We will lack control over the process and, as a result, our ability to receive any revenue from these product candidates is dependent on the success of their efforts. Our partners may fail or otherwise decide not, or otherwise not have the ability, to devote the resources necessary to successfully develop and commercialize the product candidates, which would impair our ability to receive milestone or royalty payments, if any, in respect of the product candidates.

Our success in developing our product candidates depends upon the performance of our licensees and collaborative partners.

Our efforts to develop, obtain regulatory approval for and commercialize our existing and any future product candidates depend in part upon the performance of our licensees and collaborative partners. Currently, we have license and collaborative agreements with Merck, Neurocrine, Pfizer and Wyeth. Neurocrine has entered into a development and commercialization agreement with Pfizer involving a further sublicense under our agreement with Neurocrine. In connection with certain of these agreements, we have granted certain rights, including development and marketing rights and rights to defend and enforce our intellectual property. We do not have day-to-day control over the activities of our licensees or collaborative partners and cannot assure you that they will fulfill their obligations to us, including their development and commercialization responsibilities in respect of our product candidates. We also cannot assure you that our licensees or collaborators will properly maintain or defend our intellectual property rights or that they will not utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Further, we cannot assure you that our licensees or collaborators will not encounter conflicts of interest, or changes in business strategy, or that they will not acquire or develop rights to competing products, all of which could adversely affect their willingness or ability to fulfill their obligations to us.

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

Any failure on the part of our licensees or collaborators to perform or satisfy their obligations to us could lead to delays in the development or commercialization of our product candidates and affect our ability to realize product revenues. Disagreements with our licensees or collaborators could require or result in litigation or arbitration, which could be time-consuming and expensive. If we or our licensees or collaborators fail to maintain our existing agreements or establish new agreements as necessary, we could be required to undertake development, manufacturing and commercialization activities solely at our own expense. This would significantly increase our capital requirements and may also delay the commercialization of our product candidates.

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

We do not have any sales, marketing or distribution capabilities. In order to commercialize our product candidates, if any are approved, we must either acquire or internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services for us. If we obtain FDA approval for our existing product candidates, we intend to rely on relationships with one or more pharmaceutical companies or other third parties with established distribution systems and direct sales forces to market our product candidates. If we decide to market any of our product candidates directly, we must either acquire or internally develop a marketing and sales force with technical expertise and supporting distribution capabilities. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel, and negatively impact our product development efforts. Moreover, we may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent we enter into co-promotion or other licensing agreements, our product revenues are likely to be lower than if we directly marketed and sold our product candidates, and any revenue we receive will depend upon the efforts of third parties, which may not be successful.

If we cannot raise additional funding, we may be unable to complete development of our product candidates.

At March 31, 2005, we had cash and cash equivalents and marketable securities of $137.0 million. We currently have no commitments or arrangements for any financing. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least mid-2006. We believe that we may require additional funding to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We may continue to seek additional capital through public or private financing or collaborative agreements. If adequate funds are not available to us as we need them, we may be required to curtail significantly or eliminate at least temporarily one or more of our product development programs.

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

We intend to fulfill our debt service obligations from our existing cash, cash equivalents and marketable securities. In the future, if the holders require us to purchase all or a portion of their debentures and we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations, we may have to delay or curtail research, development and commercialization programs. The holders’ right to require us to purchase the debentures, prior to maturity in January 2025, may be exercised in January 2012, 2015 and 2020.

The success of our business depends upon the members of our senior management team, our scientific staff and our ability to continue to attract and retain qualified scientific, technical and business personnel.

We are dependent on the members of our senior management team, in particular, our Chief Executive Officer and President, Dr. Arnold Lippa, our Senior Vice President and Chief Scientific Officer, Dr. Phil Skolnick, and our Senior Vice President, Drug Development, Dr. Warren Stern, for our business success. Moreover, because of the specialized scientific and technical nature of our business, we are also highly dependent upon our scientific staff, the members of our scientific advisory board and our continued ability to attract and retain qualified scientific, technical and business development personnel. Dr. Lippa holds a substantial amount of vested common stock not subject to repurchase in the event of termination. We do not carry key man life insurance on the lives of any of our key personnel. There is intense competition for human resources, including management, in the scientific fields in which we operate and there can be no assurance that we will be able to attract and retain qualified personnel necessary for the successful development of our product candidates, and any expansion into areas and activities requiring additional expertise. In addition, there can be no assurance that such personnel or resources will be available when needed. The loss of the services of Drs. Lippa, Skolnick or Stern, or other key personnel, could severely harm our business if a replacement possessing a similar level of expertise cannot be retained or if the key person’s responsibilities cannot be assumed by existing employees.

Because some of our patents with respect to some of our product candidates have expired or will expire in the near term, we may be required to rely solely on the Hatch-Waxman Act for market exclusivity.

A number of patents that we licensed from Wyeth have expired, including certain patents that provide protection for the use of DOV 216,303 for the treatment of depression, the use of bicifadine for the treatment of pain and the use of ocinaplon for anxiety. Patents protecting intermediates useful in the manufacture of ocinaplon are due to expire in 2007. The numerous patent applications pending and others in preparation covering our compounds, even if filed and approved, may not afford us adequate protection against generic versions of our product candidates or other competitive products. In the event we achieve regulatory approval to market any of our product candidates, including bicifadine, DOV 216,303 or ocinaplon, and we are unable to obtain adequate patent protection for the ultimate marketed product, we will be required to rely to a greater extent on the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity. The Hatch-Waxman Act generally provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting filing of an abbreviated NDA, or ANDA, by a generic competitor for up to five years after the drug is first approved. The Hatch-Waxman Act, however, also accelerates the approval process for generic competitors using the same active ingredients once the period of statutory exclusivity has expired. It may also in practice encourage more aggressive legal challenges to the patents protecting approved drugs. In addition, because some of our patents have expired, third parties may develop competing product candidates using our product compounds and if they obtain regulatory approval for those products prior to us, we would be barred from seeking an ANDA for those products under the Hatch-Waxman Act for the applicable statutory exclusivity period.

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

We may determine to acquire laboratory facilities, which we currently do not have. The absence of such facilities and technical staff requires us to rely on contract parties for all preclinical work. Such facilities, even if they lead to cost savings and improved control and turn-around time, may require substantial management time, personnel transition and relocation costs and result in a higher level of fixed overhead, the cost of which might not be offset or fully offset by reductions in external contract costs.

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

In addition, although we own or otherwise have certain rights to a number of patents and patent applications, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents or the patents of our collaborators or licensees. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents, or the patents of our collaborators or licensees, or that challenges will result in elimination of patent claims and therefore limitations of coverage. Moreover, competitors may infringe our patents, the patents of our collaborators or licensees, or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the ground that our patents do not cover its technology. In addition, interference proceedings brought by the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensees. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. We cannot assure you that we, or our collaborators or licensees, will be able to prevent misappropriation of our respective proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

32
Certifications of Chief Executive Officer and Chief Financial Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOV Pharmaceutical, Inc.

Date: May 9, 2005	By:	/s/ ARNOLD S. LIPPA
Name: Arnold S. Lippa
Title: Chief Executive Officer, President and Secretary

DOV Pharmaceutical, Inc.

Date: May 9, 2005	By:	/s/ BARBARA G. DUNCAN
Name: Barbara G. Duncan
Title: Senior Vice President of Finance and Chief Financial Officer