Form 10-Q
period 2005-06-30
DOV PHARMACEUTICAL INC
filed 2005-08-09
CIK 1066833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

On August 1, 2005 there were outstanding 23,039,991 shares of the registrant’s common stock, par value $0.0001 per share.

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended June 30, 2005

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: may, will, should, expect, intend, plan, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors currently known by us about which we cannot be certain or even relatively confident. Actual results or events will surely differ and may differ materially from our forward-looking statements as a result of many factors, some of which we may not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet our development schedule for our product candidates, including with respect to clinical trial initiation, enrollment and completion;

•	develop an acceptable development plan under and otherwise achieve the results contemplated by the recent amendment to the existing license agreement with Merck;

•	meet applicable regulatory standards and receive required regulatory approvals on our anticipated time schedule or at all;

•	meet or require partners to meet obligations and achieve milestones under our license and other agreements;

•	obtain and maintain collaborations as required with pharmaceutical partners;

•	obtain substantial additional funds;

•	obtain and maintain all necessary patents, licenses and other intellectual property rights; and

•	produce drug candidates in commercial quantities at reasonable costs and compete successfully against other products and companies.

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

PART I - FINANCIAL INFORMATION

Item I. Financial Statements

DOV PHARMACEUTICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,934,473	$6,183,417
Marketable securities—short-term	80,051,777	101,974,716
Prepaid expenses and other current assets	1,771,681	3,160,749
Total current assets	110,757,931	111,318,882
Marketable securities—long-term	23,235,823	17,778,227
Property and equipment, net	476,419	710,223
Deferred charges, net	2,252,380	2,199,503
Total assets	$136,722,553	$132,006,835

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,273,357	$6,757,431
Accrued expenses	3,911,550	3,983,992
Convertible line of credit promissory note	4,003,275	—
Deferred revenue—current	8,235,294	5,511,811
Total current liabilities	19,423,476	16,253,234
Deferred revenue—non-current	24,362,745	23,195,539
Convertible subordinated debentures	65,000,000	80,000,000
Commitments and contingencies
Stockholders' equity:
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, 0 shares issued and outstanding at December 31, 2004 and June 30, 2005	—	—
Common stock, $.0001 par value, 60,000,000 shares authorized, 21,462,628 issued and outstanding at December 31, 2004 and 22,925,070 issued and outstanding at June 30, 2005	2,146	2,293
Additional paid-in capital	128,500,216	134,420,899
Accumulated other comprehensive loss	(247,553)	(376,730)
Accumulated deficit	(100,317,086)	(120,642,582)
Unearned compensation	(1,391)	(845,818)
Total stockholders' equity	27,936,332	12,558,062
Total liabilities and stockholders' equity	$136,722,553	$132,006,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)

Revenue	$—	$3,831,866	$—	$5,890,689
Operating expenses:
Research and development expense	6,161,352	12,241,167	11,670,644	22,047,769
General and administrative expense	1,446,965	3,132,560	2,704,347	4,728,484
Loss from operations	(7,608,317)	(11,541,861)	(14,374,991)	(20,885,564)
Interest income	182,321	987,729	340,214	1,866,543
Interest expense	(908,780)	(664,926)	(1,990,145)	(1,301,720)
Other income (expense), net	(7,211)	1,176	(6,757)	(4,755)
Net loss	$(8,341,987)	$(11,217,882)	$(16,031,679)	$(20,325,496)

Basic and diluted net loss per share	$(0.43)	$(0.49)	$(0.89)	$(0.90)

Weighted average shares used in computing basic and diluted net loss per share	19,404,059	22,776,359	18,052,399	22,658,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2005
	(Unaudited)

Cash flows from operating activities
Net loss	$(16,031,679)	$(20,325,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of premium paid on marketable securities	541,536	651,357
Non-cash interest expense	1,990,145	105,148
Depreciation	107,493	161,601
Amortization of deferred charges	48,397	201,112
Non-cash compensation charges	26,896	58,573
Warrants, options and common stock issued for services	30,099	58,345
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(75,958)	(1,109,018)
Accounts payable	1,402,327	3,484,074
Accrued expenses	(346,881)	72,442
Deferred revenue	—	(3,890,689)
Net cash used in operating activities	(12,307,625)	(20,532,551)
Cash flows from investing activities
Purchases of marketable securities	(25,038,920)	(97,918,673)
Sales of marketable securities	31,850,000	80,672,796
Purchases of property and equipment	(157,803)	(395,405)
Net cash provided by (used in) investing activities	6,653,277	(17,641,282)
Cash flows from financing activities
Borrowings under convertible debenture, net of issuance costs	—	14,571,715
Proceeds from issuance of stock, net of costs	9,965,005	—
Proceeds from options exercised	577,902	851,062
Net cash provided by financing activities	10,542,907	15,422,777
Net increase (decrease) in cash and cash equivalents	4,888,559	(22,751,056)
Cash and cash equivalents, beginning of period	9,290,999	28,934,473
Cash and cash equivalents, end of period	$14,179,558	$6,183,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Organization

DOV Pharmaceutical, Inc. (the “Company”) was incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000.

The Company is a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system disorders. The Company has several product candidates in clinical trials, and one product candidate for which two new drug applications, or NDAs, were filed on April 14, 2005 and May 26, 2005, targeting insomnia, anxiety disorders, pain, depression and angina and hypertension. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the United States but it also conducts clinical studies outside the United States.

2. Significant Accounting Policies

Basis of Presentation

The financial statements are presented on the basis of accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2004, included in our Annual Report on Form 10-K filed with the SEC.

Certain prior period amounts have been reclassified to conform to current period presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)

Net loss	$(8,341,987)	$(11,217,882)	$(16,031,679)	$(20,325,496)
Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	19,404,059	22,776,359	18,052,399	22,658,345
Basic and diluted net loss per share	$(0.43)	$(0.49)	$(0.89)	$(0.90)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Convertible subordinated debentures	—	3,516,484	—	3,516,484
Convertible line of credit promissory note	1,117,263	—	1,117,263	—
Options	2,641,806	2,959,791	2,641,806	2,959,791
Warrants	993,862	842,484	993,862	842,484
	4,752,931	7,318,759	4,752,931	7,318,759

Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)

Net loss	$(8,341,987)	$(11,217,882)	$(16,031,679)	$(20,325,496)
Net unrealized gains (losses) on marketable securities and investments	(209,080)	87,363	(170,428)	(129,177)
Comprehensive loss	$(8,551,067)	$(11,130,519)	$(16,202,107)	$(20,454,673)

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

If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the alternative methodology prescribed by SFAS 123, the effect on the Company's net loss would be as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)

Net loss as reported	$(8,341,987)	$(11,217,882)	$(16,031,679)	$(20,325,496)
Add: total stock-based employee compensation expense determined under APB No. 25	9,453	57,892	26,896	58,573
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(1,004,371)	(1,255,061)	(1,971,990)	(2,311,131)
Pro forma net loss	$(9,336,905)	$(12,415,051)	$(17,976,773)	$(22,578,054)
Basic and diluted net loss per share:
As reported	$(0.43)	$(0.49)	$(0.89)	$(0.90)
Pro forma	$(0.48)	$(0.55)	$(1.00)	$(1.00)

	Options Outstanding as of June 30, 2005			Options Exercisable as of June 30, 2005
	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Price range $2.27-$10.16	5.5 years	1,459,491	$3.57	1,363,193	$3.44
Price range $10.17-$18.05	8.97 years	1,500,300	$14.90	220,963	$15.00
		2,959,791		1,584,156

Concentration of Credit Risk

Cash and cash equivalents are invested in deposits with financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $5.3 million of the Company's cash balance was uninsured at June 30, 2005.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, it generally recognizes no compensation cost for employee stock options. Management cannot predict the impact of the adoption of SFAS 123R at this time because it will depend on levels of share-based payments granted in the future. The adoption of SFAS 123R’s fair value method is expected to have a significant impact on the Company’s results of operations, although it will have no impact on the overall financial position. Management has not yet completed the analysis of the ultimate impact that this statement will have on the Company’s operating results or financial position, nor the method of adoption for this new standard.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior period presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Management does not expect the implementation of  SFAS 154 to have a significant impact on the Company's results of operations.

Risks and Uncertainties

The Company is subject to risks common to companies in the biopharmaceutical industry, including but not limited to successful commercialization of product candidates, protection of proprietary technology and compliance with U.S. Food and Drug Administration, or FDA, regulations.

3. Research and Development Expense

Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead.

The following represents a detail of amounts included in research and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)

Payroll related and associated overhead	$1,498,964	$2,958,982	$3,355,884	$5,204,685
Clinical and preclinical development costs and manufacturing supplies	4,702,930	8,946,972	8,165,029	16,444,173
Professional fees	(40,542)	335,213	149,731	398,911
Total research and development expense	$6,161,352	$12,241,167	$11,670,644	$22,047,769

4. Marketable Securities and Investments

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. The Company has evaluated its investment policies consistently with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and has determined that all its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders´ Equity under the caption "Accumulated Other Comprehensive Income (Loss)." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At December 31, 2004 and June 30, 2005, short-term marketable securities included $61.6 million and $40.8 million of investments, respectively, primarily comprised of investment grade asset-backed, variable-rate debt obligations (auction rate securities), commercial paper and money market funds.

Auction rate securities are classified as short-term marketable securities and the related purchases and sales have been classified as investing activities in the Company’s Condensed Consolidated Statements of Cash Flows. Auction rate securities were classified as cash and cash equivalents at June 30, 2004. The classification of these amounts in the Company’s Condensed Consolidated Statements of Cash Flows has been revised to conform to the current year classification. For the six months ended June 30, 2004, net cash provided by investing activities related to these short-term marketable securities of $5.5 million was included in cash and cash equivalents in the Company’s Condensed Consolidated Statements of Cash Flows. This change in classification does not affect previously reported results of operations or cash flows from operations or financing activities in the Condensed Consolidated Statements of Cash Flows.

5. Convertible Subordinated Debentures

In December 2004 and January 2005, the Company completed a private placement of $80.0 million aggregate principal amount of 2.5% convertible subordinated debentures due January 15, 2025. The holders of the debentures may require us to purchase all or a portion of their debentures on January 15, 2012, January 15, 2015 and January 15, 2020 (the investor repurchase dates), in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, if any, to the purchase date. The debentures are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the debentures. The Company will pay interest semi-annually of $1,000,000 on January 15 and July 15 of each year, commencing July 15, 2005.

The Company has reserved 3,516,484 shares of common stock for issuance upon conversion of the debentures. The Company incurred issuance costs related to this private placement of approximately $2.8 million, which have been recorded as other assets and are being amortized to interest expense through the first investor repurchase date of the debentures. The Company has filed a shelf registration statement with the SEC covering resales of the debentures and the common stock issuable upon conversion of the debentures, which was declared effective on May 9, 2005.

Holders may convert their debentures at any time at the conversion rate prior to the close of business on the business day prior to the maturity date or, if the debentures are called for redemption, on the business day prior to the redemption date. The initial conversion rate is 43.9560 shares of the Company’s common stock for each $1,000 principal amount of debentures, or $22.75 per share. In addition, if certain corporate transactions that constitute a change of control occur on or prior to January 15, 2012, the conversion rate will increase in certain circumstances, unless such transactions constitute a public acquirer change of control and the Company elects to satisfy its conversion obligation with public acquirer common stock. The Company may redeem for cash the debentures in whole or in part at any time beginning on January 15, 2008 and prior to January 15, 2012, at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest, including liquidated damages, if any, to but excluding the redemption date, provided the last reported sale price of the Company’s common stock has exceeded 140% of the conversion price for at least 20 trading days in any consecutive 30-day trading period ending on the trading day prior to the date of mailing of the notice of redemption. On or after January 20, 2012, the Company may redeem for cash some of or all the debentures at any time at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus any accrued and unpaid interest, including liquidated damages, if any, to but excluding the redemption date.

6. Equity Transactions

On January 20, 2005, the institutional investor holder of the line of credit promissory note converted the entire balance of the note and the accrued interest into 1,180,246 shares of the Company’s common stock. The holder had purchased the note from Elan in June 2004.

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

7. Merck Agreement

On August 5, 2004, the Company entered into a license agreement with a subsidiary of Merck & Co. Inc., or Merck, for the worldwide development and commercialization of DOV 21,947 for all therapeutic indications and of DOV 216,303 for the treatment of depression, anxiety and addiction. The agreement became effective in September 2004. Additionally, Merck obtained rights of first offer and refusal regarding a licensing agreement for DOV 102,677 under certain circumstances and for additional consideration. Merck has assumed financial responsibility for development and commercialization of a product containing at least one of the licensed compounds. The parties have agreed to work together to clinically develop licensed product and DOV has reserved the right to co-promote the sales of product in the United States to psychiatrists and other specialists who treat depression.

Under the agreement, DOV received a $35.0 million up-front licensing payment. In addition, the Company is entitled to receive milestone payments of up to $420.0 million, as well as royalties on worldwide net sales, if any. In accordance with the Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” the Company has evaluated the arrangement to determine if the deliverables are separable into units of accounting and then applied applicable revenue recognition criteria.  The Company has determined that the license and the collaboration are a single element for accounting purposes. As a result, the $35 million up-front licensing payment and any future milestones received will be amortized and taken into revenue over the term of the collaboration.  As the Company has a continuing obligation with respect to collaboration on development of product candidates, until an NDA is filed, the up-front payment has been deferred and will be amortized and taken into revenue over the estimated research and development period of 72 months.

The license agreement with Merck has recently been amended. See note 9.

8. Employment Agreements

On May 23, 2005, the Company entered into a two-year employment agreement with Dr. Lippa, the Company’s then Chief Executive Officer, which continued his existing agreement, with certain changes, that was extended in January 2005. Such changes include severance protection in the event of a termination of employment without cause or good reason equal to payment of base compensation for the greater of one year and balance of the term of the agreement, subject to consulting obligations. In addition, the agreement includes a change in control severance protection equal to two years’ base compensation, elimination of a 2% bonus based upon gross proceeds in the event of a sale of the Company and elimination of incentive compensation for licensing. He was also awarded 60,000 shares of restricted common stock under the Company’s 2000 stock option and grant plan, subject to ratable annual vesting over three years provided he remains as a director of the Company. As of July 28, 2005, Dr. Lippa’s employment agreement was terminated thus requiring the Company to pay the contractual severance and accelerate his outstanding 57,500 options. As a result, the Company has recorded a severance obligation of $790,000 as of June 30, 2005. Dr. Lippa remains as chairman of the board of directors.

On June 29, 2005, the Company entered into a three-year employment agreement with Dr. Hudson as Chief Executive Officer and President. Under the agreement, Dr. Hudson will receive a salary of $425,000 per annum and will receive, upon commencement of employment on July 28, 2005, 100,000 shares of restricted stock and 225,000 stock options, each vesting ratably annually over four years. Dr. Hudson will also receive a bonus of $85,000 in January 2006, and the parties have agreed that his target bonus for fiscal year 2006 and each subsequent year of his employment agreement will be 40% of base compensation upon achievement of milestones established by the compensation committee of the board of directors. He will also be eligible for other benefits, including relocation allowances. For qualified events of severance, Dr. Hudson will be entitled to base compensation for the balance of his agreement subject to a minimum of one-year base compensation and an additional severance payment equal to his prior incentive bonus in the case of a termination following a change of control.

9. Subsequent Event

On August 5, 2005, Merck and DOV amended their license agreement such that, as an interim measure, the Company will initially carry out at its expense certain clinical tests involving DOV 21,947 subject to premium reimbursement by Merck if the results are successful in accordance with criteria to be established by the parties. DOV may also conduct preclinical including formulation work involving DOV 21,947, subject to reimbursement. The amendment authorizes Merck over the next twelve months to conduct at its expense tests on three additional of the Company’s triple reuptake inhibitors and to choose one for inclusion in the agreement at no additional up-front fee. Merck will reassume the financial development and commercialization under the agreement for one or more of DOV 21,947, DOV 216,303 and any additional triple reuptake inhibitor it chooses upon the successful completion of a pivotal Phase II clinical trial. Upon this occurrence, Merck will reimburse DOV for its approved development expenditures for DOV 21,947 incurred during this interim period and pay a success premium. In addition, the first development milestone in the original agreement will be payable to DOV. Merck and DOV have each retained certain termination rights under the amendment. If the test results are not successful as defined, Merck may elect to make such payments to  DOV and retain DOV 21,947 but is not required to do so.

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

We sublicensed the worldwide development and commercialization of indiplon to Neurocrine in 1998 in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine subsequently entered into a worldwide development and commercialization agreement with Pfizer for indiplon. On August 5, 2004, we entered into an agreement with Merck for the worldwide development and commercialization of all indications for DOV 21,947 and certain indications for DOV 216,303 in exchange for a $35.0 million up-front payment and the right to receive further payments of up to $420.0 million upon the achievement of certain milestones and royalties based on product net sales, if any. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period. As of June 1, 2005, we revised this estimate to approximately 72 months from 51 months and, accordingly, the amortization of the remaining balance beginning June 1, 2005 reflects this revised time period. This adjustment to the estimate for the development period was made as a result of the need to collect and assess additional clinical data which has extended the total development timeline. The time period of the development period is a significant estimate used in the preparation of our financial statements and is subject to Merck developing the compound in accordance with the estimated development schedule. This development period estimate may fluctuate from period to period and the fluctuation may be significant. On August 5, 2005, we amended this agreement such that we have agreed to assume the financial responsibility of development of DOV 21,947 on an interim basis and expanded the agreement to include an additional triple reuptake inhibitor product candidate which may be selected by Merck from three in the DOV preclinical portfolio designated by DOV. In 2004, we received a $2.0 million milestone payment from Neurocrine for the NDA filing for indiplon. However, because the original NDA filing was not accepted by the FDA and our agreement with Neurocrine indicates that the $2.0 million milestone is earned once an NDA has been submitted according to certain FDA regulations, we recorded this payment as revenue once the filing was accepted by the FDA on June 14, 2005.

Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of June 30, 2005, we had an accumulated deficit of $120.6 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

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

Our operating expenses consist primarily of license expense, costs associated with research and development and general and administrative costs associated with our operations. Research and development expense consists primarily of compensation and other related costs of our personnel dedicated to research and development activities, clinical and preclinical trial expenses, including toxicology studies, costs of manufacturing clinical and preclinical trial materials and preclinical studies, and professional fees related to clinical trials. Research and development expense also includes our expenses related to development activities of Nascime Limited, our wholly-owned Irish subsidiary. General and administrative expense consists primarily of the costs of our senior management, finance and administrative staff, business insurance, professional fees and costs associated with being a public reporting entity.

We expect research and development expense to increase substantially in the foreseeable future including as a result of additional clinical testing of DOV 21,947 we have agreed to undertake on an interim basis under the amendment to the license agreement with Merck. We are currently conducting four Phase III clinical trials for bicifadine and a Phase III clinical trial for ocinaplon. For the remainder of 2005, we intend to initiate for bicifadine two pivotal efficacy clinical trials, two Phase II clinical trials (one with patients with osteoarthritis and one with patients with painful diabetic neuropathy) and six additional Phase I clinical trials. With the recent interim change in development responsibilities for DOV 21,947 from Merck to DOV, we intend to initiate a Phase Ib with DOV 21,947 in 2005. We also intend to continue the development of DOV 216,303 for the indications we have retained. For DOV diltiazem, we will initiate a Phase I pharmacokinetic clinical trial to determine its final manufacturer as we continue to evaluate strategic alternatives for its development and commercialization. We also expect to increase our expenditures in fortifying our patent portfolio for each of our lead product and discovery candidates.

In January 1999, Elan loaned us $8.0 million in the form of a 7% convertible promissory note to fund our investment in DOV Bermuda. In May 2004, Elan converted the entire outstanding principal and accrued interest of this note totaling $11.6 million on that date into 2,907,162 shares of our common stock. Elan agreed, in January 1999, to lend us up to $7.0 million to fund our pro rata share of research and development funding in DOV Bermuda, a joint venture we had entered into with Elan. For this purpose, we issued to Elan a convertible line of credit promissory note bearing interest at 10% per annum compounded semi-annually on the amount outstanding. This convertible line of credit promissory note was sold to an institutional holder during 2004 and upon maturity on January 20, 2005, was converted into 1,180,246 shares of our common stock. Please refer to note 6 of our financial statements included under Part I, Item 1of this Form 10-Q.

Results of Operations

Three Months Ended June 30, 2005 and 2004

Revenue. Our revenue for the three months ended June 30, 2005 was comprised of $1.8 million of amortization of the $35.0 million fee we received on the signing of the license, research and development agreement for our collaboration with Merck and $2.0 million for the achievement of a milestone under the Neurocrine agreement described above. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period. As of June 1, 2005, we revised this estimate to 72 months from 51 months and, accordingly, the amortization of the remaining balance beginning June 1, 2005 reflects this revised time period. This adjustment to the estimate for the development period was made as a result of the need to collect and assess additional clinical data, which has extended the total development timeline. We recorded no revenue in the three months ended June 30, 2004.

Research and Development Expense.  Research and development expense increased $6.0 million to $12.2 million for the second quarter 2005 from $6.2 million for the comparable period in 2004. The increase in research and development expense was primarily associated with increased external development costs of $4.1 million, salaries and bonuses and related taxes and benefits of $871,000 and associated overhead of $790,000 as we increased our personnel to support our expanded programs and professional fees of $376,000. Included in the increase in external development costs is an increase of $5.4 million for bicifadine, $1.0 million for ocinaplon and $178,000 for our discovery and preclinical programs offset by a decrease in costs of $1.2 million for DOV 21,947, $633,000 for DOV 51,892, $555,000 for DOV 102,677 and $121,000 for DOV 216,303.

General and Administrative Expense. General and administrative expense increased $1.7 million to $3.1 million for the second quarter 2005 from $1.4 million for the comparable period in 2004. The increase was primarily attributable to an increase of $790,000 in severance expense related to the termination of the employment agreement with our co-founder Dr. Lippa as Chief Executive Officer and President (please refer to note 8 of our financial statements included under Part I, Item 1 of this Form 10-Q), $441,000 in professional fees, $448,000 in salaries and bonuses and related taxes and benefits and $93,000 in travel and entertainment expenses. The increase in professional fees is due primarily to an increase in recruitment fees of $273,000 and an increase in non-cash stock compensation of $155,000.

Interest Income. Interest income increased $805,000 to $988,000 in the second quarter 2005 from $182,000 in the comparable period in 2004 primarily due to higher average cash balances and a higher effective interest rate yield.

Interest Expense. Interest expense decreased $244,000 to $664,900 in the second quarter 2005 from $909,000 in the comparable period in 2004. We recorded interest expense including beneficial interest of $909,000 on our convertible promissory note and convertible line of credit promissory note in the second quarter of 2004 and none in the comparable period in 2005. This decrease was due to the conversion of the notes in May 2004 and January 2005. This decrease was offset by an increase of $500,000 in interest expense on the convertible debentures placed in December 2004 and January 2005 and $165,000 in amortization of deferred charges on debt. Please refer to note 5 of our financial statements included under Part I, Item 1of this Form 10-Q.

Other Income (Expense), net. Other income (expense), net was virtually unchanged in the second quarter of 2005 from the comparable period in 2004.

Six Months Ended June 30, 2005 and 2004

Revenue. Our revenue for the six months ended June 30, 2005 was comprised of $3.9 million of amortization of the $35.0 million fee we received on the signing of the license, research and development agreement for our collaboration with Merck and $2.0 million for the achievement of a milestone under the Neurocrine agreement described above. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period. As of June 1, 2005, we revised this estimate to 72 months from 51 months and, accordingly, the amortization of the remaining balance beginning June 1, 2005 reflects this revised time period. This adjustment to the estimate for the development period was made as a result of the need to collect and assess additional clinical data, which has extended the total development timeline. We recorded no revenue in the six months ended June 30, 2004.

Research and Development Expense.  Research and development expense increased $10.3 million to $22.0 million for the six months ended June 30, 2005 from $11.7 million for the comparable period in 2004. The increase in research and development expense was primarily associated with increased external development costs of $8.1 million, salaries and bonuses and related taxes and benefits of $1.0 million and associated overhead of $962,000 as we increased our personnel to support our expanded programs, and professional fees of $249,000. Included in the increase in external development costs is an increase of $7.7 million for bicifadine, $1.3 million for ocinaplon, $627,000 for our discovery and preclinical programs and $584,000 for DOV 102,677 offset by a decrease in costs of $1.3 million for DOV 21,947, $713,000 for DOV 51,892 and $154,000 for DOV 216,303.

General and Administrative Expense. General and administrative expense increased $2.0 million to $4.7 million in the six months ended June 30, 2005 from $2.7 million for the comparable period in 2004. The increase was primarily attributable to an increase of $790,000 in severance expense related to the termination of the employment agreement with our co-founder Dr. Lippa (please refer to note 8 of our financial statements included under Part I, Item 1of this Form 10-Q), $634,000 in professional fees, $553,000 in salaries and bonuses and related taxes and benefits and $91,000 in travel and entertainment expenses. The increase in professional fees is due primarily to an increase in recruitment fees of $266,000, an increase in legal and consulting fees of $254,000 and an increase in accounting and related expenses of $114,000.

Interest Income. Interest income increased $1.5 million to $1.9 million in the six months ended June 30, 2005 from $340,000 in the comparable period in 2004 primarily due to higher average cash balances and a higher effective interest rate yield.

Interest Expense. Interest expense decreased $688,000 to $1.3 million in the six months ended June 30, 2005 from $2.0 million in the comparable period in 2004. We recorded interest expense including beneficial interest of $105,000 on our convertible promissory note and convertible line of credit promissory note in the six months ended June 30, 2005 and $2.0 million in the comparable period in 2004. This decrease was due to the conversion of the notes in May 2004 and January 2005. This decrease was offset by an increase of $1.0 million in interest expense on the convertible debentures placed in December 2004 and January 2005 and $201,000 in amortization of deferred charges on debt. Please refer to note 5 of our financial statements included under Part I, Item 1of this Form 10-Q.

Other Income (Expense), net. Other income (expense), net was virtually unchanged in the six months ended June 30, 2005 from the comparable period in 2004.

Liquidity and Capital Resources

At June 30, 2005, our cash and cash equivalents and marketable securities totaled $125.9 million compared with $132.2 million at December 31, 2004. The decrease in cash balances at June 30, 2005 resulted primarily from cash used in operations of $20.5 million offset by cash provided by financing activities of $15.4 million comprised of $14.6 million from the issuance of convertible subordinated debentures and the balance from exercise of options. At June 30, 2005, we had working capital of $95.1 million compared with $91.3 million at December 31, 2004.

Net cash used in operations during the six months ended June 30, 2005 amounted to $20.5 million, as compared to $12.3 million in the same period of 2004. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of personnel. Net cash used in operations benefited from an increase in accounts payable and accrued liabilities of $3.5 million due to an increase in volume and timing of payments. Net non-cash expense related to stock-based compensation, interest expense and depreciation and amortization expenses were $585,000 in the six months ended June 30, 2005 and $2.2 million in the comparable period in 2004.

Net cash provided by/used in investing activities during the quarter ended June 30, 2005 and 2004 amounted to $17.6 million used in investing activities and $6.7 million provided by investing activities, respectively. This fluctuation resulted primarily from the timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods.

Net cash provided by financing activities during the six months ended June 30, 2005 was $15.4 million as compared to $10.5 million in the comparable period in 2004. Net cash provided by financing activities in the six months ended June 30, 2005 was primarily related to net proceeds of $14.6 million from the issuance of $15.0 million of 2.5% subordinated convertible debentures in January 2005. Net cash provided by financing activities in the six months ended June 30, 2004 was primarily related to $10.0 million of net proceeds from the sale of common stock to an institutional investor.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least June 30, 2006. Our future capital uses and requirements depend on numerous factors, including:

•	our progress with research and development;

•	our ability to maintain and establish, and the scope of, collaborations that finance research and development of our clinical candidates;

•	the progress and success of clinical trials and preclinical studies of our product candidates;

•	the design, and Merck’s approval thereof, and progress of the clinical studies we have agreed to conduct on DOV 21,947 under the amendment of our license agreement with Merck;

•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights; and

•	the costs and timing of regulatory approvals.

In addition to the foregoing, our future capital uses and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates. Our sublicensee and collaborative partners, Neurocrine, Pfizer and Merck, may encounter conflicts of interest, changes in business or clinical strategy, or they may acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance. In addition, our future capital uses and requirements have been impacted by our agreement to undertake on an interim basis certain clinical testing of DOV 21,947 that Merck would have otherwise been responsible for under our original license agreement with Merck. We will be spending substantial funds in an amount to be determined as we conduct several clinical tests of DOV 21,947. If these studies are successful when measured against criteria to be agreed upon with Merck, we will be reimbursed for our costs of conducting these clinical tests, receive a success premium and be entitled to receive the first of the milestones under the license agreement. If the clinical studies are not successful, we may not be reimbursed for our costs and may never receive milestone payments under the license to Merck unless Merck elects to make such payments and continue the relationship under the license agreement. Moreover, Merck has reserved the right to terminate its license with us upon four months, notice but no earlier than March 2006.

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

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to June 30, 2005, are as follows:

	Years Ended December 31,
	2005	2006	2007	Thereafter	Total
	(in thousands)

Convertible subordinated debentures(1)	$2,041	$2,000	$2,000	$114,000	$120,041
Operating leases	283	569	574	306	1,732

Total (2)	$2,324	$2,569	$2,574	$114,306	$121,773

(1)	Included are interest payments of approximately $2.0 million annually through 2025.

(2)	Excludes our obligations to Merck to fund, subject to premium reimbursement if the studies are successful as defined, clinical studies called for by the amendment to the license agreement with Merck inasmuch as we have reserved the right to terminate the amendment at any time.

The table above excludes future milestones and royalties that may be owed to Wyeth, Elan and Biovail under terms of existing agreements as payments are contingent upon future events. We do not expect to pay any royalties under these agreements in 2005. In May 1998, we licensed from Wyeth, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth's right of first refusal. In February 2004, we entered into agreements to reorganize our exclusive license agreement with Wyeth in respect of these four compounds and our sublicense agreement with Neurocrine in respect of indiplon. Under the restated license agreements, if we sell the products ourselves, we are obligated to pay Wyeth royalties of 3.5% of net sales for ocinaplon and DOV 216,303 and 5.0% of net sales for bicifadine, and milestones of $2.5 million for ocinaplon and $5.0 million for bicifadine upon NDA filing and $4.5 million each for bicifadine, ocinaplon and DOV 216,303 upon a NDA approval. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5% should we partner or sublicense that compound. In addition, should we partner or sublicense a compound, the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. As we have licensed certain rights to DOV 216,303 to Merck the next milestone payable to Wyeth of $2.5 million was accelerated and paid in 2004. In addition, should Merck achieve sales on this compound, we will owe Wyeth a royalty of 4.0% on those sales. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon. Accordingly, the reorganization with Neurocrine allows Neurocrine to pay to us royalty and milestone payments net of those amounts that would be owed by us to Wyeth under the earlier agreement. In connection with Elan’s license grant to us in October 2003, Elan is entitled to receive up to an aggregate of $3.0 million when bicifadine and ocinaplon are licensed or come to market. In connection with the Biovail separation agreement, we face contingent payments by us to Biovail of $3.0 million upon issuance of marketing authorization for DOV diltiazem and up to $7.5 million based upon sales, if any. The table also excludes any severance or termination payments that would be due to certain of our employees under their employment contracts should they be terminated without cause or terminate following a change of control prior to the expiration of their contract term as the amounts are not determinable at this time.

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

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not expect the implementation of SFAS 154 to have a significant impact on our results of operations.

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

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out by management as of June 30, 2005, under the supervision and with the participation of our president, chief executive officer and secretary, and our senior vice president of finance and chief financial officer (our principal executive officer and principal financial officer). Based upon that evaluation, these officers concluded that our disclosure controls and procedures are effective.

There was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Effective January 1, 2005, the Company implemented a new accounting application software. The implementation has involved changes in systems that included internal control over financial reporting, and accordingly, have required minor changes to our system of internal control over financial reporting. We have reviewed the internal controls over financial reporting affected by the implementation of the new system and determined that there has been no material change in the internal controls over financial reporting occasioned by the new accounting software.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 20, 2005, the holder of the convertible promissory note converted the principal and outstanding balance into 1,180,246 shares of our common stock. The convertible promissory note was canceled upon its conversion. We did not receive any cash proceeds in connection with the conversion. We believe that the conversion was exempt from the registration requirements of the Securities Act of 1933, as amended by reason of Section 3(a)(9) thereof, based upon the fact that the convertible promissory note was issued in 1999 and exchanged solely for shares of our common stock and no commission or other remuneration was paid or given directly or indirectly for soliciting the conversion.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of stockholders was held on May 23, 2005.

(b)	The following Class III directors were elected at the annual meeting:

Name	Position	Term Expires
Arnold Lippa, Ph.D.	Class III director	2008
Patrick Ashe	Class III director	2008

The following Class I and II directors continue to serve their respective terms, which expire on our annual meeting of stockholders in the year noted:

Name	Position	Term Expires
Daniel S. Van Riper	Class I director	2006
Jonathan Silverstein	Class I director	2006
Zola Horovitz, Ph.D.	Class II director	2007
Theresa A. Bischoff	Class II director	2007

At the 2005 annual meeting, stockholders voted on three propositions: (i) election of two Class III Directors for a term of three years expiring in 2008, (ii) amendment of the 2000 Stock Option and Grant Plan to increase the total number of shares of common stock authorized under the plan to 3,692,090 from 2,942,090, and (iii) ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the Company for its fiscal year ending December 31, 2005. All matters were approved by our stockholders. The voting results were:

Proposition 1: Election of Directors:	For	Withheld
Dr. Arnold Lippa	19,582,150	387,172
Mr. Patrick Ashe	19,297,884	671,438

Proposition 2:	For	Against	Abstain	Not Voted
Amendment to 2000 Stock Option Plan	8,342,189	3,016,007	1,215	8,609,911

Proposition 3:	For	Against	Abstain
Ratify Selection of Our Independent Registered Accounting Firm	19,956,077	12,095	1,150

On August 5, 2005, Dr. Leslie Hudson was elected by the board of directors to membership on the board and designated as a Class II director to fill the vacancy created by the resignation of Dr. Bernard Beer.

Item 5. Other Information

On June 23, 2005, we entered into an employment agreement with Robert Horton, senior vice president and general counsel, effective July 29, 2005, upon expiration of his prior employment agreement. Under the agreement, we will pay Mr. Horton base compensation of at least $330,000 per year. The agreement also provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. In addition, in July 2005, in connection with the execution of his employment agreement, we granted him options to purchase 100,000 shares of our common stock at an exercise price of $20.15 per share that vest 50% on January 29, 2007, and will continue to vest ratably thereafter over the next six quarters. We are obligated to continue to pay Mr. Horton his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Mr. Horton terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Mr. Horton without cause, he is entitled to receive his base compensation for nine months and all stock options granted to him will immediately vest. The agreement also requires Mr. Horton to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

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

Market prices for securities of biopharmaceutical companies have been particularly volatile. In particular, our stock price experienced a substantial decline following our initial public offering and has fluctuated between a high of $21.49 and a low of $11.60 since January 1, 2004. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results of clinical trials conducted by us or on our behalf, or by our competitors;

•	delays in initiating clinical trials;

•	business or legal developments concerning our collaborators or licensees, including Merck, Pfizer and Neurocrine;

•	delays or disagreements with Merck in the clinical tests to be conducted by us on DOV 21,947 under the August 2005 amendment to the license agreement with Merck;

•	regulatory developments or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	changes in estimates or recommendations by securities analysts;

•	public concern over our drugs;

•	litigation;

•	future sales of our common stock;

•	general market conditions;

•	changes in the structure of health care payment systems;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises; and

•	period-to-period fluctuations in our financial results.

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

The 2.5% subordinated convertible debentures that we issued in December 2004 and January 2005 are convertible, at the option of the holders, into shares of our common stock at initial conversion rates of 43.9560 shares of common stock per $1,000 principal amount of notes, or $22.75 per share, subject to adjustment in certain circumstances. If all the debentures were converted at their initial conversion rate, we would be required to issue approximately 3,516,484 shares of our common stock. We have reserved shares of our authorized common stock for issuance upon conversion of the debentures. If the debentures are converted into shares of our common stock, our existing stockholders will experience immediate equity dilution and our common stock price may be subject to significant downward pressure.

We have incurred losses since our inception and expect to incur significant losses for the foreseeable future, and we may never reach profitability.

Since our inception in April 1995 through June 30, 2005, we have incurred significant operating losses and, as of June 30, 2005, we had an accumulated deficit of $120.6 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	conduct clinical trials;

•	conduct research and development on existing and new product candidates;

•	make milestone payments;

•	seek regulatory approvals for our product candidates;

•	commercialize our product candidates, if approved;

•	hire additional clinical, scientific and management personnel;

•	add operational, financial and management information systems and personnel; and

•	identify additional compounds and acquire rights from third parties to those compounds through a license to us.

We must generate significant revenue to achieve and maintain profitability. We may not be able to generate sufficient revenue and we may never be able to achieve or maintain profitability.

We are dependent on the successful outcome of clinical trials for our lead product candidates.

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

The August 2005 amendment to our license agreement with Merck conditions Merck’s obligation to reimburse us including to reimburse us at a premium for certain clinical tests on DOV 21,947 and to pay us a development milestone upon the successful outcome of a certain test measured by criteria to be agreed upon by the parties.

If we are unable to successfully develop and commercialize any one or more of our product candidates, this could severely harm our business, impair our ability to generate revenues and adversely impact our stock price.

We may not receive regulatory approvals for our product candidates or approvals may be delayed.

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and commercialization of our product candidates and in our ongoing research and development activities. Our partner Neurocrine filed two NDA’s for indiplon for the treatment of insomnia in April and May 2005. All our other product candidates are in various stages of research and development and we have not yet requested or received regulatory approval to commercialize any product candidate from the FDA or any other regulatory body.

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

On September 28, 2004, we announced that we had initiated a pivotal, Phase III, U.S. clinical trial in patients with moderate to severe chronic lower back pain. This clinical trial is being conducted in accordance with a protocol (revised as described below) that we originally submitted to the FDA in accordance with the FDA’s special protocol assessment, or SPA, guidelines in May 2004. Following submission of the protocol to the FDA, we had meetings with the agency to reach agreement on the study design. Following our meeting with the FDA in September 2004, we revised the protocol in response to comments from the FDA, and initiated this clinical trial in accordance with the revised protocol. We have received oral confirmation from the FDA that the revised protocol is acceptable, and have sought to obtain formal documentation of the agreement from the FDA regarding this revised protocol as required by the FDA’s SPA guidelines. We have subsequently made changes to the protocol covered by the SPA prior to FDA approval in order to improve the clinical trial and have sought the agency’s approval to continue the SPA. According to FDA guidelines on SPA, protocol changes in any manner without prior FDA approval renders the SPA no longer effective and we cannot offer any assurance that our request will be granted. While FDA guidance on SPA’s states that documented SPA’s should be considered binding on the review division, the FDA has the latitude to change its assessment if certain exceptions apply. Exceptions include identification of a substantial scientific issue essential to safety or efficacy testing that later comes to light, a failure to follow the protocol agreed upon or the FDA’s reliance on data, assumptions or information determined to be wrong or that omit relevant facts. Accordingly, we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will not determine that one or more exceptions apply to a previously documented special protocol assessment for the particular protocol. This could have a material adverse effect on the NDA approval process, if any.

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

We entered into an amendment of our license agreement with Merck on August 5, 2005 which provides for us to conduct certain clinical trials of DOV 21,947 on an interim basis that would otherwise have been the responsibility of Merck under the terms of the agreement. Merck will have the right to conduct certain pre-clinical testing on three of our other triple reuptake inhibitors that were not subject to the license agreement and elect to bring one such triple reuptake inhibitor under the license agreement. In the event we are unable to produce successful results from these clinical trials under criteria to be agreed upon by the parties, Merck will not be obligated to reimburse our costs of such trials. Merck will continue to have the right to terminate the license agreement or Merck may instead select one of three other triple reuptake inhibitors for commercialization under the license agreement as a substitute for DOV 21,947.

Our success in developing our product candidates depends upon the performance of our licensees and collaborative partners.

Our efforts to develop, obtain regulatory approval for and commercialize our existing and any future product candidates depend in part upon the performance of our licensees and collaborative partners. Currently, we have license and collaborative agreements with Merck, Neurocrine, Pfizer and Wyeth. Neurocrine has entered into a development and commercialization agreement with Pfizer involving a further sublicense under our agreement with Neurocrine. In connection with certain of these agreements, we have granted certain rights, including development and marketing rights and rights to defend and enforce our intellectual property. We do not have day-to-day control over the activities of our licensees or collaborative partners and cannot assure you that they will fulfill their obligations to us, including their development and commercialization responsibilities in respect of our product candidates. Our license agreement with Merck was amended on August 5, 2005 to provide that we would assume responsibility on an interim basis for certain clinical testing of DOV 21,947 that Merck would have otherwise been responsible for under the agreement. We also cannot assure you that our licensees or collaborators will properly maintain or defend our intellectual property rights or that they will not utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Further, we cannot assure you that our licensees or collaborators will not encounter conflicts of interest, or changes in business strategy, or that they will not acquire or develop rights to competing products, all of which could adversely affect their willingness or ability to fulfill their obligations to us.

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

Under the August 5, 2005, amendment to our license agreement with Merck, we are now responsible for designing, conducting and bearing the costs of certain clinical trials that Merck would have otherwise been obligated to perform under the terms of the license agreement. If the results of these clinical trials do not meet the criteria of success to be agreed upon with Merck, we may not be reimbursed for the costs of conducting such trials, unless Merck agrees. If Merck does not continue the license agreement, our business and results may be adversely affected.

On August 5, 2005, we amended our license agreement with Merck such that we are now responsible for conducting on an interim basis certain clinical trials on DOV 21,947 that had been the responsibility of Merck under the agreement. Merck will have the right to conduct certain testing on three of our other triple reuptake inhibitors that were not subject to the license agreement and select one for inclusion under the agreement with no further up-front fee. In the event we are unable to produce successful results from these clinical trials under criteria of success to be agreed upon by the parties, Merck will not be obligated to reimburse our costs of such trials. Merck will continue to have the right to terminate the license agreement. If the trials are not successful, Merck may elect to reimburse us notwithstanding and retain DOV 21,947. If the Merck agreement is terminated, we will need to pursue alternative arrangements for the development and commercialization of DOV 21,947, and we may be unable to reach an agreement with another party on economic terms as favorable as those in the Merck agreement.

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

At June 30, 2005, we had cash and cash equivalents and marketable securities of $125.9 million. We currently have no commitments or arrangements for any financing. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least mid-2006. We believe that we may require additional funding to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We may continue to seek additional capital through public or private financing or collaborative agreements. If adequate funds are not available to us as we need them, we may be required to curtail significantly or eliminate at least temporarily one or more of our product development programs.

Our indebtedness and debt service obligations may adversely affect our cash flow, cash position and stock price.

In December 2004 and January 2005, we sold $80.0 million aggregate principal amount of 2.5% subordinated convertible debentures due in January 2025. Our annual debt service obligation on these debentures is $2.0 million. The holders of the debentures may require us to purchase all or a portion of their debentures on January 15, 2012, January 15, 2015 and January 15, 2020. If we issue other debt securities prior to conversion of the debentures, our debt service obligations may increase further.

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

We are dependent on the members of our senior management team, in particular, our Chief Executive Officer and President, Dr. Leslie Hudson, our Senior Vice President and Chief Scientific Officer, Dr. Phil Skolnick, and our Senior Vice President, Drug Development, Dr. Warren Stern, for our business success. Moreover, because of the specialized scientific and technical nature of our business, we are also highly dependent upon our scientific staff, the members of our scientific advisory board and our continued ability to attract and retain qualified scientific, technical and business development personnel. We do not carry key man life insurance on the lives of any of our key personnel. There is intense competition for human resources, including management, in the scientific fields in which we operate and there can be no assurance that we will be able to attract and retain qualified personnel necessary for the successful development of our product candidates, and any expansion into areas and activities requiring additional expertise. In addition, there can be no assurance that such personnel or resources will be available when needed. The loss of the services of Drs. Hudson, Skolnick or Stern, or other key personnel, could severely harm our business if a replacement possessing a similar level of expertise cannot be retained or if the key person’s responsibilities cannot be assumed by existing employees.

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

The use of our product candidates in clinical trials and the sale of any approved products may expose us to a substantial risk of product liability claims and the adverse publicity resulting from such claims. These claims might be brought against us by study participants or once a drug has received regulatory approval and is marketed, by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we may incur substantial losses or expenses, or be required to limit the commercialization of our product candidates. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $10.0 million per occurrence and $10.0 million in the aggregate. Our insurance coverage, however, may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us would decrease our cash and could cause our stock price to fall.

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

Item 6. Exhibits

(a)	Exhibits.

The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit No.

10.58	Employment Agreement dated as of June 23, 2005, by and between DOV Pharmaceutical, Inc. and J. Robert Horton.

10.59
Employment Agreement dated as of June 29, 2005, by and between DOV Pharmaceutical, Inc. and Dr. Leslie Hudson (previously filed as Exhibit 10.1 to current report on Form 8-K filed on July 6, 2005, and incorporated herein by reference).

31.1	Certification of Chairman of the Board of DOV Pharmaceutical, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc. pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOV Pharmaceutical, Inc.

Date: August 9, 2005	By:	/s/ Arnold S. Lippa
Name: Arnold S. Lippa
Title: Chairman of the Board of Directors

DOV Pharmaceutical, Inc.

Date: August 9, 2005	By:	/s/ Barbara G. Duncan
Name: Barbara G. Duncan
Title: Senior Vice President of Finance and Chief Financial Officer

Note: As announced in registrant’s current report on Form 8-K filed on July 6, 2005, Dr. Leslie Hudson became president and chief executive officer on July 28, 2005, vice Dr. Lippa, who was chairman of the board and president and chief executive officer until the date Dr. Hudson commenced employment. Dr. Lippa served as registrant’s principal executive officer as of June 30, 2005, the last day of the fiscal quarter to which this quarterly report on Form 10-Q relates, and through much of the process of preparing this quarterly report, and, as such, is signing this quarterly report in such capacity. Dr. Hudson now serves as chief executive officer.