Form 10-Q
period 2005-09-30
DOV PHARMACEUTICAL INC
filed 2005-11-09
CIK 1066833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

On November 1, 2005 there were outstanding 23,083,425 shares of the registrant’s common stock, par value $0.0001 per share.

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended September 30, 2005

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

PART I - FINANCIAL INFORMATION
Item I. Financial Statements

DOV PHARMACEUTICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2005
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$28,934,473	$14,639,246
Marketable securities—short-term	80,051,777	94,180,115
Prepaid expenses and other current assets	1,771,681	2,250,190

Total current assets	110,757,931	111,069,551
Marketable securities—long-term	23,235,823	2,011,800
Property and equipment, net	476,419	762,227
Deferred charges, net	2,252,380	2,099,526

Total assets	$136,722,553	$115,943,104

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	$3,273,357	$5,455,723
Accrued expenses	3,911,550	5,950,377
Convertible line of credit promissory note	4,003,275	—
Deferred revenue—current	8,235,294	5,511,811

Total current liabilities	19,423,476	16,917,911

Deferred revenue—non-current	24,362,745	21,817,585
Convertible subordinated debentures	65,000,000	80,000,000
Commitments and contingencies
Stockholders' equity:
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, 0 shares issued and outstanding at December 31, 2004 and September 30, 2005	—	—
Common stock, $.0001 par value, 60,000,000 shares authorized, 21,462,628 issued and outstanding at December 31, 2004 and 23,067,925 issued and outstanding at September 30, 2005	2,146	2,307
Additional paid-in capital	128,500,216	136,582,983
Accumulated other comprehensive loss	(247,553)	(392,130)
Accumulated deficit	(100,317,086)	(136,352,577)
Unearned compensation	(1,391)	(2,632,975)

Total stockholders' equity/(deficit)	27,936,332	(2,792,392)

Total liabilities and stockholders' equity/(deficit)	$136,722,553	$115,943,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)

Revenue	$343,137	$1,377,954	$343,137	$7,268,643
Operating expenses:
License expense	2,500,000	—	2,500,000	—
Research and development expense	7,037,700	15,582,779	18,708,344	37,630,548
General and administrative expense	1,933,021	1,853,517	4,637,368	6,582,001

Loss from operations	(11,127,584)	(16,058,342)	(25,502,575)	(36,943,906)
Interest income	209,188	949,894	549,402	2,816,437
Interest expense	(413,877)	(599,978)	(2,404,022)	(1,901,698)
Other income (expense), net	2,938	(1,569)	(3,819)	(6,324)
Loss before income taxes	(11,329,335)	(15,709,995)	(27,361,014)	(36,035,491)
Income taxes	(679,000)	—	(679,000)	—
Net loss	$(12,008,335)	$(15,709,995)	$(28,040,014)	$(36,035,491)

Basic and diluted net loss per share	$(0.56)	$(0.68)	$(1.46)	$(1.58)

Weighted average shares used in computing basic and diluted net loss per share	21,327,987	23,019,939	19,150,738	22,753,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2005
	(Unaudited)

Cash flows from operating activities
Net loss	$(28,040,014)	$(36,035,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of premium paid on marketable securities	727,861	994,415
Non-cash interest expense	2,404,022	105,148
Depreciation and write off of assets	163,535	260,830
Amortization of deferred charges	51,866	301,089
Non-cash compensation charges	28,991	391,416
Warrants, options and common stock issued for services	259,280	(38,182)
Net tax benefit of non-qualified stock options exercised	222,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(127,729)	(198,459)
Accounts payable	2,209,285	2,182,366
License expense payable	2,500,000	—
Accrued expenses	373,516	2,038,827
Deferred revenue	34,656,863	(5,268,643)
Net cash provided by (used in) operating activities	15,429,476	(35,266,684)

Cash flows from investing activities
Purchases of marketable securities	(40,789,476)	(117,991,103)
Sales of marketable securities	41,628,000	123,947,796
Purchases of property and equipment	(217,753)	(546,638)

Net cash provided by investing activities	620,771	5,410,055

Cash flows from financing activities
Borrowings under convertible debenture, net of issuance costs	—	14,571,715
Proceeds from issuance of stock, net of costs	9,965,005	—
Proceeds from options exercised	1,049,003	989,687

Net cash provided by financing activities	11,014,008	15,561,402

Net increase (decrease) in cash and cash equivalents	27,064,255	(14,295,227)
Cash and cash equivalents, beginning of period	9,290,999	28,934,473

Cash and cash equivalents, end of period	$36,355,254	$14,639,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Organization

DOV Pharmaceutical, Inc. (the “Company”) was incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000.

The Company is a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system disorders. The Company has several product candidates in clinical trials, and one product candidate for which two new drug applications, or NDA's, were filed on April 14, 2005 and May 26, 2005, targeting insomnia, pain, depression and angina and hypertension. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the United States but it also conducts clinical studies outside the United States.

2. Significant Accounting Policies

Basis of Presentation

The condensed financial statements are presented on the basis of accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

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

Deferred Charges

Deferred charges are issuance costs for the convertible debentures, the convertible promissory note and the convertible line of credit promissory note and were and are being amortized over the term of the instruments in the case of the convertible promissory note and the convertible line of credit promissory note and over seven years, that is, to the first put date, for the convertible debentures.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. For certain periods, the Company has excluded other potential common shares issuable on conversion of the convertible subordinated debentures, convertible promissory note, the convertible line of credit promissory note, and outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are antidilutive as indicated in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)

Net loss	$(12,008,335)	$(15,709,995)	$(28,040,014)	$(36,035,491)
Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	21,327,987	23,019,939	19,150,738	22,753,989
Basic and diluted net loss per share	$(0.56)	$(0.68)	$(1.46)	$(1.58)

Other potential common shares not included in basic and diluted net loss per share calculation:
Convertible subordinated debentures	—	3,516,484	—	3,516,484
Convertible line of credit promissory note	1,145,240	—	1,145,240	—
Options	2,668,431	3,265,166	2,668,431	3,265,166
Warrants	896,311	819,831	896,311	819,831

	4,709,982	7,601,481	4,709,982	7,601,481

Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)

Net loss	$(12,008,335)	$(15,709,995)	$(28,040,014)	$(36,035,491)
Net unrealized gains (losses) on marketable securities and investments	100,761	(15,400)	(69,667)	(144,577)
Comprehensive loss	$(11,907,574)	$(15,725,395)	$(28,109,681)	$(36,180,068)

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

If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the alternative methodology prescribed by SFAS 123, the effect on the Company's net loss would be as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)

Net loss as reported	$(12,008,335)	$(15,709,995)	$(28,040,014)	$(36,035,491)
Add: total stock-based employee compensation expense determined under APB No. 25	2,095	332,843	28,991	391,416
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(913,657)	(1,874,748)	(2,885,647)	(4,185,879)
Pro forma net loss	$(12,919,897)	$(17,251,900)	$(30,896,670)	$(39,829,954)
Basic and diluted net loss per share:
As reported	$(0.56)	$(0.68)	$(1.46)	$(1.58)
Pro forma	$(0.61)	$(0.75)	$(1.62)	$(1.75)

	Options Outstanding as of September 30, 2005			Options Exercisable as of September 30, 2005
	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Price range $2.27-$10.16	5.5 years	1,442,166	$3.62	1,375,248	$3.50
Price range $10.17-$18.05	8.97 years	1,823,000	$16.07	365,387	$14.76
		3,265,166		1,740,635

Concentration of Credit Risk

Cash and cash equivalents are invested in deposits with financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $4.8 million of the Company's cash balance was uninsured at September 30, 2005.

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

3. Research and Development Expense

Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead.

The following represents a detail of amounts included in research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)

Payroll related and associated overhead	$1,274,646	$3,041,628	$4,630,530	$8,246,313
Clinical and preclinical development costs and manufacturing supplies	5,553,605	12,522,303	13,718,634	28,966,476
Professional fees	209,449	18,848	359,180	417,759
Total research and development expense	$7,037,700	$15,582,779	$18,708,344	$37,630,548

4. Marketable Securities and Investments

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. The Company has evaluated its investment policies consistently with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and has determined that all its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders´ Equity under the caption "Accumulated Other Comprehensive Income (Loss)." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At December 31, 2004 and September 30, 2005, short-term marketable securities included $61.6 million and $19.0 million of investments, respectively, primarily comprised of investment grade asset-backed, variable-rate debt obligations (auction rate securities), commercial paper and money market funds.

Auction rate securities are classified as short-term marketable securities and the related purchases and sales have been classified as investing activities in the Company’s Condensed Consolidated Statements of Cash Flows. Auction rate securities were classified as cash and cash equivalents at September 30, 2004. The classification of these amounts in the Company’s Condensed Consolidated Statements of Cash Flows has been revised to conform to the current year classification. For the nine months ended September 30, 2004, net cash provided by investing activities related to these short-term marketable securities of $12.6 million was included in cash and cash equivalents in the Company’s Condensed Consolidated Statements of Cash Flows. This change in classification does not affect previously reported results of operations or cash flows from operations or financing activities in the Condensed Consolidated Statements of Cash Flows.

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

7. Merck Agreement

On August 5, 2004, the Company entered into a license agreement with a subsidiary of Merck & Co. Inc., or Merck, for the worldwide development and commercialization of DOV 21,947 for all therapeutic indications and of DOV 216,303 for the treatment of depression, anxiety and addiction. The agreement became effective in September 2004. Additionally, Merck obtained rights of first offer and refusal regarding a licensing agreement for DOV 102,677 under certain circumstances and for additional consideration. Under the original agreement, Merck assumed financial responsibility for development and commercialization of a product containing at least one of the licensed compounds; however this agreement was amended in August 2005 (as described below). The parties have agreed to work together to clinically develop licensed product and DOV has reserved the right to co-promote the sales of product in the United States to psychiatrists and other specialists who treat depression.

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

On August 5, 2005, Merck and DOV amended their license agreement such that the Company will initially carry out at its expense certain development work involving DOV 21,947. Merck is authorized to choose, after certain development work by DOV, one of the Company’s preclinical triple reuptake inhibitors for inclusion in the agreement at no additional up-front fee. Merck may reassume the financial development and commercialization under the agreement for DOV 21,947 at any time and is required to do so upon successful completion of a pivotal Phase II clinical trial as defined by Merck. Upon this occurrence, Merck will reimburse DOV for its approved development expenditures for DOV 21,947 incurred and pay a success premium on certain of that work. In addition, the first development milestone in the original agreement will be payable to DOV. Merck and DOV have each retained certain termination rights under the amendment. If the test results are not successful as defined, Merck may elect to make such payments to DOV and retain DOV 21,947 but is not required to do so.

8. Employment Agreements

On May 23, 2005, the Company entered into a two-year employment agreement with Dr. Lippa, the Company’s then Chief Executive Officer, which continued his existing agreement, with certain changes, that was extended in January 2005. Such changes include severance protection in the event of a termination of employment without cause or good reason equal to payment of base compensation for the greater of one year and the balance of the term of the agreement, subject to consulting obligations. In addition, the agreement includes a change in control severance protection equal to two years’ base compensation, elimination of a 2% bonus based upon gross proceeds in the event of a sale of the Company and elimination of incentive compensation for licensing. He was also awarded 60,000 shares of restricted common stock under the Company’s 2000 stock option and grant plan, subject to ratable annual vesting over three years provided he remains as a director of the Company. As of July 28, 2005, Dr. Lippa’s employment terminated thus requiring the Company to pay the contractual severance. As a result, the Company has recorded a severance obligation of $790,000 as of June 30, 2005. Dr. Lippa remains as chairman of the board of directors.

On June 29, 2005, the Company entered into a three-year employment agreement with Dr. Hudson as Chief Executive Officer and President. Under the agreement, Dr. Hudson receives a salary of $425,000 per annum and received, upon commencement of employment on July 28, 2005, 100,000 shares of restricted stock and 225,000 stock options, each vesting ratably annually over four years. Dr. Hudson will also receive a bonus of $85,000 in January 2006, and the parties have agreed that his target bonus for fiscal year 2006 and each subsequent year of his employment agreement will be 40% of base compensation upon achievement of milestones established by the compensation committee of the board of directors. He is also eligible for other benefits, including relocation allowances. For qualified events of severance, Dr. Hudson will be entitled to base compensation for the balance of his agreement subject to a minimum of one-year base compensation and an additional severance payment equal to his prior incentive bonus in the case of a termination following a change of control.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition together with our unaudited financial statements and related notes contained elsewhere in this report.

Overview

We are a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system, or CNS, and other disorders, including cardiovascular, that involve alterations in neuronal processing. In 1998, we licensed four of our product candidates from Wyeth: indiplon, for the treatment of insomnia, bicifadine, for the treatment of pain, ocinaplon, for the treatment among other indications of anxiety, and DOV 216,303, for the treatment of depression and other indications. In October 2005, we discontinued the development of ocinaplon for generalized anxiety disorder.

We sublicensed the worldwide development and commercialization of indiplon to Neurocrine in 1998 in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine subsequently entered into a worldwide development and commercialization agreement with Pfizer for indiplon. On August 5, 2004, we entered into an agreement with Merck for the worldwide development and commercialization of all indications for DOV 21,947 and certain indications for DOV 216,303 in exchange for a $35.0 million up-front payment and the right to receive further payments of up to $420.0 million upon the achievement of certain milestones and royalties based on product net sales, if any. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period. As of June 1, 2005, we revised this estimate to 72 months from 51 months and, accordingly, the amortization of the remaining balance beginning June 1, 2005 reflects this revised time period. This adjustment to the estimate for the development period was made as a result of the need to collect and assess additional clinical data which has extended the total development timeline. The time period of the development period is a significant estimate used in the preparation of our financial statements and is subject to Merck developing the compound in accordance with the estimated development schedule. This development period estimate may fluctuate from period to period and the fluctuation may be significant. On August 5, 2005, we amended this agreement such that we have agreed to assume the financial responsibility of development of DOV 21,947 for certain development work, subject to premium reimbursement in certain circumstances, and expanded the agreement to include an additional preclinical triple reuptake inhibitor product candidate that may be selected by Merck after certain development by DOV. In 2004, we received a $2.0 million milestone payment from Neurocrine for the new drug application, or NDA, filing for indiplon. However, because the original NDA filing was not accepted by the FDA and our agreement with Neurocrine indicates that the $2.0 million milestone is earned once an NDA has been submitted according to certain FDA regulations, we recorded this payment as revenue once the filing was accepted by the FDA on June 14, 2005.

Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of September 30, 2005, we had an accumulated deficit of $136.4 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

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

We are currently conducting four Phase III clinical trials for bicifadine. For the remainder of 2005, we intend to initiate for bicifadine two Phase II clinical trials (one with patients with osteoarthritis and one with patients with painful diabetic neuropathy) and three additional Phase I clinical trials. In 2006, we intend to initiate for bicifadine two additional Phase III clinical trials in acute pain models, continue the Phase I program and continue with other development activities in preparation for NDA and supplemental NDA, or sNDA, filings in 2007. With the change in development responsibilities for DOV 21,947 from Merck to DOV, we intend to initiate a Phase Ib with DOV 21,947 in 2005 and a Phase II clinical trial in 2006 as well as continue with other development activities. We intend to initiate for DOV 102,677 a Phase II clinical trial in alcohol and substance abuse. We intend to continue the development of DOV 216,303 for the indications we have retained. We also expect to continue to fortify our patent portfolio for each of our lead product and discovery candidates. As we expand our development activities, we expect to increase our personnel and related expenses.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenue. Our revenue for the three months ended September 30, 2005 and 2004 was comprised of $1.4 million and $343,000, respectively, of amortization of the $35.0 million fee we received on the signing of the license, research and development agreement for our collaboration with Merck. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period. As of June 1, 2005, we revised this estimate to 72 months from 51 months and, accordingly, the amortization of the remaining balance beginning June 1, 2005 reflects this revised time period. This adjustment to the estimate for the development period was made as a result of the need to collect and assess additional clinical data, which has extended the total development timeline.

License Expense. License expense for the third quarter of 2004 was comprised of the $2.5 million owed to Wyeth for the licensing of certain rights to DOV 216,303 to Merck in August 2004. As this milestone payment was prior to FDA approval, the entire amount was expensed in the third quarter of 2004.

Research and Development Expense.  Research and development expense increased $8.5 million to $15.5 million for the third quarter 2005 from $7.0 million for the comparable period in 2004. The increase in research and development expense was primarily associated with increased external development costs of $6.9 million, compensation and related expenses of $1.4 million and associated overhead of $402,000 as we increased our personnel to support our expanded programs, offset by a decrease in non-cash stock compensation to outside consultants of $245,000. Included in the increase in external development costs is an increase of $5.5 million for bicifadine, $872,000 for ocinaplon, $616,000 for DOV dilitazem and $760,000 for our discovery and preclinical programs offset by a decrease in costs of $400,000 for DOV 21,947, $164,000 for DOV 51,892 and $146,000 for DOV 216,303.

General and Administrative Expense. General and administrative expense decreased $80,000 to $1.9 million for the third quarter 2005 from $1.9 million for the comparable period in 2004. The decrease was primarily attributable to a decrease of $473,000 in professional fees, offset by an increase of $412,000 in compensation expense. The decrease in professional fees was primarily related to decreases of $110,000 in accounting and related feesand $210,000 in recruitment fees. The increase in compensation and related expenses was primarily related to an increase of $332,000 in non-cash compensation expense related to the amortization of the restricted stock granted to Dr. Hudson upon his appointment as Chief Executive Officer in July 2005 and Dr. Lippa, our former Chief Executive Officer, in May 2005 (please refer to note 8 of our financial statements included under Part I, Item 1of this Form 10-Q).

Interest Income. Interest income increased $741,000 to $950,000 in the third quarter 2005 from $209,000 in the comparable period in 2004 primarily due to higher average cash balances and a higher effective interest rate yield.

Interest Expense. Interest expense increased $186,000 to $600,000 in the third quarter 2005 from $414,000 in the comparable period in 2004. We recorded interest expense including beneficial interest of $318,000 on our convertible promissory note and convertible line of credit promissory note in the third quarter of 2004 and none in the comparable period in 2005. This decrease was due to the conversion of the notes in May 2004 and January 2005. This decrease was offset by an increase of $500,000 in interest expense on the convertible debentures placed in December 2004 and January 2005 and $100,000 in amortization of deferred charges on debt. Please refer to note 5 of our financial statements included under Part I, Item 1of this Form 10-Q.

Other Income (Expense), net. Other income (expense), net was virtually unchanged in the third quarter of 2005 from the comparable period in 2004.

Income Tax Expense. In the third quarter of 2004, we revised our full year 2004 estimate of our taxable income. Taking into account the $35.0 million up-front fee we received on the closing of the license, research and development agreement for our collaboration with Merck, we expected to generate taxable income for the 2004 tax year. In addition, our evaluation of the Section 382 limitation concluded that sufficient losses are available to offset a substantial portion of the estimated taxable income for 2004. As a result, in accordance with SFAS No. 109, we reversed approximately $4.0 million of valuation allowance associated with its federal and state NOL's. This benefit will be offset by the federal and state income tax expense. New Jersey state tax law limits the use of NOLs to 50% of state taxable income. As a result, we recorded state tax expense of $679,000.

Nine Months Ended September 30, 2005 and 2004

Revenue. Our revenue for the nine months ended September 30, 2005 and 2004 was comprised of $5.3 million and $343,000, respectively, of amortization of the $35.0 million fee we received on the signing of the license, research and development agreement for our collaboration with Merck. In addition for the nine months ended September 30, 2005, we recorded $2.0 million for the achievement of a milestone under the Neurocrine agreement described above. The up-front payment received in our collaboration with Merck has been deferred and is being amortized to revenue over the estimated research and development period. As of June 1, 2005, we revised this estimate to 72 months from 51 months and, accordingly, the amortization of the remaining balance beginning June 1, 2005 reflects this revised time period. This adjustment to the estimate for the development period was made as a result of the need to collect and assess additional clinical data, which has extended the total development timeline.

License Expense. License expense for the nine months ended September 30, 2004 was comprised of the $2.5 million owed to Wyeth for the licensing of certain rights to DOV 216,303 to Merck in August 2004. As this milestone payment was prior to FDA approval, the entire amount was expensed in the third quarter of 2004.

Research and Development Expense.  Research and development expense increased $18.9 million to $37.6 million for the nine months ended September 30, 2005 from $18.7 million for the comparable period in 2004. The increase in research and development expense was primarily associated with increased external development costs of $15.2 million and compensation and related expenses of $2.4 million and associated overhead of $1.2 million as we increased our personnel to support our expanded programs. Included in the increase in external development costs is an increase of $13.1 million for bicifadine, $2.2 million for ocinaplon, $1.6 million for our discovery and preclinical programs, $644,000 for DOV dilitazem and $558,000 for DOV 102,677 offset by a decrease in costs of $1.7 million for DOV 21,947, $877,000 for DOV 51,892 and $300,000 for DOV 216,303.

General and Administrative Expense. General and administrative expense increased $1.9 million to $6.6 million in the nine months ended September 30, 2005 from $4.6 million for the comparable period in 2004. The increase was primarily attributable to an increase of $790,000 in severance expense related to the termination of employment of our co-founder Dr. Lippa, $367,000 in non-cash compensation expense related to the amortization of the restricted stock granted to Dr. Hudson upon his appointment as Chief Executive Officer in July 2005 and to Dr. Lippa, our former Chief Executive Officer, in May 2005 (please refer to note 8 of our financial statements included under Part I, Item 1of this Form 10-Q), $128,000 in professional fees, $596,000 in compensation and related expenses as we expanded our operations and $125,000 in travel and entertainment expenses.

Interest Income. Interest income increased $2.3 million to $2.8 million in the nine months ended September 30, 2005 from $549,000 in the comparable period in 2004 primarily due to higher average cash balances and a higher effective interest rate yield.

Interest Expense. Interest expense decreased $502,000 to $1.9 million in the nine months ended September 30, 2005 from $2.4 million in the comparable period in 2004. We recorded interest expense including beneficial interest of $105,000 on our convertible promissory note and convertible line of credit promissory note in the nine months ended September 30, 2005 and $2.4million in the comparable period in 2004. This decrease was due to the conversion of the notes in May 2004 and January 2005. This decrease was offset by an increase of $1.5 million in interest expense on the convertible debentures placed in December 2004 and January 2005 and $301,000 in amortization of deferred charges on debt. Please refer to note 5 of our financial statements included under Part I, Item 1of this Form 10-Q.

Other Income (Expense), net. Other income (expense), net was virtually unchanged in the nine months ended September 30, 2005 from the comparable period in 2004.

Income Tax Expense. In the third quarter of 2004, we revised our full year 2004 estimate of our taxable income. Taking into account the $35.0 million up-front fee we received on the closing of the license, research and development agreement for our collaboration with Merck, we expected to generate taxable income for the 2004 tax year. In addition, our evaluation of the Section 382 limitation concluded that sufficient losses are available to offset a substantial portion of the estimated taxable income for 2004. As a result, in accordance with SFAS No. 109, we reversed approximately $4.0 million of valuation allowance associated with its federal and state NOL's. This benefit will be offset by the federal and state income tax expense. New Jersey state tax law limits the use of NOL's to 50% of state taxable income. As a result, we recorded state tax expense of $679,000.

Liquidity and Capital Resources
At September 30, 2005, our cash and cash equivalents and marketable securities totaled $110.8 million compared with $132.2 million at December 31, 2004. The decrease in cash balances at September 30, 2005 resulted primarily from cash used in operations of $35.3 million offset by cash provided by financing activities of $15.6 million comprised of $14.6 million from the issuance of convertible subordinated debentures and the balance from exercise of options. At September 30, 2005, we had working capital of $94.2 million compared with $91.3 million at December 31, 2004.

Net cash used in operations during the nine months ended September 30, 2005 amounted to $35.3 million, as compared to net cash provided by operations of $15.4 million in the same period of 2004. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of personnel. Net cash used in operations benefited from an increase in accounts payable and accrued liabilities of $4.2 million due to an increase in volume and timing of payments.

Net cash provided by/used in investing activities during the quarter ended September 30, 2005 and 2004 amounted to $5.4 million and $621,000 provided by investing activities, respectively. This fluctuation resulted primarily from the timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods.

Net cash provided by financing activities during the nine months ended September 30, 2005 was $15.6 million as compared to $11.0 million in the comparable period in 2004. Net cash provided by financing activities in the nine months ended September 30, 2005 was primarily related to net proceeds of $14.6 million from the issuance of $15.0 million of 2.5% subordinated convertible debentures in January 2005. Net cash provided by financing activities in the nine months ended September 30, 2004 was primarily related to $10.0 million of net proceeds from the sale of common stock to an institutional investor.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least December 31, 2006. Our future capital uses and requirements depend on numerous factors, including:

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

In addition to the foregoing, our future capital uses and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates. Our sublicensee and collaborative partners, Neurocrine, Pfizer and Merck, may encounter conflicts of interest, changes in business or clinical strategy, or they may acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance. In addition, our future capital uses and requirements have been impacted by our agreement to undertake certain development activities with respect to DOV 21,947 that Merck would have otherwise been responsible for under our original license agreement with Merck. We will be spending substantial funds in an amount to be determined as we conduct this development of DOV 21,947. If certain of these studies are successful when measured against criteria to be agreed upon with Merck, we will be reimbursed for our costs of conducting these development activities, receive a success premium on certain of these activities and be entitled to receive the first of the milestones under the license agreement. If the clinical studies are not successful, we may not be reimbursed for our costs and may never receive milestone payments under the license to Merck unless Merck elects to make such payments and continue the relationship under the license agreement. Moreover, Merck has reserved the right to terminate its license with us upon four months’ notice but no earlier than March 2006.

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

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to September 30, 2005, are as follows:

	Years Ended December 31,
	2005	2006	2007	Thereafter	Total
	(in thousands)

Convertible subordinated debentures(1)	$913	$2,000	$2,000	$114,000	$118,913
Operating leases	234	1,072	1,086	569	2,961

Total (2)	$1,147	$3,072	$3,086	$114,569	$121,874

(1)	Included are interest payments of approximately $2.0 million annually through 2025.

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

Item 4. Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out by management as of September 30, 2005, under the supervision and with the participation of our president, chief executive officer and secretary, and our senior vice president of finance and chief financial officer (our principal executive officer and principal financial officer). Based upon that evaluation, these officers concluded that our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None during the three month - period ended September 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

Market prices for securities of biopharmaceutical companies have been particularly volatile. In particular, our stock price experienced a substantial decline following our initial public offering and has fluctuated between a high of $21.49 and a low of $11.60 since January 1, 2004. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results of clinical trials conducted by us or on our behalf, or by our competitors;
•	delays in initiating clinical trials;
•	business or legal developments concerning our collaborators or licensees, including Merck, Pfizer and Neurocrine;
•	delays or disagreements with Merck in the development of DOV 21,947 to be conducted by us under the August 2005 amendment to the license agreement with Merck;
•	regulatory developments or enforcement in the United States and foreign countries;
•	developments or disputes concerning patents or other proprietary rights;
•	changes in estimates or recommendations by securities analysts;
•	public concern over our drugs;
•	litigation;
•	future sales of our common stock;
•	general market conditions;
•	changes in the structure of health care payment systems;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	economic and other external factors or other disasters or crises; and
•	period-to-period fluctuations in our financial results.

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

Since our inception in April 1995 through September 30, 2005, we have incurred significant operating losses and, as of September 30, 2005, we had an accumulated deficit of $136.4 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

In October 2003, the FDA placed the start of our Phase III clinical trial of ocinaplon, our lead anti-anxiety product candidate, on hold and requested that we produce additional safety information. We supplied this information to the FDA and with FDA approval initiated a Phase III clinical trial in the fourth quarter of 2004. In August 2005, we announced that we had suspended the trial due to a recent occurrence of enzyme elevations in liver function tests, or LFT's, for one subject in the trial and, following our trial report to the FDA, the agency joined in the clinical hold. We have since evaluated the safety findings from all subjects in ocinaplon clinical trials. Based upon the data, we have discontinued the development of ocinaplon for generalized anxiety disorder. Given the uncertainty surrounding the regulatory and clinical trial process, we may not be able to successfully advance the development of effective or safe, commercially viable products.

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

As noted above, in October 2003, the FDA placed the start of our Phase III clinical trial of ocinaplon, on hold and requested that we produce additional safety information. We supplied this information to the FDA and with FDA approval initiated a Phase III clinical trial in the fourth quarter of 2004. In August 2005, we announced that we had suspended the trial following recent occurrence of enzyme elevations in LFT's for one subject in the trial and, following our trial report to the FDA, the agency joined in the clinical hold. We have since evaluated the safety findings from all subjects in ocinaplon clinical trials. Based upon the data, we have discontinued the development of ocinaplon for generalized anxiety disorder.

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

We entered into an amendment of our license agreement with Merck on August 5, 2005 which provides for us to conduct certain development of DOV 21,947 that would otherwise have been the responsibility of Merck under the terms of the agreement. Merck has the right to choose, after certain development work by DOV, one of our preclinical triple reuptake inhibitors for inclusion under the license agreement with no further up-front fee. In the event we are unable to produce successful results from these clinical trials under criteria to be agreed upon by the parties, Merck will not be obligated to reimburse our costs of such development. Merck continues to have the right to terminate the license agreement or Merck may instead select one of our preclinical triple reuptake inhibitors for commercialization under the license agreement as a substitute for DOV 21,947.

Our success in developing our product candidates depends upon the performance of our licensees and collaborative partners.

Our efforts to develop, obtain regulatory approval for and commercialize our existing and any future product candidates depend in part upon the performance of our licensees and collaborative partners. Currently, we have license and collaborative agreements with Merck, Neurocrine, Pfizer and Wyeth. Neurocrine has entered into a development and commercialization agreement with Pfizer involving a further sublicense under our agreement with Neurocrine. In connection with certain of these agreements, we have granted certain rights, including development and marketing rights and rights to defend and enforce our intellectual property. We do not have day-to-day control over the activities of our licensees or collaborative partners and cannot assure you that they will fulfill their obligations to us, including their development and commercialization responsibilities in respect of our product candidates. Our license agreement with Merck was amended on August 5, 2005 to provide that we would assume responsibility for certain development of DOV 21,947 that Merck would have otherwise been responsible for under the agreement. We also cannot assure you that our licensees or collaborators will properly maintain or defend our intellectual property rights or that they will not utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Further, we cannot assure you that our licensees or collaborators will not encounter conflicts of interest, or changes in business strategy, or that they will not acquire or develop rights to competing products, all of which could adversely affect their willingness or ability to fulfill their obligations to us.

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

On August 5, 2005, we amended our license agreement with Merck such that we are now responsible for conducting certain development of DOV 21,947 that had been the responsibility of Merck under the agreement. Merck has the right to choose, after certain development work by us, one of our preclincial triple reuptake inhibitors for inclusion under the agreement with no further up-front fee. In the event we are unable to produce successful results from these clinical trials under criteria of success to be agreed upon by the parties, Merck will not be obligated to reimburse our costs of such development. Merck continues to have the right to terminate the license agreement. If the trials are not successful, Merck may elect to reimburse us notwithstanding and retain DOV 21,947. If the Merck agreement is terminated, we will need to pursue alternative arrangements for the development and commercialization of DOV 21,947, and we may be unable to reach an agreement with another party on economic terms as favorable as those in the Merck agreement.

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

At September 30, 2005, we had cash and cash equivalents and marketable securities of $110.8 million. We currently have no commitments or arrangements for any financing. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least December 31, 2006. We believe that we may require additional funding to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We may continue to seek additional capital through public or private financing or collaborative agreements. If adequate funds are not available to us as we need them, we may be required to curtail significantly or eliminate at least temporarily one or more of our product development programs.

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

We may not be able to utilize any of or all our net operating losses to offset future taxable income.

As a company experiencing growth through the sale of equity, we may be limited under the tax code in the tax deductions we can take against income for net operating loss carryforwards if during the three years preceding such income shareholder control of our company changed to a significant degree or if our research and development expenditures were classified as having been incurred by our subsidiary Nascime Limited.

Item 6. Exhibits

(a)	Exhibits.

The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit No.

10.1	Amendment Agreement dated August 5, 2005, between MSD Warwick (Manufacturing) Ltd. and Registrant (redacted subject to confidential treatment request).

31.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc. pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOV Pharmaceutical, Inc.

Date: November 9, 2005	By:	/s/ Leslie Hudson
Leslie Hudson Chief Executive Officer and President

DOV Pharmaceutical, Inc.

Date: November 9, 2005	By:	/s/ Barbara G. Duncan
Barbara G. Duncan Senior Vice President of Finance and Chief Financial Officer