Form 10-K
period 2005-12-31
DOV PHARMACEUTICAL INC
filed 2006-03-15
CIK 1066833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, $0.0001 par value

Indicate by check mark whether registrant is a “well-known seasoned issuer” (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 30, 2005 totaled approximately $427.8 million based on the then-closing stock price as reported by the Nasdaq National Market.

On February 17, 2006, there were outstanding 23,265,005 shares of registrant’s common stock, par value $0.0001 per share.

DOV PHARMACEUTICAL, INC.

Form 10-K

For the Year Ended December 31, 2005

i

PART I

Special Note Regarding Forward-Looking Statements

This Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: may, will, should, expect, intend, plan, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors currently known by us about which we cannot be certain. Actual results or events will surely differ and may differ materially from our forward-looking statements as a result of many factors, some of which we may not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet our development schedule for our product candidates, including with respect to clinical trial initiation, enrollment and completion;

•	meet applicable regulatory standards and receive required regulatory approvals on our anticipated time schedule or at all;

•	meet or require our partners to meet obligations and achieve milestones under our license and other agreements;

•	develop an acceptable development plan under and otherwise achieve the results contemplated by the 2005 amendment to our license agreement with Merck;

•	obtain and maintain collaborations as required with pharmaceutical partners;

•	obtain substantial additional funds;

•	obtain and maintain all necessary patents, licenses and other intellectual property rights; and

•	produce drug candidates in commercial quantities at reasonable costs and compete successfully against other products and companies.

You should refer to the “Item 1A. Risk Factors" for a detailed discussion of some of the factors that may cause our actual results to differ materially from our forward-looking statements. We qualify all our forward-looking statements by these cautionary statements. There may also be other factors that may materially affect our forward-looking statements and our future results. As a result of the foregoing, readers should not place undue reliance on our forward-looking statements. We undertake no obligation and do not intend to update any forward-looking statement.

ITEM I.  BUSINESS

OVERVIEW

We are a biopharmaceutical company focused on the discovery, acquisition, development and commercialization of novel drug candidates for central nervous system, or CNS, disorders. We currently have three product candidates in various stages of clinical development by us, namely, bicifadine, DOV 21,947 and DOV 102,677. We have entered into collaborations for two additional DOV product candidates, indiplon and DOV 216,303, and are seeking a partner for a third product candidate, DOV diltiazem. Bicifadine is our lead product candidate for the treatment of pain. In April 2005 and May 2005, our sublicensee, Neurocrine Biosciences, Inc., or Neurocrine, submitted two New Drug Applications, or NDAs, to the U.S. Food and Drug Administration, or FDA, with respect to indiplon, our product candidate for the treatment of insomnia. We intend to submit our first NDA for bicifadine to the FDA, in the first half of 2007. Our discovery program remains focused on GABAA receptor modulators and reuptake inhibitors for the treatment of CNS disorders. Our preclinical research includes the identification of second generation compounds for pain, anxiety, depression and other important CNS disorders.

Bicifadine is the subject of an extensive clinical development program with three ongoing Phase III trials in patients with chronic low back pain, or CLBP. In addition, two Phase II exploratory trials were recently initiated in February 2006 for bicifadine in the treatment of osteoarthritis and painful diabetic neuropathy. Bicifadine already has demonstrated efficacy in Phase II and Phase III clinical trials involving moderate to severe pain following dental surgery and bunionectomy.

DOV 21,947, our lead product candidate for depression, is a triple reuptake inhibitor, or TRI, and is expected to enter a 300-patient Phase II clinical trial in the third quarter of 2006. DOV 21,947 is related to DOV 216,303, another of our TRIs. We recently announced statistically significant efficacy results from a Phase II clinical trial with DOV 216,303 for the treatment of depression, and currently are evaluating the drug in a number of preclinical models to determine different indications for its further development. DOV 102,677 is another of our TRIs, for which the next study will be a Phase Ib clinical trial in normal volunteers and is scheduled for 2007.

Our current capabilities enable us to take compounds from drug discovery through all stages of clinical development to NDA filing. Our core scientific expertise is in cellular and molecular pharmacology underlying neurotransmission. We have substantial clinical development expertise in our departments of clinical research, data management, biostatistics, medical writing, pharmaceutical development and regulatory affairs. Our senior management team has substantial experience in CNS drug discovery and development. Members of our management have participated in the discovery, development and commercialization of new drugs that have been successfully brought to market. We continue to work to build these capabilities and the next phase of our growth will focus on the expansion of our strategic marketing and commercialization programs and an increase in our internal laboratory capabilities. In February 2006, we entered into a ten-year operating lease for an approximately 133,000 square foot facility in Somerset, New Jersey, that will serve as our new global corporate and development headquarters. The new headquarters will contain laboratory and pilot-scale manufacturing space and we expect to take occupancy in May 2006.

To enhance our drug development and commercialization efforts we have out-licensed rights to certain of our product candidates. We have sublicensed indiplon to Neurocrine, which entered into a development and commercialization agreement for indiplon with Pfizer, Inc., or Pfizer, in December 2002. We sublicensed DOV 21,947 and DOV 216,303 to Merck & Co., Inc. in a 2004 development and commercialization agreement which was amended in August 2005. The amendment transfers to us from Merck certain development contemplated by the license agreement. It also permits expansion of the parties’ relationship to include an additional TRI from the DOV preclinical pipeline for inclusion in the original license agreement with no additional upfront payment. If the DOV studies for DOV 21,947 are successful, we may be reimbursed by Merck for pre-agreed expenses and may receive a success premium. Subsequently, we could receive payment for achievement of certain clinical development and regulatory milestones pursuant to the existing agreement. Both parties retain certain termination rights.

OUR BUSINESS STRATEGY

Our goal is to become a leading biopharmaceutical company focused primarily on products for the treatment of CNS disorders. The key elements of our strategy are to:

Pursue development and commercialization of our lead product candidates. We have five product candidates undergoing DOV-driven or collaborative clinical development. These product candidates address four separate and substantial pharmaceutical markets: insomnia, pain, depression and alcohol abuse. We have designed the clinical programs for the product candidates we are developing in an effort to provide clear and defined paths to attain regulatory approval. We intend to continue to devote substantial resources to completing clinical testing and commercializing these product candidates.

Expand our product candidate portfolio with novel drug candidates that address unmet needs in large, established markets.  We seek to identify and develop, either internally or through collaborative agreements, novel drug candidates that address unmet needs in large, established markets. For example, our product candidates for the treatment of pain and insomnia, bicifadine and indiplon, respectively, have demonstrated positive results equivalent to, or better than, currently marketed products. We intend to continue expanding our existing product candidate portfolio by discovering and developing novel drug compounds both internally and through focused outsourced research and development. We also intend to expand our portfolio by identifying, in-licensing and developing additional compounds that are potentially superior to currently marketed products and by developing additional applications and formulations for our existing discovery and licensed compounds.

Reduce clinical development and commercialization risk by building a diversified product portfolio. We have built and intend to continue to build a portfolio of diverse product candidates to address CNS disorders to reduce the risks associated with the clinical development of any one drug. We have focused our in-licensing and development resources on compounds in all stages of research and clinical development for which there exists a significant amount of informative clinical data. We believe this reduces the risk that these compounds will have safety concerns and enhances our chances of demonstrating efficacy in clinical trials. We focus on developing multiple compounds with diverse mechanisms of action to limit the risk of difficulties associated with a particular mechanism of action. Finally, a single mechanism of action may have multiple therapeutic uses. We intend to investigate the efficacy of our compounds for these diverse uses in order to enhance the commercial potential of our product candidates. We believe that our portfolio approach reduces undue dependence on any single compound or therapeutic application to achieve commercial success and creates multiple potential sources of revenue.

Selectively establish collaborations with global pharmaceutical companies to assist in the development of our products, mitigate financial risk and retain significant commercial upside. We leverage the resources and the development, regulatory and commercialization expertise of our corporate collaborators to advance the development of our potential products. We intend to continue to seek to establish alliances that will enhance our product development and commercialization efforts, including alliances that allow us to retain significant development and commercialization rights for our product candidates.

We currently have collaborations with:

•	Neurocrine/Pfizer, for indiplon for the treatment of insomnia; and

•	Merck, for DOV 216,303 for the treatment of depression, anxiety and addiction and DOV 21,947 for all indications.

In August 2005, we amended our 2004 license agreement with Merck for DOV 21,947 and DOV 216,303. As part of the amendment, we instead of Merck will undertake certain clinical development of DOV 21,947 while retaining the ability to achieve the original milestone payments and royalties on product sales, if any, in the event our development activities achieve results to be agreed upon with Merck. In addition, we also retained co-promotion rights for DOV 21,947 in the U.S.

OUR PRODUCT PIPELINE

The following table summarizes our product candidates currently in clinical and preclinical development:

Product	Indication(s)	Status	Marketing Rights

Indiplon	Insomnia	PDUFA Dates: May 15, 2006 and June 27, 2006[1]	Pfizer/Neurocrine
Bicifadine	Pain	Phase III	DOV
DOV 21,947	Depression	Phase Ib/Phase II planned	Merck/DOV
DOV 102,677	Alcohol Abuse / Alcoholism	Phase Ib Planned	DOV
DOV 216,303	Indications other than Depression, Anxiety and Addiction	Preclinical/Phase II2	DOV
DOV Diltiazem	Angina and Hypertension	Phase I/Phase III planned for 2007[3]	DOV
DOV 216,303	Depression, Anxiety and Addiction	[4]	Merck/DOV
___________
1. The FDA has committed to an action by May 15, 2006 for both NDAs, according to Neurocrine’s public disclosures as of February 7, 2006.

2. Although we have completed a Phase II with DOV 216,303 in depressed patients, we are currently evaluating it in preclinical models to determine the next retained indication, if any, other than indications licensed by Merck, that we will pursue in clinical development. Merck has licensed the rights to depression, anxiety and addiction.

3. In July 2004, we reached agreement with the FDA on the scope and design of the clinical trials required for submission of an NDA for DOV diltiazem; we are seeking a partner for final development and commercialization.

4. Our sublicensee for DOV 216,303, Merck, has elected not to authorize disclosure of its development plans.

For an explanation of the terms Preclinical, Phase I, Phase II and Phase III, please refer to the text in subheading “Government Regulation” in this “Business” section.

OUR PRODUCTS UNDER DEVELOPMENT

Clinical Development Programs

Indiplon: Our product candidate for insomnia

Insomnia is a neurological disorder with approximately 85 million adults in the U.S. reporting trouble sleeping a few nights or more per week, according to a 2005 report from Mattson Jack (an epidemiological database used to determine the prevalence of a disease or disorder). Mattson Jack also reports that approximately 22 million adults in the U.S. experience chronic insomnia, having trouble sleeping every night or almost every night. In addition, according to the National Sleep Foundation (2003), frequent sleep problems in individuals that are 55 to 84 years old, if ignored, can complicate the treatment of other medical conditions, including arthritis, diabetes, heart and lung disease and depression. According to a 2005 report from IMS Health, the U.S. insomnia pharmaceutical market was $2.2 billion in 2004 and was expected to exceed $2.7 billion in 2005.

The most frequently prescribed drugs currently marketed to treat insomnia target the neurotransmitter gamma aminobutryic acid, or GABA. Neurotransmitters are chemicals in the CNS that either excite or inhibit neuronal function. GABA is the principal inhibitory neurotransmitter in the CNS. Benzodiazepines, or BDZs, target the GABAA receptors.

During the 1980s, BDZs were commonly used as sedatives to treat insomnia. This class of drugs produces several undesirable side effects, including negative interactions with other CNS depressants, such as alcohol, the development of tolerance upon repeat dosing and rebound insomnia, or the worsening of insomnia following discontinuation of dosing. Additional side effects, due to the long half-life, or the duration of action, of a compound associated with this class of drugs, include next-day residual sedation effects and impairment of coordination and memory. Memory impairment, which can include amnesia for events occurring prior to and after drug administration, is of particular concern in the elderly, who comprise approximately 18 percent of the total insomnia population, according to Mattson Jack (2005).

During the late 1980s, the class of drugs known as non-BDZs was developed to target a specific site on the GABAA receptor. The non-BDZs have a reduced incidence of side effects that are believed to be attributable to binding more selectively on a GABAA receptor subtype than the BDZs. The most commonly prescribed of the non-BDZs in the U.S. are Ambien®, Sonata® and Lunesta®. Ambien is the current market leader, with approximately $1.8 billion in worldwide sales in 2005, according to Sanofi-Aventis.

Indiplon, our insomnia product candidate, is a non-BDZ shown to be more potent and fast-acting than currently marketed non-BDZs, including Ambien.

In 1998, we licensed indiplon from Wyeth Holdings Corporation, or Wyeth, and sublicensed it to Neurocrine. In December 2002, Neurocrine entered into a development and commercialization agreement with Pfizer for indiplon. We are entitled to a 3.5 percent royalty on worldwide net sales of indiplon, if any.

In April 2005 and May 2005 Neurocrine submitted two indiplon NDAs, for an immediate release, or IR, capsule formulation and a modified release, or MR, tablet formulation for the treatment of insomnia. Neurocrine is developing indiplon in these two formulations, a short acting capsule and a longer acting tablet to address the different needs of the insomnia patient population. These formulations capitalize on key features of indiplon: its ability to induce sleep quickly - approximately 15 minutes after taking the pill - and its rapid elimination from the body, which essentially eliminates the next-day residual sedation effects commonly produced by other drugs of this class.

In January 2006, the FDA requested and received submission of results from Neurocrine’s driving study, completed in late 2005. Based on feedback from the FDA, Neurocrine has stated that it anticipates labeling that includes data from this study, which showed no impairment in next-day driving performance. The FDA has stated its intent to issue a combined package insert in lieu of individual package inserts for the capsule and tablet NDAs. To complete review of the driving study and the combined package insert, the FDA has advised Neurocrine that the Prescription Drug User Fee Act, or PDUFA, dates for the capsule and the tablet NDAs have been moved to May 15, 2006 and June 27, 2006, respectively. However the FDA has committed to an action by May 15, 2006 for both NDAs.

Neurocrine’s indiplon program has now successfully completed clinical trials demonstrating that indiplon capsules and tablets help patients consistently fall asleep faster, increase the amount of time they sleep during the night, decrease number of nighttime awakenings and improve overall sleep quality over the course of short or long-term treatment without evidence of tolerance when administered nightly for up to three months or withdrawal upon discontinuation of nightly dosing - complications often seen with extended use of older-generation sleep medications. Neurocrine also has noted that, in its Phase II and Phase III clinical studies, indiplon demonstrated efficacy with no significant next-day residual sedation at clinically relevant doses and showed, in a driving study, no impairment in next-day driving performance. Neurocrine’s NDAs for indiplon contain data from a total of 74 clinical trials that included approximately 8,000 adult and elderly subjects, more than 350,000 patient exposures and more than 80 preclinical studies. The data reported from these trials consistently have met both primary and secondary endpoints demonstrating the efficacy and safety of indiplon.

The preceding descriptions of Neurocrine’s clinical development and clinical trial results of indiplon are based on Neurocrine’s public disclosures through February 7, 2006.

Bicifadine: Our Novel Analgesic

Drugs for the treatment of pain, or analgesics, have historically been placed into the following general categories:

•	narcotics or opioids, e.g., morphine, codeine, Demerol® and Percodan®; and

•	non-narcotic prostaglandin inhibitors, e.g., aspirin, acetaminophen, ibuprofen and COX-2 inhibitors.

While drugs in both these categories are regularly used in the treatment of pain, their use has been limited because of various side effect profiles. In addition, administering these drugs for extended time periods has been problematic. Although prostaglandin inhibitors have been used for the treatment of pain, particularly pain associated with inflammation, their efficacy is limited to milder types of pain and they often display undesirable side effects relating to the gastrointestinal tract and liver. Narcotics are also used to treat pain, but tolerance develops rapidly and higher doses often lead to physical dependence and additional side effects, including respiratory depression. Ultram®, marketed by Ortho-McNeil, Inc., was originally thought to be a non-narcotic but its metabolites have been reported to act at certain opiate receptors and have the potential to cause morphine-like psychic and physical dependence. Despite these drawbacks, U.S. sales in 2005 of narcotic and non-narcotic analgesics reached nearly $7.6 billion according to IMS. Furthermore, in September 2004, Merck withdrew Vioxx®, a COX-2 inhibitor, from the market, citing increased risk of stroke and heart attack in extended use. In April 2005, Pfizer withdrew Bextra®, another COX-2 inhibitor, citing increased risk of rare but serious skin reactions. The withdrawal of these drugs has had a significant impact on the treatment of pain and the pain market and, we believe, opened up greater opportunities for bicifadine.

The FDA has granted approval for two other classes of compounds for the management of specific types of chronic pain. In the first class, Neurontin®, marketed by Pfizer, is an anticonvulsant whose actions on ion channels in neuronal tissue are likely responsible for its therapeutic effects in a certain type of neuropathic pain (postherpetic neuralgia). Sharing a similar structure with Neurontin is Lyrica®, also marketed by Pfizer, which was approved in December 2004 for the management of neuropathic pain associated with diabetic peripheral neuropathy and postherpetic neuralgia. In the second class, Cymbalta®, marketed by Eli Lilly and Co., was granted approval in September 2004 for the management of diabetic peripheral neuropathic pain. Cymbalta’s mechanism of action is believed to result from the inhibition of the uptake of serotonin and norepinephrine (SNRI) in nerve cells, properties also possessed by bicifadine.

Bicifadine, in a sustained release, or SR, formulation, is our product candidate for the treatment of pain. Bicifadine is a chemically distinct molecule with a unique profile of pharmacological activity. Its primary pharmacological action is to enhance and prolong the actions of norepinephrine and serotonin by inhibiting the transport proteins that terminate the physiological actions of the two biogenic amines. While we believe that bicifadine also possesses additional neurochemical properties that contribute to its analgesic effects, the exact nature of these other properties is under investigation. Preclinical studies and clinical trials indicate that either or a combination of these individual actions may account for the analgesic properties of bicifadine.

Bicifadine is not a narcotic and, in preclinical studies, has been shown not to act at any opiate receptor. In preclinical studies to date, bicifadine has not demonstrated abuse, addiction or dependence potential, although, in a Phase I clinical trial, the immediate release, or IR, formulation did cause mild and transient euphoric mood in some subjects. Four Phase I clinical trials and 14 Phase II clinical trials involving more than 1,000 patients were conducted by Wyeth or DOV with an IR formulation of bicifadine. In five exploratory double-blind, placebo-controlled Phase II clinical trials of the IR formulation conducted by Wyeth, bicifadine demonstrated a statistically significant reduction in pain versus placebo, in some cases with an outcome suggesting it might be comparable to or better than positive controls such as codeine. In addition to these trials with the IR formulation, we have conducted eight Phase I clinical trials using the SR formulation, a formulation that permits less frequent daily dosing, improves tolerability and for which patents have been filed. We are evaluating the SR formulation in our ongoing clinical development programs and this formulation is intended for commercial use.

Chronic Pain Drug Development Program

In March 2004 and February 2006, we reached agreement with the FDA on a plan for the balance of the Phase III bicifadine preclinical and clinical program necessary to submit an NDA for chronic pain. The agreed upon program must include positive results from two placebo-controlled dose-response studies of three months’ treatment duration in patients with CLBP, such as those that are currently ongoing. We also will need to obtain long-term safety observations from at least 100 CLBP patients treated with bicifadine for one year and 300 CLBP patients treated with bicifadine for six months at the maximal recommended dose, which is anticipated to be 400 mg b.i.d. The FDA did not express any particular concerns regarding the safety profile of bicifadine based on the results of preclinical and clinical testing, including observations from previously conducted clinical trials in which more than 1,500 subjects received bicifadine SR. A significant outcome of our February 2006 meeting was the FDA’s stated receptivity to review an NDA for a broad label chronic pain indication for bicifadine using the current CLBP clinical trials package provided we would commit to study bicifadine in two additional models of chronic pain in Phase IV post-approval studies, such as osteoarthritis or neuropathic pain. We intend to make this commitment. In the event that we are not ultimately able to provide positive evidence of efficacy in two Phase IV studies, the bicifadine indication in the product labeling may be revised to that of chronic low back pain.

Another outcome of the February 2006 FDA meeting was a discussion of the Phase I clinical trial package necessary for the submission of the first NDA for bicifadine in chronic pain. The Phase I program will include a QTc study in normal volunteers. A QTc study measures the QT portion of an electrocardiogram and assesses a drug's potential to produce changes in cardiac rhythm. To date, there have been no cardiac - or other - meaningful safety concerns in our preclinical studies or in clinical studies involving more than 2,500 subjects treated with bicifadine.

We also discussed with the FDA the status of its informal Special Protocol Assessment, or SPA, for study 020 and the potential for dose titration in study 022, our long-term safety and efficacy trial of bicifadine in CLBP patients, as described below. Because we subsequently amended the protocol for study 020 following study initiation and designated a single primary endpoint in that trial, according to FDA guidelines the informal SPA originally discussed with the FDA is no longer in effect. However, we do not feel that this will be an impediment to securing FDA regulatory approval for bicifadine

As part of our bicifadine development program, we also are conducting our animal carcinogenicity study. The “In life” data has been collected and this study has yielded no apparent signals to date. The final analysis is expected to be completed in the second quarter of 2006. We intend to submit our first NDA submission for bicifadine in the first half of 2007. This expectation is based upon, among other things, projected rate of patient enrollment, positive clinical trial outcomes and continued absence of safety concerns.

Phase III Chronic Pain Trials of Bicifadine In Progress

In September 2004, we initiated a pivotal, Phase III, U.S. clinical trial of bicifadine in approximately 600 patients with moderate to severe CLBP (study 020). The clinical trial is a randomized, double-blind, placebo-controlled, outpatient, multi-center study assessing the efficacy and tolerability of three dose levels of bicifadine - 200 mg, 300 mg and 400 mg b.i.d. - over a three-month period. Patients who complete the study are eligible for up to one year of additional treatment in a bicifadine open-label safety and efficacy study (study 022). The primary efficacy endpoint is the change in pain severity rating as measured by the 100 mm Visual Analog Scale, or VAS, score between baseline and the end of dosing. The acceptability of this primary endpoint was affirmed by the FDA in February 2006. In December 2005, we announced a positive futility analysis for study 020, meaning an independent external statistical examination of interim trial data supports continuing the trial through to completion.  This analysis of data on the improvement in pain scores from baseline to end of treatment - the primary endpoint of the clinical trial - indicates that bicifadine has at least a 40 percent chance of being statistically superior to the placebo treatment.  We completed enrollment in this trial in January 2006 and expect to announce results in the second quarter of 2006.

We currently are enrolling subjects into a second Phase III clinical trial of bicifadine in patients with moderate to severe CLBP (study 021). The trial is expected to enroll approximately 475 patients and is a randomized, double-blind, placebo-controlled, outpatient, multi-center study assessing the efficacy and tolerability of two dose levels of bicifadine - 200 mg b.i.d. and 400 mg b.i.d. - over a three-month period. The primary efficacy endpoint is the change in pain severity rating as measured by the 100 mm VAS score between baseline and the end of dosing. We expect to report the results of the 021 study in the fourth quarter of 2006.  In both studies 020 and 021, secondary endpoints include changes in measures of functional disability, patients’ global impression of change, patient and physician global evaluation of bicifadine, incidence of discontinuation due to lack of efficacy, use of rescue medication and other analgesia-related rating scales. Safety is being measured by adverse event occurrences, vital signs, ECGs, clinical lab tests and other measures.

We also are enrolling subjects into an open-label Phase III, multi-center clinical trial to evaluate the long-term safety and efficacy of bicifadine in patients with CLBP (study 022). This clinical trial will enroll approximately 1,550 total patients with CLBP, 1,050 of whom will be entered directly into this study and randomized to receive either 400 mg b.i.d. of bicifadine or any appropriate pharmacological analgesic treatment or treatments, or “standard of care” or SOC, selected by the investigator. If the 400 mg b.i.d. dose (800 mg total daily dose) is not adequately tolerated, patients can be given a lower dose (600 mg, 400 mg or 200 mg total daily dose) and remain in the clinical trial. To date, about 30 percent of patients have been down-titrated from 400 mg b.i.d. to one of these alternate dosing regimens. Most of these patients have down-titrated to the 600 mg or 400 mg total daily dose. This clinical trial also will enroll approximately 500 U.S. patients who will have completed twelve weeks of treatment in either study 020 or study 021. Such “rollover” patients receive 400 mg b.i.d.of bicifadine. The primary objective of this clinical trial is to evaluate the safety of bicifadine for up to one year in patients with CLBP with the goal of accumulating an overall safety package of data in 100 patients with one year of dosing and 300 patients with at least six months of dosing at 400 mg b.i.d., the top anticipated dose. The ongoing results from study 022 suggest that bicifadine is at least as effective as SOC in treating CLBP and is safe and well-tolerated.  Initial data suggest that patients receiving bicifadine “de novo” experience a decrease in pain, as measured by VAS score, from a rating of approximately 70 mm to 40 mm over the first four weeks. Further, patients who have “rolled over” from study 020 or 021 are entering the trial with an average VAS score of about 40 mm and continue to decrease their pain scores over the following weeks and months. The positive data trends are continuing, with dosing now spanning twelve months and total patients enrolled in study 022 exceeding 700.  This study is being conducted in approximately 117 centers and we expect to complete in December 2006 the safety package needed to submit our first NDA for bicifadine in the first half of 2007.

In the first quarter of 2006, we plan to initiate a substudy within the long-term safety trial. In this substudy, approximately 100 CLBP patients who are randomized to 400 mg b.i.d. of bicifadine will receive at the outset one of two titration regimens: 200 mg b.i.d. of bicifadine during week one and 300 mg b.i.d. of bicifadine during week two followed by 400 mg b.i.d. of bicifadine for the remainder of the study; or the same titration steps given for two weeks for each dose level followed by 400 mg b.i.d. for the remainder of the trial. This substudy will thus provide information whether the tolerability of a titration regimen to 400 mg b.i.d. of bicifadine is superior to that seen upon starting treatment on day one with the top anticipated dose of 400 mg b.i.d.

Phase II Chronic Pain Trials In Progress

In February 2006, we initiated two exploratory Phase II clinical trials of bicifadine: one in patients with osteoarthritis and one in patients with painful diabetic neuropathy.

The osteoarthritis trial is a multi-center, double-blind, placebo-controlled, four-way crossover trial designed to assess the efficacy, tolerability and pharmacokinetics of bicifadine alone and in combination with ibuprofen. The clinical trial expects to enroll 60 patients with osteoarthritis of the hip or knee. Each patient receives one week of dosing for each of the following four treatment regimens: bicifadine, ibuprofen, bicifadine plus ibuprofen and placebo. There is a one week washout period between each of the dosing arms. Efficacy is determined using change from baseline for pain via VAS scores, the WOMAC arthritis index, patients’ global improvement assessments and other recognized measures. Preclinical studies of bicifadine show the drug has demonstrated efficacy in models of inflammatory pain.

The painful diabetic neuropathy trial is a randomized, multiple-dose, open-label, two-phase overlap trial designed to assess the efficacy and safety of bicifadine and potential interactions of bicifadine and oxycodone used concurrently. The clinical trial will randomize 50 patients with painful diabetic neuropathy into two parallel four-week treatment groups. In this trial, patients will receive either bicifadine or oxycodone alone for two weeks and then both drugs dosed concurrently for the remaining two weeks. Analgesic efficacy is determined at the end of each two-week period using patient VAS scores for pain, the trial’s primary endpoint. Secondary efficacy endpoints include patient ratings of global improvement and use of rescue medication. Preclinical studies of bicifadine show the drug has substantial analgesic effects in models of neuropathic pain in both diabetic animals and in animals with sensory neuron damage near the spinal cord.

DOV expects to complete dosing for both Phase II trials in the third quarter of 2006.

Acute Pain Drug Development Program

In March 2004 and March 2006, we received guidance from the FDA on a plan for the balance of the Phase III bicifadine program necessary to submit an NDA for acute pain. The March 2006 meeting revealed that the FDA is receptive to reviewing an NDA for a broad label acute pain indication for bicifadine based on the successful outcomes from two Phase III clinical trials in repeat-dose acute pain models. This is fewer trials than expected, and there was agreement that one of these trials may be in a non-surgical pain model. This FDA guidance marks a significant improvement for the bicifadine acute pain program in terms of the regulatory path, and we will have further communication with the FDA as we determine the optimal acute pain models to pursue as part of an acute pain NDA package. We announced in March 2006 that we discontinued the conduct of an ongoing vaginal hysterectomy Phase III trial as we believe that this more severe post-surgical pain model is unlikely to support the repeat dosing analysis of bicifadine now required for registration. We also then determined that although the recently completed positive efficacy bunionectomy Phase III trial provides compelling evidence that bicifadine is an effective analgesic in a severe post-surgical pain model, the high rate of “rescue” medication use confounds the repeat dosing analysis required by the FDA.

Completed Acute Pain Trials of Bicifadine

In August 2002, we completed a Phase II clinical trial in the U.S. involving 750 patients in the treatment of moderate to severe post-surgical dental pain. This Phase II trial was a single-dose, double-blind, placebo-controlled, study that evaluated three controlled release doses of bicifadine and one dose of codeine compared to placebo. Bicifadine produced a highly statistically significant, dose-related reduction in pain compared to placebo at each of the two higher doses. The efficacy of bicifadine was at least equivalent to codeine at all three doses. The trial demonstrated bicifadine to be safe and relatively well-tolerated without producing any serious adverse events. Both codeine and the two higher doses of bicifadine produced significantly more adverse events than placebo, with the bicifadine 400 mg and 600 mg doses producing 22 percent and 37 percent, respectively, versus 11 percent for placebo. The most frequently reported adverse events were nausea and vomiting.

In September 2003, we completed a 540-patient, double-blind, placebo-controlled Phase III clinical trial to compare three doses of bicifadine and one dose of tramadol to placebo in a moderate to severe post-surgical dental pain model. Bicifadine, in a dose-dependent fashion, produced a highly statistically significant reduction in pain compared to placebo, as did the single-dose level of tramadol. Statistically significant increases in analgesia were measured as early as one hour after administration and analgesia was sustained for the balance of the six-hour measurement period. The maximal efficacy of bicifadine was statistically indistinguishable from tramadol. Both bicifadine and tramadol were safe and relatively well-tolerated without producing any serious adverse events.

In September 2005, we completed a Phase III randomized, double-blind, placebo-controlled, outpatient, multi-center clinical trial to assess the efficacy and safety of three dose levels of bicifadine in patients with moderate to severe acute pain following bunionectomy surgery for a five-day period incorporating tramadol as an active control. The bunionectomy Phase III trial ultimately enrolled 325 patients at five sites in the U.S. The design and analysis of the study compared 200 mg and 400 mg t.i.d. of bicifadine to placebo with 100 mg t.i.d. of tramadol as an active control. Statistically significant increases in analgesia were measured as early as 30 minutes after administration and these effects were sustained for the balance of the eight-hour measurement period. The maximal efficacy of bicifadine was statistically indistinguishable from tramadol. While both bicifadine and tramadol were safe and relatively well-tolerated without producing any serious adverse events, the high level of “rescue” analgesic medication used in both the placebo and active drug groups confounded an assessment of the analgesic actions of bicifadine or tramadol under repeat dosing conditions, which are an FDA requirement.

DOV 21,947 and DOV 216,303: Our Triple Reuptake Inhibitors, or TRIs, for Depression

Depression is a disorder in which the affected person experiences a mental state of sadness, despair, discouragement and hopelessness. Other symptoms may include apathy, withdrawal from social contact, an inability to experience pleasure, changes in appetite and sleep patterns, low energy levels, difficulty concentrating and thoughts of suicide. Neurotransmitters regulate numerous functions in the CNS, and imbalances in them have been linked to a number of psychiatric disorders, including depression. The actions of these neurotransmitters are terminated by specific transport proteins that remove them from synapses in the brain. Antidepressants are thought to produce their therapeutic effects by inhibiting the uptake activity of one or more of these transport proteins, effectively increasing the concentration and duration of action of these neurotransmitters at their receptors.

The emergence of selective serotonin reuptake inhibitors, or SSRIs, starting with Prozac® in January 1988, followed by Zoloft® in February 1992 and Paxil® in January 1993, has had a dramatic impact on the antidepressant market. According to IMS figures, sales of antidepressants in the U.S. increased from approximately $424 million in 1987, the year prior to the introduction of Prozac, to approximately $13.7 billion in 2004. Despite this widespread commercial success, SSRIs suffer from the following limitations:

•	30-40 percent of patients do not experience an adequate therapeutic response to a given drug;
•	three or more weeks of therapy are often required before meaningful improvement is observed; and
•	side effects such as nervousness, agitation, insomnia and sexual dysfunction.

Dual uptake inhibitors, referred to as SNRIs, like Effexor®, launched in 1994, and Cymbalta, launched in August 2004, block the uptake of both serotonin and norepinephrine and are appreciably more potent on the serotonin system. While these drugs may be more effective than SSRIs in some patients, SNRIs still take three or more weeks of therapy before a meaningful improvement is observed. In addition, SNRIs have their own unique set of side effects, including nausea, headache, sleepiness, dry mouth, sexual dysfunction and dizziness.

Both preclinical studies and clinical trials indicate that a drug inhibiting uptake of all three, serotonin, norepinephrine and dopamine, may produce a faster onset of action or provide greater efficacy than traditional antidepressants. We believe that such a ‘broad spectrum’ antidepressant would represent a breakthrough in the treatment of depression.

DOV 21,947 and DOV 216,303 are TRIs affecting the neurotransmitters serotonin, norepinephrine and dopamine. In preclinical studies, DOV 21,947 and DOV 216,303 were shown to inhibit the uptake of all three neurotransmitters. In animal models highly predictive of antidepressant action, DOV 21,947 and DOV 216,303 were more potent than Tofranil®, an SNRI, and the SSRIs Prozac and Celexa. Because of their ability to inhibit the uptake of all three neurotransmitters implicated in depression, we believe DOV 21,947 and DOV 216,303 may be more effective and have a more rapid onset than other antidepressants.

We have completed several Phase I studies of DOV 21,947 and intend to initiate a Phase II clinical trial in the third quarter of 2006. DOV 21,947 is related to DOV 216,303. In December 2005 we dosed the initial set of subjects in a second Phase Ib clinical trial of DOV 21,947.  At the highest dose levels explored - well separated from what is believed to be the therapeutic range - rashes were noted in some subjects. In the third quarter of 2006, we expect to initiate a Phase II double-blind clinical trial of DOV 21,947 vs. placebo in depressed outpatients.

Before sublicensing DOV 216,303 to Merck, we completed a Phase II efficacy trial in patients with major depressive disorder. The clinical trial was a randomized, multi-center, double-blind, safety, efficacy and tolerability study with 67 patients and compared 50 mg b.i.d. of DOV 216,303 to 20 mg b.i.d. of citalopram, an SSRI. Patients who completed two weeks of treatment in both the DOV 216,303 and citalopram groups demonstrated reductions from baseline (p<0.0001) in the total HAM-D scores. This study also showed that DOV 216,303 was generally well-tolerated, with no serious adverse events occurring. Merck has licensed the rights to DOV 216,303 for depression, anxiety and addiction. We are currently evaluating DOV 216,303 in preclinical models to determine additional indications, outside of the Merck indications, to pursue in clinical development.

DOV 102,677: Our TRI for Alcohol Abuse & Alcoholism

Alcoholism, also known as alcohol dependence, is a disease with symptoms including:

•	craving: a strong need or compulsion to drink;
•	loss of control: the inability to limit one’s drinking on any given occasion;
•	physical dependence: withdrawal symptoms, such as nausea, sweating, shakiness and anxiety, occur when alcohol use is stopped after a period of heavy drinking; and
•	tolerance: the need to drink greater amounts of alcohol in order to ‘get high.’

The most recent alcohol use and abuse study conducted by the U.S. Department of Health and Human Services (“The 2001 National Household Survey on Drug Abuse”), estimates that approximately 14 million Americans - 7.4 percent of the population - meet the diagnostic criteria for alcohol abuse or alcoholism. Yet, this level of incidence is met by a general lack of effective treatments for alcohol abuse.

DOV 102,677 is a TRI with preferential action on the dopamine transporter protein and is related to DOV 21,947 and DOV 216,303. In a Phase Ia clinical trial, DOV 102,677 was shown to be safe and well-tolerated at doses ≤ 150 mg. At higher doses, abnormal color vision, which was both transient and reversible, was observed in the majority of subjects.  Results of this Phase Ia trial and results from an animal model of alcohol abuse have led us to identify DOV 102,677 as a development candidate to treat alcohol abuse and alcoholism rather than depression. We intend to initiate a Phase Ib repeat-dose clinical trial in normal volunteers for DOV 102,677 in the alcohol abuse indication in 2007.

Preclinical Development Programs

Our discovery program remains focused on GABAA receptor modulators and reuptake inhibitors for the treatment of CNS disorders. Our co-founders, Dr. Bernard Beer and Dr. Arnold Lippa, conducted pioneering work on GABAA receptors. This work classified GABAA receptors into biochemically, pharmacologically and functionally distinct receptor subtypes. They demonstrated that different receptor subtypes influence different behaviors such as anxiety, sedation and amnesia. Furthermore, through their research delineating the actions of BDZs on GABAA receptors, they were the first to discover non-BDZ compounds that act on specific subtypes of GABAA receptors.

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

Our internal discovery effort with GABAA receptor modulators has yielded a series of compounds we are currently evaluating. These new chemical entities, currently in the lead optimization phase, are significantly more potent than ocinaplon, our previous anti-anxiety product candidate, and we have prioritized our preclinical pipeline and 2006 activities accordingly. These compounds appear to function as partial positive allosteric modulators at specific GABAA receptor subtypes that may be involved in the treatment of various anxiety disorders, including generalized anxiety disorder, or GAD, and panic.

In August 2005, we suspended further dosing in the ongoing Phase III clinical trial of ocinaplon following the occurrence of enzyme elevations in liver function tests, or LFTs, for one subject. We have since evaluated the safety findings from all subjects in the Phase III trial. During this study the overall incidence of an elevation in liver enzymes greater than three times normal was eight percent in the ocinaplon-treated subjects and zero percent in the placebo-controlled subjects. Based upon the data, in October 2005 we discontinued the development of ocinaplon for GAD. We are evaluating ocinaplon in preclinical models to determine possible alternative indications for which the risk of liver damage would be reduced. We plan to select a preclinical candidate for clinical development in GAD in the third quarter of 2006.

Our preclinical research and discovery activities and program also includes our work to identify second generation bicifadine compounds.

Cardiovascular Disorders

Chronic stable angina, or angina pectoris, refers to recurring severe constricting pain in the chest due to inadequate blood supply to the heart caused by heart disease. Angina attacks are more likely to occur during the morning and afternoon hours. Likewise, hypertension is greater in the morning hours. According to the 2002 practice guidelines update for the management of patients with chronic stable angina, published by the American College of Cardiology/American Heart Association/American College of Physicians-American Society of Internal Medicine, the number of patients in the U.S. with stable angina was estimated at 16.5 million. According to Decision Resources, high blood pressure or hypertension was estimated to affect more than 50 million people in the U.S.

Diltiazem belongs to a well-known class of drugs called calcium channel blockers. Calcium channel blockers remain a standard of care in the treatment of chronic stable angina and hypertension and continue to be highly endorsed by the medical community. Although comparative studies have demonstrated equivalent anti-angina effects for many marketed calcium channel blockers, a lower incidence of side effects with diltiazem was often reported in these studies. According to IMS figures for 2004, sales of diltiazem products in the U.S. totaled $799 million.

In an effort to provide both therapeutic blood levels of diltiazem for longer periods of time and improved patient compliance, several slow or extended release preparations of diltiazem have been developed for the treatment of hypertension and chronic stable angina. However, these commercially available, once-daily, extended release formulations produce only a partial reduction of chronic stable angina. According to published studies, currently marketed diltiazem products such as Tiazac®, Cardizem® and Dilacor XR® only reduce the number of angina attacks by approximately 50-60 percent when given at FDA-approved therapeutic doses. We believe incomplete reduction in angina demonstrated by current treatments may be the result of inadequate blood levels of the drug in the morning hours, when approximately half of all angina attacks occur. Experts in chronic stable angina have confirmed their dissatisfaction with the ability of current extended release products to adequately treat many of their patients on a once-a-day basis.

DOV Diltiazem, our proprietary formulation of diltiazem, is our product candidate for the treatment of angina and hypertension. DOV diltiazem combines an immediate release component with a controlled release component in order to provide prompt and improved blood levels throughout the day compared to currently marketed diltiazem products.

We believe that DOV diltiazem will reduce morning angina attacks to a significantly greater extent than commercially available products because of its combination of immediate and extended release components. Data from three Phase I trials indicate that our patented formulation produces clinically relevant blood levels within 30 minutes of administration and results in higher blood levels in the morning than Tiazac. In 2004, we reached agreement with the FDA’s Cardio-Renal Division on the scope and design of the clinical trials required for submission of an NDA for DOV diltiazem. The FDA agreed that no additional preclinical or toxicology studies would be required for the NDA submission. We are currently evaluating strategic relationships to advance DOV diltiazem into Phase III clinical development and commercialization while continuing to focus primarily on our CNS programs. We intend that further clinical development of DOV diltiazem be conducted by a licensee of this product, assuming we are able to secure attractive license terms.

Collaborations and Licensing Agreements

One of our business strategies is to establish alliances with industry leaders to access their unique technologies and capabilities. To date, we have established the following collaborations and licensing agreements:

Neurocrine Biosciences, Inc. and Pfizer, Inc.

In June 1998, we sublicensed indiplon to Neurocrine on an exclusive, worldwide basis for ten years or, if later, the expiration of any patent covering either the compound or the marketed product, currently 2023. At the end of the term, Neurocrine will be deemed to have a fully-paid, royalty-free license to the compound and the marketed product. During the term of the agreement and after payments to our licensor, Wyeth, we are entitled to receive a royalty equal to 3.5 percent of net sales for the later of the expiration of the Wyeth patents in such country and a period of the first ten years post launch in a given market, if any, and additional net milestone payments of $1.5 million upon FDA approval. As noted below, the royalty term has been expanded to include Neurocrine patents covering indiplon. During 2004, we received $2.0 million from Neurocrine for the milestone due upon NDA filing.

In December 2002, Neurocrine and Pfizer announced a global agreement for the exclusive worldwide development and commercialization of indiplon. Neurocrine and Pfizer are responsible for the research, development and commercialization of indiplon. We have the right to terminate our agreement with Neurocrine, with regard to the entire territory, if Neurocrine terminates the research and development program or halts the research and development program for six months or longer within the U.S., other than for reasons relating to regulatory constraints. Likewise, if Neurocrine halts, for six months or longer, or terminates the research and development program in any other country, we have the right to terminate the agreement with respect to that country. If we terminate the agreement due to an uncured breach by Neurocrine, it must transfer to us all information and know-how related to indiplon or the marketed product, and all governmental filings and approvals.

In February 2004, we reorganized our sublicense agreement with Neurocrine in respect to indiplon. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon entered into between Wyeth and DOV in 1998. The restated sublicense agreement with Neurocrine expands the royalty term to include the life of Neurocrine patents as well as Wyeth patents covering indiplon. The revised agreement allows Neurocrine to pay to us royalty payments, that are 3.5 percent of net sales, and milestone payments net of those amounts that would be owed by DOV to Wyeth. In addition, the first milestone payment to Wyeth of $2.5 million upon an NDA was changed to $1.0 million upon an NDA filing and $1.5 million upon an NDA approval. Thus the net milestones payable to DOV is $2.0 million upon an NDA filing (which was paid in December 2004) and $1.5 million upon an NDA approval.

Merck Agreement

On August 5, 2004, we entered into an agreement with Merck for the worldwide development and commercialization of DOV 21,947 for all therapeutic indications and of DOV 216,303 for the treatment of depression, anxiety and addiction. Additionally, Merck obtained rights of first offer and refusal regarding a licensing agreement for DOV 102,677 under certain circumstances and for additional consideration. Merck assumed financial responsibility for development and commercialization of a product containing at least one of the licensed compounds. The parties agreed to work together to clinically develop licensed product and we have reserved the right to co-promote the sales of product in the U.S. to psychiatrists and other specialists who treat depression.

Under the agreement, we received a $35.0 million up-front licensing payment. In addition, we could receive as much as $300.0 million for achieving certain clinical development and regulatory milestones for multiple territories and approval of two indications, and up to $120.0 million upon achievement of certain sales thresholds. Merck assumed responsibility for the development, manufacturing and commercialization of DOV 21,947 and agreed to pay us royalties on worldwide sales, if any, which increase based upon certain sales thresholds.

In August 2005, we announced that our license agreement with Merck for DOV 21,947 and DOV 216,303 had been amended. The milestones, royalties and business terms originally established in the August 2004 license agreement were retained in full along with DOV’s co-promote rights. The amendment transfers to us from Merck certain development contemplated by the license agreement. It also permits expansion of the parties’ relationship to include an additional TRI from the DOV preclinical pipeline for inclusion in the original license agreement with no additional upfront payment. If the DOV studies for DOV 21,947 are successful, we may be reimbursed by Merck for pre-agreed expenses and may receive a success premium. Subsequently, we could receive payment for achievement of certain clinical development and regulatory milestones pursuant to the existing agreement. Both parties retain certain termination rights.

Elan Corporation, plc and Elan International Services, Ltd.

In January 1999, Elan and we established a joint venture and formed DOV (Bermuda), Ltd., or DOV Bermuda, a holding company, and Nascime Limited, or Nascime, an operating company, to develop controlled release formulations of bicifadine for the treatment of pain and ocinaplon for the treatment of anxiety disorders and epilepsy. Pursuant to the original agreements, through December 31, 2002, Elan and we funded the joint venture in proportion to our equity interests in the venture, 19.9 percent and 80.1 percent, respectively.

Effective January 1, 2003, Elan no longer funded its pro rata portion of the joint venture's expenses and, after funding ours and Elan’s portion of the joint venture's expenses for the first and second quarters of 2003, our equity ownership in the joint venture increased to 83.0 percent from 80.1 percent.

On October 21, 2003, we entered into an agreement with Elan and certain of Elan’s affiliates to terminate the joint venture and acquire 100 percent ownership of Nascime, the joint venture’s operating company. In connection with this agreement, among other things, Elan and we agreed to eliminate all material consent rights found in the 1999 stock purchase and license agreements. The termination agreement ended Elan’s involvement in the nearly five-year joint venture established to develop controlled release formulations of bicifadine and ocinaplon.

Pursuant to the termination agreement, we paid $5.0 million to a subsidiary of Elan in respect of its 17 percent equity stake in the joint venture. We agreed to indemnify Elan and its affiliates, subject to certain limitations, for claims arising from the past, present and any future activities of the joint venture companies, including activities related to the conduct of the joint venture's clinical trials. Each party waived any rights and released the other parties from any claims arising under certain of the principal joint venture agreements. Elan granted to Nascime, now wholly owned by us, a new non-exclusive, royalty-free, perpetual, worldwide license to make and sell the two product candidates in controlled release formulations using the Elan intellectual property licensed to the joint venture, including that developed during the venture. In connection with the license grant, Elan will be entitled to receive up to an aggregate of $3.0 million when the products are licensed or come to market. We recently have taken steps to transfer to us the intellectual property held by Nascime.

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

The Hatch-Waxman Act

Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, newly approved drugs and indications benefit from a statutory period of marketing exclusivity. Under the Hatch-Waxman Act, the FDA provides marketing exclusivity to the first applicant to gain approval for a particular new drug by prohibiting the filing of an abbreviated NDA, or ANDA, by a generic competitor for up to five years after the drug is first approved. The Hatch-Waxman Act also provides three years of marketing exclusivity for a new indication for an existing drug. This market exclusivity is provided even in the absence of patent protection for the approved drug. If the drug is also claimed in a patent, a third party may file an ANDA four years after the drug is first approved, provided that the third party certifies that the applicable patent is invalid or not infringed.

Because they appear to be compounds with new active ingredients, we believe ocinaplon, bicifadine and DOV 216,303 will each be eligible for the five-year exclusivity provisions of the Hatch-Waxman Act if they are the first approved drugs containing their active compounds. Since certain patents relating to bicifadine and ocinaplon have expired, in the absence of new patent protection based on patent applications currently being pursued by DOV, these market exclusivity provisions may be of particular importance to the success of these compounds if they are approved by the FDA.

The Hatch-Waxman Act also permits an extension of up to five years of the term of a patent for new approved products to compensate for patent term lost during the drug development and FDA regulatory review process if the applicant can show that research and development has been sufficiently continuous during the FDA review process. Only one patent applicable to any approved drug is eligible for extension under these provisions. In addition, this extension must be applied for after NDA approval of the new drug covered by the patent and before expiration of the patent. We will review at the time patent term extensions for some of our current patents under the Hatch-Waxman Act to add patent life beyond the expiration date. Since patent term extensions for patent term lost require prior NDA approval of the product, our prospective eligibility for extensions is subject to the expected length of clinical trials, patent life and factors involved in the filing and approval of an NDA.

Patents and Intellectual Property Protection

We seek to protect our rights in the compounds, formulations, processes, therapeutic uses, technologies and other valuable intellectual property invented, developed, licensed or used by us through a number of methods, including the use of patents, patent extensions, license agreements and confidentiality agreements. We have or have licensed from others twelve issued U.S. patents, seven of which have expired, including the patent for the use of bicifadine for pain, the use of DOV 216,303 for the treatment of depression and a patent covering ocinaplon.

The patent that currently provides protection for the use of bicifadine and DOV 216,303 for alcohol, cocaine and other addictive disorders is due to expire in December 2018. In 2002, we filed a provisional patent application claiming a novel, three-dimensional composition of matter for bicifadine, as well as therapeutic uses and methods of manufacture for this composition. This application was perfected in 2003 as a regular utility patent application and a separate, international, or PCT, patent application. Also in 2002 and 2003, we filed U.S. provisional and U.S. utility and PCT patent applications claiming novel controlled release formulations of bicifadine. In 2004, we filed a U.S. provisional patent application directed to the use of bicifadine for controlling fever and menopausal symptoms, including hot flashes. This application was perfected in 2005 as regular U.S. utility and PCT patent applications. In 2005 we filed a U.S. provisional application directed to therapeutic uses, compositions and methods employing bicifadine to treat neuropathic disorders, including neuropathic pain, and a second U.S. provisional application directed to therapeutic uses, compositions and methods employing bicifadine to treat urological disorders, including urinary incontinence. Each of these provisional applications is planned to be perfected in 2006 as U.S. regular utility and PCT patent applications. Also in 2005 we filed a U.S. provisional application directed to novel synthetic methods and intermediates for the production of bicifadine and related compounds, and this application was recently perfected as U.S. regular utility and PCT patent applications. In 2006, we intend to file several additional patent applications directed to novel therapeutic uses and compositions of bicifadine.

The patent covering ocinaplon composition of matter expired in June 2003. Intermediates useful for manufacturing ocinaplon are currently protected by a patent that is due to expire in February 2007. In 2002, we filed a provisional patent claiming controlled release formulations of ocinaplon. Additional patent applications are planned for filing in 2006 directed to new compositions, formulations and methods for production of ocinaplon.

A composition of matter patent for indiplon, patent no. 6,399,621, which falls under our license agreement and our sublicense to Neurocrine, was issued to a former Wyeth subsidiary, American Cyanamid, in June 2002 and is due to expire in August 2020. A further composition of matter patent covering indiplon, patent no. 6,544,999, was issued to Neurocrine in April 2003 and is due to expire in October 2020. A further composition of matter patent covering a novel polymorphic form (different crystal structure) of indiplon, patent no. 6,903,106 was issued in June 2005 and is due to expire in 2023.

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

In January 2003, a patent was issued claiming the composition of matter, use and method of manufacture of DOV 102,677, our candidate for the treatment of indications including depression, obesity, Parkinson’s disease, restless leg syndrome and attention deficit disorder. This patent will expire in 2023. Additional patent applications are planned for filing in 2005 directed to new compositions and uses for DOV 102,677. In 2006, we received a Notice of Allowance on a U.S. patent directed to methods for production of DOV 102,677, which patent is scheduled to issue in the near future.

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

In February, 2004, we reorganized our exclusive license agreement with Wyeth. Under the restated agreement, we are obligated to pay Wyeth royalties of 3.5 percent of net sales for ocinaplon and DOV 216,303 and 5.0 percent of net sales for bicifadine, and milestones of $2.5 million each for ocinaplon and DOV 216,303 and $5.0 million for bicifadine upon NDA filing, and $4.5 million each for bicifadine, ocinaplon and DOV 216,303 upon a NDA approval. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5 percent should we partner or sublicense that compound. In addition, should we partner or sublicense a compound, the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. Since we licensed certain rights to DOV 216,303 to Merck, should Merck achieve sales on this compound, we will owe Wyeth a royalty of 4.0 percent on those sales. The milestone payable to them upon NDA filing of $2.5 million was accelerated and paid in 2004. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon, with the result that the 2.5 percent royalty payable by us to Wyeth and the $2.5 million in milestones was eliminated. Accordingly, the reorganization with Neurocrine allows Neurocrine to pay to us royalty and milestone payments net of those that would be owed by us to Wyeth, or 3.5 percent on worldwide net sales, if any, and a $1.5 million milestone upon NDA approval.

If Wyeth terminates the license upon an uncured breach by us, and by Neurocrine under the standby license, we must transfer to Pfizer all information, data and know-how relating to the products and any government authorizations, in addition to our rights derived from our sublicensees with regard to the products. The agreement expires as to each compound for the later of the expiration of the Wyeth patents in such country and a period of ten years following the launch of each compound in each country. Upon such expiration, with respect to each country we will have a fully paid, royalty-free license with the right to make, use or sell the compounds without any further monetary obligation to Wyeth.

Elan. On October 21, 2003, in connection with termination of the joint venture with Elan, Elan granted to Nascime Limited, the former joint venture operating company, now wholly owned by us, a non-exclusive, royalty-free, perpetual, worldwide license to make and sell controlled release formulations of ocinaplon and bicifadine using the Elan intellectual property licensed to the joint venture, including that developed during the venture. We are required to pay Elan milestones, amounting to $1.0 million for ocinaplon and $0.5 million for bicifadine upon license of the products to a third party for development or commercialization, and additional equal amounts upon commercial launch, or an aggregate of $3.0 million upon commercial launch of both products if we do not license the products to a third party. The Elan intellectual property under license includes certain Elan know-how and all Elan patents owned, licensed or controlled by Elan subsequent to the license agreement. We recently have taken steps to transfer to us the intellectual property held by Nascime.

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

Marketing and Sales

We have limited marketing and no sales or distribution capabilities. In December 2005, we established an internal division of strategic marketing and commercialization. To augment our limited capabilities in this area, we will need to either acquire or internally develop sales and distribution capabilities, or make arrangements with third parties to perform these services for us, in order to commercialize any of our product candidates.

Government Regulation

Regulation by government authorities in the U.S. and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. All our products will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and corresponding regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources.

Preclinical studies generally are conducted in laboratory animals to evaluate the potential safety and the efficacy of a drug product. In the U.S., drug developers submit the results of preclinical studies to the FDA as a part of an investigational new drug application, or IND, which must become effective before they can begin clinical trials in the U.S. An IND becomes effective 30 days after receipt by the FDA unless the FDA objects to it. Typically, clinical evaluation involves a time-consuming and costly three-phase process.

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

The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the U.S. and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. To date we have conducted certain of our clinical trials outside the U.S., where they are monitored by the cognizant national regulatory agencies. Currently, on-going clinical trials are being conducted in the U.S., Canada, Guatemala, India and Israel. All clinical trial test design and results, whether the trial is conducted in the U.S. or abroad, are subject to review by the FDA following IND or NDA filings.

Once Phase III trials are completed, drug developers submit the results of preclinical studies and clinical trials to the FDA, in the form of a NDA, for approval to commence commercial sales. In response, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not meet regulatory approval criteria. FDA approval may not be granted on a timely basis, or at all. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product. Similar regulatory procedures must also be complied with in countries outside the U.S.

If the FDA approves the NDA, the drug becomes available for physicians to prescribe in the U.S. After approval, the drug developer must submit periodic reports to the FDA, including descriptions of any adverse reactions reported. The FDA may request or require additional trials to evaluate any adverse reactions or long-term effects.

In addition to studies requested by the FDA after approval, a drug developer may conduct other trials and studies to explore use of the approved compound for treatment of new indications. The purpose of these trials and studies and related publications is to broaden the application and use of the drug and its acceptance in the medical community.

We will have to complete an approval process, similar to the U.S. approval process, in virtually every foreign target market for our products in order to commercialize our product candidates in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. Foreign approvals may not be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the U.S. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or our collaborators.

Competition

The pharmaceutical industry is highly competitive and marked by a number of established, large pharmaceutical companies, as well as smaller emerging companies, whose activities are directly focused on our target markets and areas of expertise. Many of our competitors possess greater financial, managerial and technical resources and have established reputations for successfully developing and marketing drugs, all of which put us at a competitive disadvantage. We face and will continue to face competition in the discovery, in-licensing, development and commercialization of our product candidates, which could severely impact our ability to generate revenue or achieve significant market acceptance of our drug candidates. Furthermore, new developments occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates or technologies obsolete or noncompetitive.

We have five product candidates undergoing DOV-driven or collaborative clinical development addressing four different and substantial pharmaceutical markets. Competition in these markets includes the following drugs and pharmaceutical companies:

Insomnia Market

Indiplon would compete in the sedative and hypnotic market, which, as defined by IMS, demonstrated one of the highest sales growth rates among any therapeutic area in 2005. Sales for the year ending 2005 were $2.8 billion, with a one year growth rate of more than 30 percent. Prescription growth jumped into double-digit figures with a one year increase of almost 12 percent. Sanofi-Aventis’ Ambien continues to dominate the market with sales of $2.1 billion. Sepracor’s Lunesta was just launched in March, 2005 and captured $322 million in sales by year’s end, demonstrating the market’s sensitivity and acceptance to novel new entries. Sanofi-Aventis launched Ambien CR in September 2005 and captured $73 million of sales in a four-month period.

Pain Market

Bicifadine would target the analgesic market. The two principal classes of pain treatments, as defined by IMS, are the antiarthritic class and the analgesic class. Due to the incidence and prevalence of pain, both classes have a very large volume in sales and in total prescriptions.

Sales of antiarthritics in 2005 were $7.9 billion which represents a one year growth decrease of 19.1 percent in value due to the withdrawal of additional COX-2 inhibitors (for example, Celebrex and Bextra, both marketed by Pfizer). This has led other antiarthritics, such as Mobic®, marketed by Boehringer Ingelheim, to capture a significant share of this class. In 2005, Mobic sales more than doubled with total sales of $1 billion.

Sales of the analgesic class, as defined by IMS, reached $10.5 billion in 2005 which represented a flat annual growth rate and an increase of approximately five percent in total prescriptions. This class is dominated by narcotics. Sales of longer acting non-injectable narcotics that are actively marketed such as Actiq® by Cephalon, Inc., Avinza® by Ligand Pharmaceuticals, Inc., and Kadian® by Alpharma, Inc., continue to show strong growth in sales and prescriptions. Non-narcotics, such as the synthetic non-narcotic subclass as defined by IMS, demonstrated positive growth in total prescriptions, but negative growth in 2005 sales because of generic erosion in price. Branded synthetic non-narcotic products such as Ultram® and Ultracet®, both marketed by Johnson & Johnson, enjoyed very strong sales when heavily promoted, but are now off-patent and are demonstrating significant sales declines. Conversely, generic tramadol has been showing continual growth in prescriptions since entering the market in 2002.

Depression Market

DOV 21,947 and 216,303 would target the antidepressant market, which is dominated by SSRIs and SNRIs that comprise nearly 80 percent of the antidepressant market. Significant SSRI market positions are held by Zoloft, marketed by Pfizer, Celexa and Lexapro®, marketed by Forest Laboratories, Inc., and Paxil, marketed by GlaxoSmithKline. SNRI market leaders include Effexor, marketed by Wyeth, and Cymbalta, marketed by Eli Lilly and Co., which is also co-promoted for neuropathic pain. In 2004 IMS estimated that the SSRI and SNRI markets combined totaled $11 billion.

Alcohol Abuse

DOV 102,677 would compete in the alcohol abuse market. Campral®, marketed by Forest, is the leading prescription pharmaceutical in this market. Alcohol abuse is an underserved space, met by a general lack of effective treatments. The most recent alcohol use and abuse study conducted by the U.S. Department of Health and Human Services (“The 2001 National Household Survey on Drug Abuse”), estimates that approximately 14 million Americans - 7.4 percent of the population - meet the diagnostic criteria for alcohol abuse or alcoholism.

Employees

As of December 31, 2005, we had 111 employees, consisting of 109 full-time employees and two part-time employees. Of the full-time employees, 31 hold Ph.D., M.D. or equivalent degrees. None of our employees are represented by a collective bargaining arrangement, and we believe the relationship with our employees is good.

Our Scientific Advisory Board

Our scientific advisory board, or SAB, advises us with respect to our product development strategy as well as the scientific and business merits of licensing opportunities and acquisition of compounds and the availability of opportunities for collaborations with other pharmaceutical companies. The SAB consists of a group of highly regarded and experienced scientists and clinicians. A formal, three-day meeting is held off-site annually in the spring. We have, in the past, compensated certain SAB members with stock options pursuant to our 2000 stock option and grant plan, and expenses for attendance at the annual meeting. Certain of the SAB members receive compensation for consulting services. The current SAB members are:

Robert Cancro, M.D. is the chairman of our Scientific Advisory Board and one of our co-founders. From 1976 until his retirement in 2006, Dr. Cancro served as professor and chairman of the Department of Psychiatry at New York University School of Medicine, Director of Psychiatry at New York University Hospital and director of the Nathan S. Kline Institute for Psychiatric Research.  Today, he continues to serve as a professor in the Department of Psychiatry at New York University School of Medicine and as director of the Mental Illness Prevention Center.  Prior to 1976, Dr. Cancro was a professor in the Department of Psychiatry at the University of Connecticut Health Center.  Dr. Cancro is a widely published, internationally recognized psychiatrist and educator, having received numerous honors and awards.  He is on the editorial board of several scientific journals and is an examiner for the American Board of Psychiatry and Neurology Inc. Dr. Cancro is a Fellow of the American Psychiatric Association, the American College of Psychiatrists and the American College of Physicians.  Dr. Cancro is president and a director of the International Committee Against Mental Illness and Chairman of the Section on Psychiatric Rehabilitation of the World Psychiatric Association.

Arvid Carlsson, M.D., Ph.D. is a world-renowned neuropharmacologist and the recipient of numerous prizes and awards, including the Nobel Prize and the Legion of Honour. Dr. Carlsson has been Professor Emeritus at the University of Gothenburg, Sweden since 1989. Prior to that, he was Professor, Pharmacology Department, University of Gothenburg since 1959 and served as chairman from 1959 to 1976. He has conducted groundbreaking research in the areas of depression, schizophrenia and Parkinson’s disease.

John W. Daly, Ph.D. is an internationally known chemist/pharmacologist. Now a scientist emeritus in the National Institute of Diabetes and Digestive and Kidney Diseases, Dr. Daly was chief of NIDDK’s Laboratory of Bioorganic Chemistry, a laboratory he founded and headed from 1981 to 1997. Natural products discovered through the research of Dr. Daly’s lab, primarily alkaloids derived from amphibian skin, have had a major impact on knowledge of how the nervous system functions and how drugs interact with the nervous system. During Dr. Daly’s 40-year tenure at NIH, his numerous accomplishments have included the discovery of the “NIH Shift” — an unexpected molecular process involved in the conversion of the amino acids phenylalanine and tryptophan to the important neurotransmitters dopamine, norepinephrine and serotonin.

Author of more than 500 research papers, a book (Cyclic Nucleotides in the Nervous System) and many book chapters, Dr. Daly was elected to the National Academy of Sciences in 1997. Among his many other honors are the Hillebrand Award from the American Chemical Society in 1978, the Research Achievement Award from the American Society of Pharmacognosy in 1997, the Karl Wilhelm Scheele Award from the Swedish Academy of Pharmaceutical Sciences in 1999 and in 2002, the American Chemical Society’s Ernest Guenther Award in the Chemistry of Natural Products. That same year, he was also named among the most-cited pharmacologists in the world.

David H. Farb, Ph.D. is a Professor and has served since 1990 as Chairman of the Department of Pharmacology and Experimental Therapeutics at the Boston University School of Medicine, where he also serves as Director of the Program in Biomedical Neuroscience.  Additionally, he is Director of the university-wide interdisciplinary NIGMS-funded Biomolecular Pharmacology Training Program, the interdepartmental Program in Biomedical Neuroscience and heads the Laboratory of Molecular Neurobiology.  Dr. Farb chairs the Executive Committee for the Medical Sciences Training Program and is a member of the Bioinformatics Program.  He is currently President of New England Pharmacologists Chapter of ASPET.  Prior to joining BU, Dr. Farb was a full professor with tenure and Head of the Molecular Pharmacology Research Program at the SUNY Downstate Medical Center.  He also was elected Presiding Officer of the Graduate School at SUNY. While in New York, Dr. Farb was elected Chair of the Section of Biological Sciences at the New York Academy of Sciences, where he subsequently founded the Section of Neuroscience.  He received his B.A. in Chemistry from Long Island University and the Ph.D. in Biochemistry at Brandeis University.  Dr. Farb’s current research is directed toward understanding the mechanisms of action of abused substances and steroid hormones and their interactions with excitatory and inhibitory amino acid receptors in the central nervous system. The research also focuses on the mechanism of action and discovery of neuromodulators as therapeutic agents and on the structure, function, and cellular dynamics of ion channels and receptors in the brain and spinal cord.

Roger Guillemin, M.D., Ph.D. is a Nobel Laureate and distinguished professor at The Salk Institute. Dr. Guillemin received the Nobel Prize for his work on brain hormones, which brought to light an entirely new class of hormones important in regulating growth, development, reproduction and stress response. Drugs based upon these molecules are used for the management or treatment of infertility, precocious puberty, dwarfism, diabetes, prostate cancer and pituitary tumors (acromegaly). He has served on several committees of the National Institutes of Health, as President of the Endocrine Society and is a member of the National Academy of Science and of several other foreign academies.

Arnold S. Lippa, Ph.D. is a co-founder of DOV and served as our Chief Executive Officer from April 1995 to July 2005. Since our inception in April 1995, Dr. Lippa has served as our Chairman of our Board of Directors. Prior to 1985, he served as Director of Molecular Neurobiology and held other positions at American Cyanamid. In addition, Dr. Lippa has consulted for various pharmaceutical and biotechnology companies and has been a graduate faculty professor at the New York University School of Medicine and the City University of New York.

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

Our Corporate Information

We were incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000. Our principal executive offices are located at 433 Hackensack Avenue, Hackensack, NJ 07601. The telephone number of our principal executive offices is (201) 968-0980.

ITEM 1A. RISK FACTORS

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

Market prices for securities of biopharmaceutical companies have been particularly volatile. In particular, our stock price has fluctuated between a high of $21.49 and a low of $12.79 since January 1, 2005. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
results of clinical trials conducted by us or on our behalf, or by our competitors, such as results in the ongoing Phase III clinical trial with bicifadine in patients with chronic low back pain expected early in the second quarter of 2006;

•	delays in initiating clinical trials;

•	business or legal developments concerning our collaborators or licensees, including Merck, Pfizer and Neurocrine;

•	delays or disagreements with Merck in the development of DOV 21,947 to be conducted by us under the August 2005 amendment to the license agreement with Merck;

•	regulatory developments or enforcement in the United States and foreign countries, such as the result of the projected May 15, 2006 action by the FDA for the indiplon NDA filings;

•	developments or disputes concerning patents or other proprietary rights;

•	changes in estimates or recommendations by securities analysts;

•	public concern over our drugs that treat CNS disorders, including any drugs that we may develop in the future;

•	litigation;

•	future sales of our common stock;

•	general market conditions;

•	changes in the structure of health care payment systems;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises; and

•	period-to-period fluctuations in our financial results.

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

Since our inception in April 1995 through December 31, 2005, we have incurred significant operating losses and, as of December 31, 2005, we had an accumulated deficit of $153.3 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

None of our product candidates are currently approved for sale by the FDA or by any other regulatory agency in the world, and our product candidates may never be approved for sale or become commercially viable. Before obtaining regulatory approval for the sale of our product candidates, they must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans and we intend to devote a significant portion of our resources in the upcoming year to the development of bicifadine. Our success will depend on the success of our currently ongoing clinical trials and clinical trials that have not yet begun.

There are a number of difficulties and risks associated with clinical trials including, but not limited to, the possibilities that:

•	we may discover that a product candidate causes or may cause harmful side effects;

•	we may discover that a product candidate, even if safe when taken alone, may interfere with the actions of other drugs taken at the same time such that its marketability is materially reduced;

•	we may discover that a product candidate does not exhibit the expected therapeutic results in humans;

•	a product candidate may lend itself to user abuse, in which case labeling may adversely affect its marketability;

•	results may not be statistically significant or predictive of results that will be obtained from large-scale, advanced clinical trials;

•	we or the FDA may suspend or delay initiation of further clinical trials of our product candidates for any of a number of reasons, including safety or delay in obtaining clinical trial material;

•	we may be delayed in the FDA protocol review process;

•	patient recruitment may be slower than expected; and

•	patients may drop out of our clinical trials.

In October 2003, the FDA placed the start of our Phase III clinical trial of ocinaplon, our anti-anxiety product candidate, on hold and requested that we produce additional safety information. We supplied this information to the FDA and with FDA concurrence initiated a Phase III clinical trial in the fourth quarter of 2004. In August 2005, we announced that we had suspended the trial due to a recent occurrence of enzyme elevations in liver function tests, or LFTs, for one subject in the trial and, following our trial report to the FDA, the agency joined in the clinical hold. We have since evaluated the safety findings from all subjects in ocinaplon clinical trials. During this study the overall incidence of an elevation in liver enzymes greater than three times normal was eight percent. Based upon these data, we have discontinued the development of ocinaplon for generalized anxiety disorder.

Given the uncertainty surrounding the regulatory and clinical trial process, we may not be able to successfully advance the development of effective or safe, commercially viable products.

The August 2005 amendment to our license agreement with Merck conditions Merck’s obligation to reimburse us, including to reimburse us at a premium, for certain clinical tests on DOV 21,947 and to pay us a development milestone upon the successful outcome of a certain test measured by criteria to be agreed upon by the parties. We may not be able to achieve agreement with Merck on such criteria.

If we are unable to successfully develop and commercialize any one or more of our product candidates, this could severely harm our business, impair our ability to generate revenues and adversely impact our stock price.

We may not receive regulatory approvals for our product candidates, approvals may be delayed or the approvals we receive may not be sufficient to fulfill our current goals for our product candidates.

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and commercialization of our product candidates and in our ongoing research and development activities. Our partner Neurocrine filed two NDAs for indiplon for the treatment of insomnia in April and May 2005. All our other product candidates are in various stages of research and development and we have not yet requested or received regulatory approval to commercialize any product candidate from the FDA or any other regulatory body.

In particular, human therapeutic products are subject to rigorous preclinical testing, clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. The approval process may take many years to complete and the approvals we receive may not allow us to pursue all the desired indications or uses for each of our product candidates. Additionally, even after receipt of FDA approval, the FDA may request additional clinical trials to evaluate any adverse reactions or long-term effects. The scope and expense of such post-approval trials could be extensive and costly to us. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn. If our product candidates are marketed abroad, they will also be subject to extensive regulation by foreign governments.

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

As noted above, in October 2003, the FDA placed the start of our Phase III clinical trial of ocinaplon, on hold and requested that we produce additional safety information. We supplied this information to the FDA and with FDA approval initiated a Phase III clinical trial in the fourth quarter of 2004. In August 2005, we announced that we had suspended the trial following a recent occurrence of enzyme elevations in LFTs for one subject in the trial and, following our trial report to the FDA, the agency joined in the clinical hold. We have since evaluated the safety findings from all subjects in ocinaplon clinical trials. During this study the overall incidence of an elevation in liver enzymes greater than three times normal was eight percent. Based upon these data, we have discontinued the development of ocinaplon for GAD.

On September 28, 2004, we announced that we had initiated a pivotal, Phase III, U.S. clinical trial in patients with moderate to severe chronic lower back pain. This clinical trial is being conducted in accordance with a protocol (revised as described below) that we originally submitted to the FDA in accordance with the FDA’s special protocol assessment, or SPA, guidelines in May 2004. Following submission of the protocol to the FDA, we had meetings with the agency to reach agreement on the study design. Following our meeting with the FDA in September 2004, we revised the protocol in response to comments from the FDA, and initiated this clinical trial in accordance with the revised protocol. We received oral confirmation from the FDA that the revised protocol was acceptable, however did not obtain formal documentation of the agreement from the FDA regarding this revised protocol. In a letter dated February 2006, the FDA stated that there was no formal agreement for the protocol because the protocol had been amended subsequent to the original SPA submission. We can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will not determine that a previously approved special protocol assessment for a particular protocol is no longer valid. This could have a material adverse effect on the NDA approval process, if any.

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

We rely on the efforts of Neurocrine and Pfizer and ultimately Merck for the development, design and implementation of clinical trials, regulatory approval and commercialization of indiplon and our product candidates DOV 216,303 and DOV 21,947.

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

We entered into an amendment of our license agreement with Merck on August 5, 2005 which provides for us to conduct certain development of DOV 21,947 that would otherwise have been the responsibility of Merck under the terms of the agreement. Merck has the right to choose one of our preclinical triple reuptake inhibitors for inclusion under the license agreement with no further up-front fee. In the event we are unable to produce successful results from these clinical trials under criteria to be agreed upon by the parties, Merck will not be obligated to reimburse our costs of such development. Merck is not presently performing any clinical studies with DOV 21,947 under this arrangement and continues to have the right to terminate the license agreement.

Our success in developing our product candidates depends upon the performance of our licensees and collaborative partners.

Our efforts to develop, obtain regulatory approval for and commercialize our existing and any future product candidates depend in part upon the performance of our licensees and collaborative partners. Currently, we have license and collaborative agreements with Merck, Neurocrine, Pfizer and Wyeth. Neurocrine has entered into a development and commercialization agreement with Pfizer involving a further sublicense under our agreement with Neurocrine. In connection with certain of these agreements, we have granted certain rights, including development and marketing rights and rights to defend and enforce our intellectual property. We do not have day-to-day control over the activities of our licensees or collaborative partners and cannot assure you that they will fulfill their obligations to us, including their development and commercialization responsibilities in respect of our product candidates. Our license agreement with Merck was amended on August 5, 2005 to provide that we would assume responsibility for certain development of DOV 21,947 that Merck would have otherwise been responsible for under the agreement. Merck is not presently performing any clinical studies under this arrangement and continues to have the right to terminate the license agreement. We also cannot assure you that our licensees or collaborators will properly maintain or defend our intellectual property rights or that they will not utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Further, we cannot assure you that our licensees or collaborators will not encounter conflicts of interest, or changes in business strategy, or that they will not acquire or develop rights to competing products, all of which could adversely affect their willingness or ability to fulfill their obligations to us.

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

On August 5, 2005, we amended our license agreement with Merck such that we are now responsible for conducting certain development of DOV 21,947 that had been the responsibility of Merck under the agreement. Merck has the right to choose one of our preclincial triple reuptake inhibitors for inclusion under the agreement with no further up-front fee. In the event we are unable to produce successful results from these clinical trials under criteria of success to be agreed upon by the parties, Merck will not be obligated to reimburse our costs of such development. Merck is not presently performing any clinical studies with DOV 21,947 under this arrangement and continues to have the right to terminate the license agreement. If the trials are not successful, Merck may elect to reimburse us notwithstanding and retain DOV 21,947. If the Merck agreement is terminated, we will need to pursue alternative arrangements for the development and commercialization of DOV 21,947, and we may be unable to reach an agreement with another party on economic terms as favorable as those in the Merck agreement.

The independent clinical investigators and contract research organizations that we rely upon to assist in the conduct of our clinical trials may not be diligent, careful or timely, and may make mistakes, in the conduct of our trials.

We depend on independent clinical investigators and contract research organizations, or CROs, to assist in the conduct of our clinical trials under their agreements with us. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, it will delay the approval of our FDA applications and our introduction of new drugs. The CROs we contract with to assist with the execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Failure of the CROs to meet their obligations could adversely affect clinical development of our products. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors at our expense, it could harm our competitive position.

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

At December 31, 2005, we had cash and cash equivalents and marketable securities of $97.6 million. We currently have no commitments or arrangements for any financing. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least March 31, 2007. We believe that we will require additional funding to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We may continue to seek additional capital through public or private financing or collaborative agreements. If adequate funds are not available to us as we need them, we may be required to curtail significantly or eliminate at least temporarily one or more of our product development programs.

Our indebtedness and debt service obligations may adversely affect our cash flow, cash position and stock price.

In December 2004 and January 2005, we sold $80.0 million aggregate principal amount of 2.5% subordinated convertible debentures due in January 2025. Our annual debt service obligation on these debentures is $2.0 million. The holders of the debentures may require us to purchase all or a portion of their debentures on January 15, 2012, January 15, 2015 and January 15, 2020. If we issue other debt securities prior to conversion of the debentures, our debt service obligations will increase further.

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

We are dependent on the principal members of our management team and scientific staff for our business success. The loss of any of these people could impede the achievement of our development and business objectives. We do not carry key man life insurance on the lives of any of our key personnel. There is intense competition for human resources, including management, in the scientific fields in which we operate and there can be no assurance that we will be able to attract and retain qualified personnel necessary for the successful development of our product candidates, and any expansion into areas and activities requiring additional expertise. In addition, there can be no assurance that such personnel or resources will be available when needed. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy and other business activities. All of our consultants may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.

We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is commonplace in the biotechnology industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

We currently do not have operational laboratory facilities. The absence of such facilities and technical staff requires us to rely on contract parties for all preclinical, formulations and analytical work. We have recently committed to a ten-year operating lease for 133,686 square feet facility in Somerset, New Jersey which is expected to serve as our corporate headquarters and principal place of business effective May 2006. This new facility has office and laboratory space. The use of such facilities, even if they lead to cost savings and improved control and turn-around time, is expected to require substantial management time, personnel transition and relocation costs. The facility will result in a higher level of fixed overhead.

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

We are focused on developing product candidates for the treatment of central nervous system and other disorders that involve alterations in neuronal processing. We have a number of competitors. If one or more of their products or programs are successful, the market for our product candidates may be reduced or eliminated. Compared to us, many of our competitors and potential competitors have substantially greater:

•	capital resources and access to capital;

•	research and development resources, including personnel and technology;

•	regulatory experience;

•	preclinical study and clinical testing experience; and

•	manufacturing, distribution and marketing experience.

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

Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Accordingly, we, either alone or together with our collaborators or licensees, intend to seek and enhance patent protection for our proprietary technologies and product candidates. The risk exists, however, that these patents may be unobtainable and that the breadth of the claims in a patent, if obtained, may not provide adequate protection of our, or our collaborators’ or licensees’ proprietary technologies or product candidates.

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

Our product candidates and the technologies we use in our research may inadvertently infringe the patents or violate the proprietary rights of third parties. In addition, other parties conduct their research and development efforts in segments where we, or our collaborators or licensees, focus research and development activities. We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us, or our collaborators or licensees, with respect to technologies used in potential product candidates. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. In addition, any patent claims brought against our collaborators or licensees could affect their ability to carry out their obligations to us. Furthermore, as a result of a patent infringement suit brought against us, or our collaborators or licensees, the development, manufacture or potential sale of product candidates claimed to infringe a third party’s intellectual property may have to stop or be delayed, unless that party is willing to grant certain rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our product candidates. We may not, however, be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we, or our collaborators or licensees were able to obtain rights to a third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

The use of our product candidates in clinical trials and the sale of any approved products may expose us to a substantial risk of product liability claims and the adverse publicity resulting from such claims. These claims might be brought against us by study participants or once a drug has received regulatory approval and is marketed, by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we may incur substantial losses or expenses, or be required to limit the commercialization of our product candidates. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $10 million per occurrence and $10 million in the aggregate. Our insurance coverage, however, may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us would decrease our cash and could cause our stock price to fall.

We may not be able to utilize any of or all our net operating losses to offset future taxable income.

As a company experiencing growth through the sale of equity, we may be limited under the tax code in the tax deductions we can take against income for net operating loss carryforwards if during the three years preceding such income shareholder control of our company changed to a significant degree or if our research and development expenditures were incurred by our subsidiary Nascime Limited outside the United States.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently lease and occupy approximately 41,137 square feet in our executive offices located in Hackensack, New Jersey. However we recently provided notice to our existing landlord that we would vacate the existing premises. As our existing lease contained a provision for early termination, we will only be required to pay for rent at our current facility through August 2006. We recently committed to a ten-year operating lease for a 133,686 square foot facility in Somerset, New Jersey which is expected to serve as our corporate headquarters and principal place of business effective May 2006. This new facility has laboratory and office space. See “Item 9B. Other Information” for a description of the lease for our new facility.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol DOVP.

The following table sets forth the high and low sales prices for our common stock, as quoted on the Nasdaq National Market, for each quarter since our initial public offering on April 24, 2002. The purchase price to underwriters on that date was $13.00.

	High	Low
Year 2004
First Quarter	$17.97	$12.26
Second Quarter	20.17	11.60
Third Quarter	17.16	12.66
Fourth Quarter	19.82	16.05
Year 2005
First Quarter	$18.40	$12.79
Second Quarter	19.37	$13.57
Third Quarter	21.49	$14.66
Fourth Quarter	17.02	$13.63
Year 2006
First Quarter (through March 1, 2006)	$19.76	$14.07

As of December 31, 2005, there were approximately 14 stockholders of record of our common stock. We cannot estimate with any confidence or accuracy how many beneficial owners are represented by the stockholders of record.

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

The following tables present selected financial data at and for the years ended December 31, 2001, 2002, 2003, 2004 and 2005. The statement of operations data for the years ended December 31, 2003, 2004 and 2005, and the balance sheet data at December 31, 2004 and 2005, have been derived from our audited financial statements included in Part II, Item 8 in this Form 10-K. The balance sheet data as of December 31, 2001, 2002 and 2003 and the statements of operations data for the year ended December 31, 2001 and 2002, have been derived from our audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	2001	2002	2003	2004	2005
Statement of Operations Data:	(in thousands, except per share data)
Revenue	$5,711	$2,390	$2,969	$2,542	$8,647
Operating expenses:
License expense	1,111	—	1,000	2,500	—
Research and development expense	5,525	10,311	22,684	24,764	53,983
General and administrative expense	2,343	3,903	5,173	6,360	9,110
Loss from operations	(3,268)	(11,824)	(25,888)	(31,082)	(54,446)
Loss in investment in DOV Bermuda	(1,434)	(1,017)	—	—	—
Interest income	366	1,067	851	934	3,712
Interest expense	(1,491)	(2,017)	(2,947)	(2,954)	(2,502)
Other income (expense), net	423	(3,029)	1,104	(8)	(5)
Net loss before tax	(5,404)	(16,820)	(26,880)	(33,110)	(53,241)
Income tax benefit	—	—	149	189	273
Net loss	(5,404)	(16,820)	(26,731)	(32,921)	(52,968)
Deemed dividend on issuance of series D preferred	(97)	—	—	—	—
Net loss attributable to common stockholders	$(5,501)	$(16,820)	$(26,731)	$(32,921)	$(52,968)
Basic and diluted net loss per share	$(1.12)	$(1.47)	$(1.73)	$(1.67)	$(2.32)
Weighted average shares used in computing basic and diluted net loss per share	4,894,138	11,440,731	15,489,426	19,729,765	22,837,265

	As of December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:	(in thousands)
Cash and cash equivalents and marketable securities	$13,652	$60,346	$52,162	$132,222	$97,552
Working capital(1)	11,831	54,114	46,516	91,334	78,516
Total assets	18,080	66,150	53,852	136,723	102,187
Long-term debt	12,796	13,800	14,886	65,000	80,000
Redeemable preferred stock	14,838	—	—	—	—
Accumulated deficit	(23,845)	(40,665)	(67,396)	(100,317)	(153,285)
Total stockholders' (deficit) equity	(18,036)	40,759	35,905	27,936	(19,301)
(1) Represents current assets less current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system, or CNS, disorders. In 1998, we licensed four of our product candidates for all indications from Wyeth: indiplon, for the treatment of insomnia, bicifadine, for the treatment of pain, ocinaplon, for the treatment among other indications of anxiety, and DOV 216,303, for the treatment of depression and other indications. In October 2005, we discontinued the development of ocinaplon for general anxiety disorder, or GAD.

Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of December 31, 2005, we had an accumulated deficit of $153.3 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

We anticipate that our quarterly results of operations will fluctuate for several reasons, including the timing and extent of research and development efforts, the timing and extent of adding new employees and infrastructure, the timing of milestone, license fee and royalty payments and the timing and outcome of regulatory approvals.

In pursuing our strategy, we enter into collaboration and/or license agreements with strategic partners from time to time. We currently have relationships with Neurocrine and Merck. In 1998, we sublicensed the worldwide development and commercialization of indiplon to Neurocrine in 1998 in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine subsequently entered into a worldwide development and commercialization agreement with Pfizer for indiplon. In 2004, we received a $2.0 million milestone payment from Neurocrine for the new drug application, or NDA, filing for indiplon. However, because the original NDA filing was not accepted by the FDA and our agreement with Neurocrine indicates that the $2.0 million milestone is earned once an NDA has been submitted according to certain FDA regulations, we recognized this payment as revenue once the filing was accepted by the FDA on June 14, 2005.

 On August 5, 2004, we entered into an agreement with Merck for the worldwide development and commercialization of all indications for DOV 21,947 and certain indications for DOV 216,303 in exchange for a $35.0 million up-front payment and the right to receive further payments of up to $420.0 million upon the achievement of certain milestones and royalties based on product net sales, if any. As described below this original agreement was amended in 2005. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period. As of June 1, 2005, we revised this estimate to 72 months from 51 months and, accordingly, the amortization of the remaining balance beginning June 1, 2005 reflects this revised time period. This adjustment to the estimate for the development period was made as a result of the need to collect and assess additional clinical data which has extended the total development timeline. The time period of the development period is a significant estimate used in the preparation of our financial statements and is subject to Merck developing the compound in accordance with the estimated development schedule. This development period estimate may fluctuate from period to period and the fluctuation may be significant. On August 5, 2005, we amended our agreement with Merck such that we have agreed to assume responsibility for certain development work for DOV 21,947, subject to reimbursement for certain of our development costs in certain circumstances. In addition, Merck is permitted to select an additional preclinical triple reuptake inhibitor product candidate for inclusion in the agreement with no further up-front fee.

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

We are currently conducting three Phase III clinical trials for bicifadine, two Phase II clinical trials and four Phase I clinical trials. During 2006, we intend to initiate for bicifadine nine additional Phase I clinical trials and continue with other development activities in preparation for an NDA filing in chronic pain in 2007. With the change in development responsibilities for DOV 21,947 from Merck to DOV, we intend to initiate a Phase II clinical trial in 2006 as well as continue with other development activities for the drug candidate. We intend to continue the development of DOV 216,303 for the indications we have retained. We also expect to continue to fortify our patent portfolio for each of our lead product and discovery candidates. As we expand our development activities, we expect to increase our personnel and related expenses.

It is not unusual for the clinical development of these types of products to each take five to ten years or more, and for total development costs for each to exceed $100 million. We are not responsible financially for the clinical program for indiplon, and we are unable to estimate the amount of expenditures necessary to complete its development. As of December 31, 2005, we have spent approximately $52.5 million on the development of bicifadine in connection with its clinical development program. As of December 31, 2005, we have incurred approximately $2.5 million, $3.7 million and $3.7 million in development expenses for DOV 21,947, DOV 102,677 and DOV 216,303, respectively. Prior to discontinuing development of ocinaplon for GAD in the fourth quarter of 2005, we incurred approximately $26.1 million in its development.

We expect that the development of our product candidates in clinical development will require substantial additional time and expense. The time and cost of completing the clinical development of our product candidates will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design and endpoints, availability of patients to participate in trials, the results of clinical trials, the number of clinical trials required to be conducted, unanticipated trials, the length of time of the regulatory review process, the relative efficacy of the product versus treatments already approved and our ability to enter into new development collaborations. In light of these many uncertainties, we are unable to estimate with absolute certainty the length of time or costs required to complete the development of these product candidates.

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

During 2003, we granted options and warrants to outside consultants at fair value on the date of grant in exchange for future services. These options and warrants are required to be accounted for in accordance with Statement of Financial Accounting Standards, or SFAS 123 "Accounting for Stock Based Compensation" and EITF 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" and at the fair value of the consideration received, or the fair value of the equity instrument issued, whichever may be more readily measured. As the performance of services is completed, we revalue the options and warrants that have been earned during the period. We valued these securities at the fair value using a Black-Scholes methodology. During 2005, 2004 and 2003, in connection with the grant of these stock options and warrants to outside consultants, we recorded a reduction in operating expenses of $195,000 and expenses totaling $315,000 and $694,000, respectively. We may be required to record additional expense on a quarterly basis based upon increases in the fair value of our common stock. Please refer to note 9 of our financial statements, “Stock Option Plans - Non-Employee Options and Warrants,” included under Part II, Item 8 of this Form 10-K.

Results of Operations

Years Ended December 31, 2005 and 2004

Revenue. Revenue increased $6.1 million to $8.6 million in 2005 from $2.5 million in 2004. In 2005 and 2004, our revenue was comprised of $6.6 million and $2.4 million, respectively, of amortization of the $35.0 million fee we received on the signing of the license, research and development agreement for our collaboration with Merck. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period. As of June 1, 2005, we revised this estimate to 72 months from 51 months and, accordingly, the amortization of the remaining balance beginning June 1, 2005 reflects this revised time period. This adjustment to the estimate for the development period was made as a result of the need to collect and assess additional clinical data, which has extended the total development timeline. In addition, in 2005 we recorded $2.0 million for the achievement of a milestone under the Neurocrine agreement described above. In 2004, we recorded $140,000 of contract services revenue associated with work we performed under the Merck collaboration.

License Expense. License expense for 2004 is comprised of the $2.5 million paid to Wyeth for the licensing of certain rights to DOV 216,303 to Merck in August 2004. As this milestone payment was made prior to FDA approval of a drug developed from DOV 216,303, the entire amount was expensed in the third quarter of 2004.

Research and Development Expense. Research and development expense increased $29.2 million to $54.0 million in 2005 from $24.8 million in 2004. The increase in research and development expense was primarily associated with increased external development costs of $23.4 million, compensation and related expenses of $3.7 million and associated overhead of $2.1 million as we increased our personnel to support our expanded programs, offset by a decrease in non-cash stock compensation to outside consultants of $183,000. Included in the increase in external development costs is an increase of $20.1 million for bicifadine, $2.1 million for ocinaplon, $716,000 for DOV dilitazem, $332,000 for DOV 102,677 and $2.3 million for our discovery and preclinical programs offset by a decrease in costs of $996,000 for DOV 21,947, $856,000 for DOV 51,892 and $305,000 for DOV 216,303. We expect research and development costs for DOV 21,947 to increase in future periods as we have assumed responsibility under our relationship with Merck for certain development activities. In certain circumstances, we may be eligible for reimbursement from Merck of certain of these development costs at a premium.

General and Administrative Expense. General and administrative expense increased $2.7 million to $9.1 million in 2005 from $6.4 million in 2004. The increase was primarily attributable to an increase in compensation expense of $2.4 million and professional fees of $365,000. The increase in compensation expense is due primarily to $790,000 in severance expense related to the termination of employment of our co-founder Dr. Lippa, $809,000 in non-cash compensation expense related to the amortization of the restricted stock granted to Dr. Hudson upon his appointment as Chief Executive Officer in July 2005 and to Dr. Lippa, our former Chief Executive Officer, in May 2005 (please refer to note 8 of our financial statements included under Part II, Item 8 of this Form 10-K) and $497,000 related to salaries and $323,000 related to payroll overhead expenses as we increased our personnel to support our operations. Professional fees increased primarily due to an increase in consulting fees of $237,000 and in legal fees of $295,000.

Interest Income. Interest income increased $2.8 million to $3.7 million from $934,000 in 2004 primarily due to higher average cash balances and the increase in average interest rates over the period.

Interest Expense. Interest expense decreased $452,000 to $2.5 million in 2005 from $3.0 million in 2004. We recorded an increase in interest expense of $2.0 million on the convertible debentures placed in December 2004 and January 2005 and $400,000 in amortization of deferred charges on this debt in 2005. This increase was offset by a decrease of $2.9 million of interest recorded on our convertible promissory note and convertible line of credit promissory note in 2004. This decrease was due to the conversion of the notes in May 2004 and January 2005.

Other Expense, net. Other expense, net was de minimis and was virtually unchanged from prior year.

Income Tax Benefit. In 2005 and 2004 we sold a portion of our previous years’ state net operating losses as part of the New Jersey Economic Development Authority technology business tax certificate program, thus recognized an income tax benefit of $273,000 and $290,000, respectively. In 2004, taking into account the $35.0 million up-front fee we received on the closing of the license, research and development agreement for our collaboration with Merck, we generated taxable income for the 2004 tax year under the New Jersey alternative minimum assessment thus recognized income tax expense to $101,000.

Years Ended December 31, 2004 and 2003

Revenue. Revenue decreased $426,000 to $2.5 million from $3.0 million in 2003. In 2004, our revenue was comprised of $2.4 million of amortization of the $35.0 million fee we received on the signing of the license, research and development agreement for our collaboration with Merck and $140,000 of contract services revenue associated with work we performed under the collaboration. The up-front payment was recorded as deferred revenue and was being amortized to revenue over the estimated research and development period of 51 months. This estimate was revised in 2005 to 72 months. In 2003, revenue was comprised solely of the recognition of $3.0 million of deferred revenue from the Biovail agreement as described below.

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

Research and Development Expense. Research and development expense increased $2.1 million to $24.8 million in 2004 from $22.7 million in 2003. However, in 2003, research and development expense included $5.3 million for the purchase of the remaining interest in bicifadine and ocinaplon discussed below. Therefore the overall relative increase was approximately $7.4 million of which approximately $5.7 million of the increase was attributable to increased costs associated with the clinical development for bicifadine, including an increase of $3.5 million in manufacturing and packaging related costs associated with clinical and pre-clinical trial materials and $1.1 million in toxicology costs, and $1.2 million in clinical trial expenditures. In addition we increased our expenditures on two of our preclinical compounds in preparation for moving these two compounds into clinical trials in 2005. For DOV 102,677 we increased our expenditures by $1.7 million and for DOV 51,892 by $1.1 million. We increased our expenditures on DOV 21,947 by $636,000. As a result of the prolonged clinical trial hold for ocinaplon, we decreased our expenditures on this compound in 2004 by $3.1 million and also had a decrease in costs for DOV 216,303 of $229,000. These decreases were offset by an increase in expenditures for DOV diltiazem of $335,000 and in our general preclinical and research and development program of $433,000. The remaining increase in research and development expense was attributable to an increase in costs associated with payroll and overhead allocated of $1.1 million offset by a decrease in professional fees including consulting and medical writing of $332,000. Non-cash compensation expense for consultants and employees decreased $386,000.

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

Income Tax Benefit. In 2004 and 2003 we sold a portion of our previous years’ state net operating losses as part of the New Jersey Economic Development Authority technology business tax certificate program, thus recognized an income tax benefit of $290,000 and $149,000, respectively. In 2004, taking into account the $35.0 million up-front fee we received on the closing of the license, research and development agreement for our collaboration with Merck, we generated taxable income for the 2004 tax year under the New Jersey alternative minimum assessment thus recognized income tax expense to $101,000.

Liquidity and Capital Resources

For the three years ended December 31, 2005, 2004 and 2003, we funded our operations principally from sales of our equity and debt securities and license revenues. At December 31, 2005, our cash and cash equivalents and marketable securities totaled $97.6 million compared with $132.2 million at December 31, 2004. At December 31, 2005, we had working capital of $78.5 million.

Net cash used in operations during the year ended December 31, 2005 amounted to $48.3 million, as compared to net cash provided by operations of $7.8 million in 2004. The increase in cash used in operations resulted primarily from an increase in clinical development activities and increases in compensation expense. In addition, in 2004 net cash provided by operations benefited from the up-front licensing payment of $35.0 million received in 2004 discussed above. Net cash used in operations benefited from an increase in accounts payable and accrued liabilities of $10.4 million due to an increase in volume and timing of payments, offset by the realization of $2.0 million in milestone revenue received in 2004 but earned in 2005. Non-cash expenses related to stock-based compensation, interest expense and depreciation and amortization expenses were $1.7 million, $3.5 million and $4.2 million in the years ended December 31, 2005, 2004 and 2003, respectively. Non-cash amortization of premium paid on marketable securities and depreciation in the value of investments was $1.3 million, $909,000 and $1.4 million, net in the years ended December 31, 2005, 2004 and 2003, respectively. .

Net cash provided by investing activities during the year ended December 31, 2005 was $12.1 million compared to net cash used in investing activities of $61.9 million for the comparable period in 2004. This fluctuation resulted primarily from the timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods.

Net cash provided by financing activities during the period ended December 31, 2005 was $15.6 million as compared to $73.7 million in the comparable period in 2004. Net cash provided by financing activities in the year ended December 31, 2005 was primarily related to net proceeds of $14.6 million from the issuance of $15.0 million of 2.5% subordinated convertible debentures in January 2005 as compared to $62.6 million from the issuance of $65.0 million of 2.5% subordinated convertible debentures in December 2004 and $10.0 million from the sale of our common stock to an institutional investor in March 2004.

In February 2006, we committed to a ten year operating lease for a 133,686 sq. foot facility in Somerset, New Jersey which will serve as our corporate headquarters and principal place of business effective May 2006. In connection with this lease we have entered into a stand-by letter of credit facility for $4.2 million to serve as collateral for our performance under the lease. The stand-by letter of credit is collateralized by restricted cash and, as such, this cash is not available to us through March 2016. Our new facility, which includes expanded office space and laboratory facilities will result in an increase in our monthly occupancy costs.

Factors That May Affect Future Financial Condition and Liquidity

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least March 31, 2007. Our future capital uses and requirements depend on numerous factors, including:

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

In addition to the foregoing, our future capital uses and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates. Our sublicensee and collaborative partners, Neurocrine, Pfizer and Merck, may encounter conflicts of interest, changes in business or clinical strategy, or they may acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance. In addition, our future capital uses and requirements have been impacted by our agreement to undertake certain development activities with respect to DOV 21,947 that Merck would have otherwise been responsible for under our original license agreement with Merck. We will be spending substantial funds in an amount to be determined as we conduct this development of DOV 21,947. If certain of these studies are successful when measured against criteria to be agreed upon with Merck, we will be reimbursed for our costs of conducting these development activities, receive a success premium on certain of these activities and be entitled to receive the first of the milestones under the license agreement. If the clinical studies are not successful, we may not be reimbursed for our costs and may never receive milestone payments under the license to Merck unless Merck elects to make such payments and continue the relationship under the license agreement. Moreover, Merck has reserved the right to terminate its license with us upon four months’ notice.

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

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to December 31, 2005, are as follows:

	Payments Due by Period
	Less than 1 Year	1- 3 Years	3- 5 Years	More Than 5 Years	Total(2)
	(in thousands)
Convertible subordinated debentures(1)	$2,000	$4,000	$4,000	$108,000	$118,000
Operating leases (3)	3,220	5,721	5,698	16,123	30,762
Total	$5,220	$9,721	$9,698	$124,123	$148,762

(1)	Included are interest payments of approximately $2.0 million annually through 2025.

(2)
Excludes our obligations to Merck to fund clinical studies called for by the amendment to the license agreement with Merck inasmuch as we have reserved the right to terminate the amendment at any time.

(3)
In February 2006, we committed to a ten year operating lease for 133,686 sq. feet facility in Somerset, New Jersey which is expected to serve as our corporate headquarters and principal place of business effective May 2006. This lease commits us to annual fixed rent of $2.8 million for the first five years of the lease and $3.1 million for the next five years of the lease. In addition, in February 2006, we provided notice to our existing landlord that we would vacate the existing premises. As our existing lease contained a provision for early termination, we will only be required to pay for rent at our current facility through August 2006. Although the final agreements with respect to these transactions occurred after December 31, 2005 we have included the net amounts of these changes in operating lease obligations in the table.

The table above excludes future milestones and royalties that may be owed to Wyeth, Elan and Biovail under terms of existing agreements as payments are contingent upon future events. We do not expect to pay any royalties under these agreements in 2006. In May 1998, we licensed from Wyeth, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth's right of first refusal. In February 2004, we entered into agreements to reorganize our exclusive license agreement with Wyeth in respect of these four compounds and our sublicense agreement with Neurocrine in respect of indiplon. Under the restated license agreements, if we sell the products ourselves, we are obligated to pay Wyeth royalties of 3.5% of net sales for ocinaplon and DOV 216,303 and 5.0% of net sales for bicifadine, and milestones of $2.5 million for ocinaplon and $5.0 million for bicifadine upon NDA filing and $4.5 million each for bicifadine, ocinaplon and DOV 216,303 upon a NDA approval. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5% should we partner or sublicense that compound. In addition, should we partner or sublicense a compound, the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. As we have licensed certain rights to DOV 216,303 to Merck the next milestone payable to Wyeth of $2.5 million was accelerated and paid in 2004. In addition, should Merck achieve sales on this compound, we will be obligated to pay Wyeth a royalty of 4.0% on those sales. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon. Accordingly, the reorganization with Neurocrine allows Neurocrine to pay to us royalty and milestone payments net of those amounts that would be owed by us to Wyeth under our 1998 agreement with Wyeth. In connection with Elan’s license grant to us in October 2003, Elan is entitled to receive up to an aggregate of $3.0 million when bicifadine and ocinaplon are licensed or come to market. In connection with the Biovail separation agreement, we may be obligated to make payments to Biovail of $3.0 million upon issuance of marketing authorization for DOV diltiazem and up to $7.5 million based upon sales, if any.

The table also excludes any severance or termination payments that would be due to certain of our employees under their employment contracts should they be terminated without cause or terminate following a change of control prior to the expiration of their contract term as the amounts are not determinable at this time. We file our employment agreements with our current and former executive officers with the SEC and these agreements are available at “www.sec.gov.”

Off-Balance Sheet Arrangements

The $80.0 million of outstanding convertible subordinated debentures we have outstanding at December 31, 2005 are convertible into approximately 3.5 million shares of our common stock.  If all these debentures were converted, our stockholders could experience significant dilution. We would not receive any additional cash proceeds upon the conversion of the debentures.

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

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. We will adopt the provisions of SFAS No. 123R on a prospective basis in the first quarter of 2006. As a result of the provisions of SFAS 123R, we expect the compensation charges under SFAS 123R to be in the range of $7.0 million to $8.0 million for the year ended December 31, 2006 which reflects the awards granted through February 2006. We can not estimate compensation charges with respect to future awards as this is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of our stock price, forfeiture rates and the timing of future employee stock option grants. We will recognize compensation cost for stock-based awards which vest after December 31, 2005, on a straight-line basis over the requisite service period of the award...

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

Collaboration and license agreements. Revenue from up-front payments, technology license fees and milestone payments received for the delivery of products and services representing the culmination of a separate earnings process is recognized when due and the amounts are judged to be collectible. Revenue from up-front payments, technology license fees and milestone payments received in connection with other rights and services, which represent continuing obligations to us, is deferred and recognized over the term of the continuing obligation. Historically, recognition of revenue for such an up-front payment included an estimate by management as to the development period associated with such up-front payments. On August 5, 2004, we entered into an agreement with Merck for the worldwide development and commercialization of all indications for DOV 21,947 and certain indications for DOV 216,303 in exchange for a $35.0 million up-front payment and the right to receive further payments of up to $420.0 million upon the achievement of certain milestones and royalties based on product net sales, if any. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period. As of June 1, 2005, we revised this estimate to 72 months from 51 months and, accordingly, the amortization of the remaining balance beginning June 1, 2005 reflects this revised time period. This adjustment to the estimate for the development period was made as a result of the need to collect and assess additional clinical data, which has extended the total development timeline. This development period estimate may fluctuate from period to period and this fluctuation might be significant. For example, if as of January 1, 2006 we were to increase by 10% the estimated development period, we would record approximately $623,000 less of revenue in 2006.

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

Stock-based compensation. In general, we grant stock options to employees for a fixed number of shares with an exercise price equal to the fair market value of our common stock on the date of grant. We recognize no compensation expense on these employee stock option grants. Prior to our common stock becoming publicly traded, we granted stock options for a fixed number of shares to employees with an exercise price less than the fair market value of our common stock on the date of grant. We recognize the difference between the exercise price and fair market value as compensation expense, which is recognized on an accelerated basis over the vesting period of the stock options. Our accounting treatment will change effective the first quarter of 2006. See above under “Recent Accounting Pronouncements.” We also have, in the past, granted options and warrants to outside consultants at fair value on the date of grant in exchange for future services. These options and warrants are required to be accounted for in accordance with SFAS 123 "Accounting for Stock Based Compensation" and EITF 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" at the fair value of the consideration received, or the fair value of the equity instrument issued, whichever may be more readily measured. As the performance of services is completed, we revalue the options and warrants that have been earned during the period. We value these securities at the fair value using a Black-Scholes methodology.

Investments. We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value that may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge by writing-down the carrying value of such investments. In making this assessment, we take into consideration a wide range of objective and subjective information, including but not limited to the following: the magnitude and duration of historical decline in market prices, credit rating activity, assessments of liquidity, public filings and statements made by the issuer. We have not identified any investments with “other-than-temporary” declines in value as of December 31, 2005.

Income taxes. We have net deferred tax assets at December 31, 2005 that are totally offset by a valuation allowance due to our determination that the criteria for recognition have not been met. We believe that a full valuation allowance on deferred tax assets will continue to be required if losses are reported in future periods. If, as a result of profitable operations, we determine that we are able to realize our net deferred tax assets in the future, an adjustment to the deferred tax asset would be made, increasing income (or decreasing loss) in the period in which such a determination is made.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the operation of our disclosure controls and procedures and our internal controls over financial reporting as of December 31, 2005. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Management has used the framework set forth in Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Somerset Lease

On December 20, 2005, we entered into a Lease Agreement with Paragon 150 Pierce Street, L.L.C. for the lease of a building comprised of approximately 133,000 square feet located at 150 Pierce Street, Franklin Township, New Jersey. The premises are expected to serve as our corporate headquarters and principal place of business effective May 2006. The lease, which was contingent upon the landlord’s purchase of the premises, was amended by the Lease Modification Agreement and the Second Lease Modification Agreement, each dated as of February 28, 2006.

As a result of the landlord’s consummation of its purchase of the premises, the term of the lease commenced on February 28, 2006 and will expire on the tenth anniversary of such date. The rent is payable in monthly installments amounting to approximately $2.85 million per year for the first five years of the initial term and $3.13 million per year for the second half of the initial term. The lease provides us with two options to extend the lease term, each for five-year periods. The rent during each extension term shall be equal to the fair market rental value for similar properties at the time of the extension.

In addition to fixed rent, we must pay as additional rent the amount by which all costs and expenses incurred by the landlord to maintain, repair, insure, operate and manage the property during any lease year of the term exceed the amount of such costs and expenses incurred during the first twelve months of the initial term. Additionally, we are solely responsible for the costs of all utilities provided to the premises. As collateral for our performance under the lease, we have delivered to the landlord an unconditional, irrevocable, stand-by letter of credit in the amount of approximately $4.2 million, which is subject to reduction in certain events.

We have the option to purchase the premises at a price calculated according to the lease by giving notice of our intention to exercise such option to the landlord on or before the last day of the 42nd full month of the initial term. We also have a right of first offer in the event the landlord intends to sell the premises to a third party. The lease and its two amendments are attached as Exhibit 10.46 to this Annual Report on Form 10-K.

In connection with our anticipated move to our new headquarters in Somerset, we have notified MSNW Continental Associates, LLC, our landlord for our executive offices in Hackensack, that we intend to terminate our lease for such executive offices. The termination of such lease will be effective August 31, 2006.

Scott Myers’ Employment and Stock Option Agreements

In connection with his employment by us in December 2005, we entered into an employment agreement with Mr. Myers dated as of December 1, 2005, which provides for his employment as Senior Vice President, Strategic Marketing and Commercialization until December 2008. Under the employment agreement, we have agreed to pay him base compensation of at least $330,000 per year. For 2006, we will pay him $330,000 in base salary. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. We are obligated to continue to pay Mr. Myers his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Mr. Myers terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Mr. Myers without cause, he is entitled to receive his base compensation for the balance of his employment agreement, namely December 2008, and all stock options granted to him will vest. The agreement also requires Mr. Myers to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

Additionally, upon the commencement of Mr. Myers’ employment, we granted him options to purchase 285,000 shares of our common stock pursuant to the employment agreement and a stock option agreement also dated as of December 1, 2005. Such options, which were issued to Mr. Myers outside of our 2000 Stock Option and Grant Plan, have an exercise price of $14.28 per share, the closing price of our common stock on the commencement date of employment, and will vest 50% on June 1, 2007 and will continue to vest ratably thereafter over the next six quarters. The employment agreement and the stock option agreement are attached as Exhibits 10.42 and 10.43, respectively, to this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Executive Officers and Directors

The following table provides information about our directors, executive officers and key employees.

Name	Age	Position
Leslie Hudson	59	Chief Executive Officer, President and Director
Phil Skolnick, Ph.D., D.Sc. (hon)	59	Senior Vice President, Research and Chief Scientific Officer
Barbara G. Duncan	41	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Robert Horton	66	Senior Vice President, General Counsel and Secretary
Warren Stern, Ph.D.	61	Senior Vice President, Drug Development and Assistant Secretary
Scott Myers.	39	Senior Vice President, Strategic Marketing and Commercialization
Arnold S. Lippa, Ph.D.	59	Chairman of the Board
Zola Horovitz, Ph.D.	71	Director
Patrick Ashe	42	Director
Daniel S. Van Riper	65	Director
Theresa A. Bischoff	52	Director
Jonathan Silverstein	37	Director

Leslie Hudson joined us in July 2005 and serves as our chief executive officer and president. Dr. Hudson is a director of Nabi Biopharmaceuticals, Inc. and Hooper Holmes, Inc. Prior to joining us, Dr. Hudson served in executive positions at Pharmacia Corporation, Glaxo Inc., and Repligen Corporation. At Pharmacia, Dr. Hudson was Senior Vice President of Research and Exploratory Development, led e-business and commercial development, and ultimately was Group Vice President and General Manager for the company’s ophthalmology franchise. At Glaxo, he initially led the division of cell and molecular biology and had responsibility for the therapeutic areas of oncology, inflammation and metabolic diseases and was promoted to Vice President for Discovery. After the acquisition of Pharmacia by Pfizer, Dr. Hudson was at the University of Pennsylvania for two years where he led and restructured the university’s overall commercialization and economic development efforts. Prior to joining the pharmaceutical industry, Les spent nearly nine years at St. George’s Hospital Medical School in London as full professor of immunology and chairman of the department. He received a Ph.D. from the Middlesex Hospital Medical School, University of London in 1975, was elected associate of the Royal College of Science and received his B.S. degree, summa cum laude, from the Imperial College of Science, Technology, and Medicine, University of London, in 1968.

Phil Skolnick, Ph.D., D.Sc. (hon.) joined us in January 2001 and serves as our senior vice president, research and chief scientific officer. Prior to joining us, Dr. Skolnick served as a Lilly research fellow (Neuroscience) at Eli Lilly & Company from January 1997 to January 2001 where he spearheaded several innovative programs in drug discovery. From 1986 to August 1997, he served as senior investigator and chief, laboratory of neuroscience, at the National Institutes of Health. Dr. Skolnick served as a research professor of psychiatry at the Uniformed Services University of the Health Sciences from 1989 to 1998. He is currently an adjunct professor of anesthesiology at The Johns Hopkins University, an adjunct professor of pharmacology and toxicology at Indiana University School of Medicine and research professor of psychiatry at New York University School of Medicine. Dr. Skolnick is an editor of Current Protocols in Neuroscience and also serves on the editorial advisory boards of the European Journal of Pharmacology, Cellular and Molecular Neurobiology, the Journal of Molecular Neuroscience, and Pharmacology, Biochemistry & Behavior. He received a B.S. (summa cum laude) from Long Island University in 1968 and his Ph.D. from The George Washington University in 1972. Dr. Skolnick was awarded the D.Sc. honoris causa from Long Island University in 1993 and the University of Wisconsin-Milwaukee in 1995.

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

Robert Horton joined us in August 2002 and serves as senior vice president and general counsel and as secretary. Mr. Horton is a director of Nascime Ltd. and DOV Pharmaceutical Luxembourg S.a.r.l. Prior to joining us, Mr. Horton served with Goodwin Procter LLP from 2001 - 2003 and with Friedman Siegelbaum LP from 1996 - 2001, in their New York law offices. Prior thereto, Mr. Horton served with Balber Pickard et. al. (formerly, Stults Balber Horton and Slotnick) in New York City. He has served in the JAG Corps and in New Jersey and New York City government. He has practiced corporate and securities law for over 25 years and represented us since shortly after our formation. He was graduated Beta Gamma Sigma from the University of Virginia in 1961 and Order of the Coif from the University of Chicago, where he received his law degree, in 1964. He is a member of the California and New York bars.

Warren Stern, Ph.D. joined us as a consultant in September 2003 and started full-time in December 2003 as senior vice president, drug development. Dr. Stern is a director of Suven Life Sciences USA, LLC/Asian Clincial Trials Limited, or Suven. Previously he was senior vice president of scientific and medical Services at PAREXEL International Corporation, a major contract research organization, or CRO, where he had worked for the past five and one-half years. Dr. Stern has also held senior level positions in clinical research at Cato Research Ltd., a CRO, Forest Laboratories, Inc. and earlier, Burroughs Wellcome Co. Previously, Dr. Stern was president and CEO of Pharmatec Inc., a CNS-oriented drug delivery company. He has also founded two drug delivery companies, Research Triangle Pharmaceuticals and Nobex, Inc. Dr. Stern has over 25 years' experience in drug development in CNS and other fields. He directed the successful NDA submissions of bupropion (Wellbutrin) and citalopram (Celexa). He has performed preclinical studies and clinical trials in psychopharmacology and published some 90 papers describing the results of his research in animal pharmacology and CNS-oriented clinical trials. Dr. Stern is the inventor on six patents and on three patent applications, including patents related to CNS products, and two drug delivery systems. He received his Ph.D. in psychopharmacology from Indiana University in 1969 and completed postdoctoral fellowships at Boston State Hospital and at the Worcester Foundation for Experimental Biology.

Scott Myers joined us in December of 2005 and serves as our senior vice president, strategic marketing and commercialization. Mr. Myers spent the last five years with Johnson & Johnson in several, senior functional and general management leadership roles. Prior to Johnson & Johnson, Mr. Myers was co-founder of the ISO-HealthCare Group, a global strategy consultancy. He has also held positions at Baxter Healthcare and Andersen Consulting. He earned his B.A in biology from Northwestern University and an M.B.A. in finance and international business from the University of Chicago.

Arnold S. Lippa, Ph.D. is a co-founder and serves as chairman of our board of directors. Dr. Lippa served as our chief executive officer since our inception in April 1995 through June 2005. Dr. Lippa also currently serves as an officer of Aurora Capital LLC and Atypical BioCapital Management LLC. Prior to founding DOV in 1995, Dr. Lippa founded Fusion Associates, Ltd., an investment and management company specializing in the creation and management of biomedical companies. Dr. Lippa served as Fusion's managing director from 1989 to 1995. From 1989 through 1990, Dr. Lippa served as Vega Biotechnologies, Inc.'s chairman and chief executive officer. In 1984, Dr. Lippa co-founded Praxis Pharmaceuticals, Inc. and served as president and chief operating officer until 1988. Prior to 1985, he served as director of molecular neurobiology and held other positions at American Cyanamid. In addition, Dr. Lippa has consulted for various pharmaceutical and biotechnology companies and has been a graduate faculty professor at the New York University School of Medicine and the City University of New York. He received his B.A. from Rutgers University in 1969 and his Ph.D. in psychobiology from the University of Pittsburgh in 1973.

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

Patrick Ashe has been a member of our board of directors since January 1999. He currently serves as a director and senior vice president, business development at AGI Therapeutics Research, Ltd. and as a director of AGI Therapeutics PLC. From May 1994 to November 2001, Mr. Ashe served as vice president, commercial development at Elan Pharmaceutical Technologies, a division of Elan Corporation, plc and from November 2001 to May 2005 was senior vice president, business development of Athpharma Ltd. Additionally, from January 1999 to November 2001, Mr. Ashe served as co-manager, and until November 2005 served as a director, of Nascime Limited. Mr. Ashe was graduated from University College Dublin with a B.Sc. in pharmacology in 1985 and completed his M.B.A. at Dublin City University's Business School in 1994.

Daniel S. Van Riper became a member of our board of directors in March 2002. Mr. Van Riper is also a director of Hubbell Incorporated, where he serves on the audit, compensation and finance committees, a director of New Brunswick Scientific Co., Inc. where he serves on the compensation and governance committee and a director of 3D Systems Corporation where he chairs the finance committee and serves on the compensation committee. Mr. Van Riper currently is an independent financial consultant and served as special advisor to Sealed Air Corporation from January 2002 to June 2005. From July 1998 to January 2002 he served as senior vice president and chief financial officer of Sealed Air Corporation. He is a former director of Millennium Chemicals Inc., where he served on the audit committee and chaired the compensation committee. Previously, Mr. Van Riper was a partner of KPMG LLP, where he worked from June 1962 to June 1998. Mr. Van Riper was graduated with high honors and a B.S. in accounting and completed his M.B.A. in economics and finance from Rutgers University. He is a certified public accountant and is a member of the American Institute of Certified Public Accountants and Beta Gamma Sigma, national honorary business fraternity.

Theresa A. Bischoff became a member of our board of directors in December 2003. Ms. Bischoff is also a trustee of Mutual of America Capital Management and University of Connecticut Foundation. Ms. Bischoff currently serves as the chief executive officer of the American Red Cross in Greater New York. She has also served as chair of the Association of American Medical Colleges, the policy setting and advocacy organization for the 125 medical schools and 400 major teaching hospitals in the United States. From 1984 to 2003, Ms. Bischoff served as president and also held various other positions at the NYU Medical Center. Prior to joining NYU Medical Center, she worked in corporate finance at Squibb Corporation and Great Northern Nekoosa. Ms. Bischoff received a B.S. in accounting from University of Connecticut in 1975 and a M.B.A. from the New York University in 1991. Ms. Bischoff is also a certified public accountant.

Jonathan Silverstein became a member of our board of directors in December 2003. Mr. Silverstein is a general partner of OrbiMed Advisors LLC., a health care fund manager based in New York. Mr. Silverstein is also a director of Given Imaging, Ltd., Emphasys Medical, Avanir Pharmaceuticals, Insulet Corporation, Adiana, superDimension and Predix Pharmaceuticals. Mr. Silverstein is a former director of LifeCell Corporation, Orthovita and Auxilium Pharmaceuticals. From 1996 to 1998, he was the director of life sciences at Sumitomo Bank Limited.  From 1994 to 1996, he was an associate at Hambro Resource Development. Mr. Silverstein has a B.A. in economics from Denison University and a J.D. and M.B.A. from the University of San Diego.

Audit Committee and Audit Committee Financial Expert

We have an established audit committee comprised solely of non-management directors all of whom are independent under both Section 10A of the Securities Act of 1934, or Exchange Act, and under the Nasdaq marketplace rules. The audit committee determines the selection, retention and compensation of our independent registered public accounting firm, reviews the scope and results of audits, submits appropriate recommendations to the board of directors regarding audits, reviews our internal controls, provides pre-approval of principal accountant fees and services and is responsible for reviewing quarterly and annual filings with the SEC and releases containing our financial results. The current members of the audit committee are Theresa Bischoff, Zola Horovitz and Daniel Van Riper (chairman). The audit committee met six times during 2005. Our board of directors has determined that our audit committee members are independent and that Daniel Van Riper and Theresa Bischoff each qualify as an audit committee financial expert in accordance with SEC rules. For Mr. Van Riper’s and Ms. Bischoff’s relevant experience, see their biographies listed in “Executive Officers and Directors” above.

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

Based solely on a review of filings with the SEC, we believe that other than the exceptions detailed below, all of our directors and executive officers have complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, during fiscal 2005.

Reporting Requirement
Name	Form	Required Filing Date	Actual Filed Date
Scott Myers	Form 3	December 12, 2005	December 16, 2005
Zola Horovitz	Form 4	October 19, 2005	October 21, 2005(1)

(1) Attempted timely filing rejected due to Edgar Access Code issues.

We undertake to prepare Section 16 filings for our officers and directors.

Code of Ethics

We have adopted a code of ethics that applies to all our employees, including our chief executive officer and chief financial officer. This code of ethics is designed to comply with SEC requirements and the Nasdaq marketplace rules related to codes of conduct. A copy of our Code of Business Conduct and Ethics Policy may be obtained on our website at http://www.dovpharm.com. We intend to post on our website any amendments to, or waiver from, our code of ethics for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing a similar function, and other named executives.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for the years indicated as to our CEO and the four additional most highly compensated executive officers (the named executives) based on salary and bonus for the fiscal years ended December 31, 2005, 2004 and 2003. In addition, we have included information for our former chief executive officer and president whose employment terminated effective July 28, 2005.

				Long-Term Compensation Awards

	Annual Compensation			Securities Underlying	Restricted	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Options(1)	Stock Awards	Compensation
Leslie Hudson(2)	2005	$174,904	$—	225,000	$2,120,000	$84,710
Chief Executive Officer and President

Phil Skolnick, Ph.D., D.Sc. (hon)(3)	2005	327,692	75,000	25,000	—	13,042
Senior Vice President, Research and	2004	299,038	50,000	100,000	—	13,290
Chief Scientific Officer	2003	273,558	30,000	—	—	8,100

Barbara Duncan (4)	2005	327,692	75,000	—	—	12,242
Senior Vice President, Finance, Chief	2004	298,077	50,000	125,000	—	12,300
Financial Officer and Treasurer	2003	258,942	30,000	—	—	8,100

Robert Horton (5)	2005	327,692	75,000	125,000	—	15,077
Senior Vice President, General	2004	307,211	50,000	25,000	—	15,048
Counsel and Secretary	2003	250,000	—	—	—	9,525

Warren Stern (6)	2005	327,692	75,000	25,000	—	13,599
Senior Vice President, Drug	2004	300,000	—	—	—	13,815
Development and Assistant Secretary	2003	24,077	—	285,000	—	46,000

Arnold S. Lippa, Ph.D.(7)	2005	248,991	100,000	45,000	903,000	9,726
Chairman	2004	363,212	125,000	25,000	—	33,895
	2003	325,769	50,000	—	—	30,408

(1)	Does not reflect bonuses determined and paid in 2006 and options granted in 2006 to the five named executive officers aggregating $205,000 and 105,000 respectively.

(2)
Dr. Hudson joined us effective July 28, 2005. Dr. Hudson was paid a contractual bonus of $85,000 in January 2006. Other compensation includes $70,966 in relocation expense reimbursement, $8,000 for reimbursement of certain legal expenses, $5,000 for automobile allowance and $744 for life insurance premiums. In addition, in 2006 we granted Dr. Hudson 50,000 options.

(3)
All other compensation represents $12,000, $12,000, and $8,100 in 2005, 2004 and 2003 for automobile allowance and $1,042 and $1,290 in 2005 and 2004 for life insurance premiums. In 2006, we paid Dr. Skolnick a $30,000 bonus and granted him 15,000 options.

(4)
All other compensation represents $12,000 $12,000 and $8,100 in 2005, 2004 and 2003 for automobile allowance and $242 and $300 in 2005 and 2004 for life insurance premiums. In 2006, we paid Ms. Duncan a $30,000 bonus and granted her 15,000 options.

(5)
All other compensation represents $12,000, $12,000 and $8,100 in 2005, 2004 and 2003 for automobile allowance, $3,077 and $3,048 in 2005 and 2004 for life insurance premiums and $1,425 in 2003 for moving expenses. In 2006, we paid Mr. Horton a $15,000 bonus.

(6)
All other compensation represents $12,000, $12,000 and $1,000 in 2005, 2004 and 2003 for automobile allowance, $45,000 in 2003 for consulting expenses and $1,599 and $1,815 in 2005 and 2004 for life insurance premiums. Dr. Stern joined the Company effective December 2, 2003. In 2006, we paid Dr. Stern a $45,000 bonus and granted him 25,000 options.

(7)
Dr. Lippa’s employment as chief executive officer and president of the Company terminated effective July 28, 2005. In connection with this termination, Dr. Lippa will receive cash payments equal to his annual salary of $365,750 for two years of which approximately $201,000 was paid in February 2006 and the remainder will be paid bi-weekly through June 2007. He continues as chairman of the board. All other compensation represents $9,180, $16,723 and $16,668, in 2005, 2004 and 2003 for automobile allowance, $546, $8,018 and $13,740, in 2005, 2004 and 2003 for life insurance premiums and $9,154 in 2004 for advances repaid in 2005.

Option Grants in Last Fiscal Year

The following table sets forth information with respect to the named executives and our former chief executive officer and president concerning the grant of stock options during 2005. All the options were granted at the fair market value on the date of grant as determined by the Board of Directors.

	Individual Grants
Name	Options Granted	% of Total Options Granted	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date PresentValue
Leslie Hudson	225,000	17.6%	$21.20	07/28/2015	$2,996,090
Phil Skolnick, Ph.D. D. Sc. (hon)	25,000	2.0	16.77	02/01/2015	265,775
Barbara Duncan	—	—	—	—	—
Robert Horton (1)	125,000	9.8	20.27	07/29/2015	1,595,597
Warren Stern, Ph.D.	25,000	2.0	16.77	02/01/2015	265,775
Arnold S. Lippa, Ph.D.	45,000	3.5	16.77	02/01/2015	478,395

(1)
25,000 options were granted on February 1, 2005 at an exercise price of $16.77 and 100,000 options were granted on July 29, 2005 in connection with renewal of employment agreement at an exercise price of $21.15.

Option Exercises in Last Fiscal Year and Year-End Option Values

The following table sets forth certain information as of December 31, 2005, regarding options held by the named executives and our former chief executive officer and president.

	Shares		Number of Securities Underlying Unexercised Options at Fiscal Year-End(1)		Value ($) of Unexercised in-the-Money Options at Fiscal Year-End(2)
Name	Acquired on Exercise	Value ($) Realized	Number Exercisable	Number Unexercisable	Value ($) Exercisable	Value ($) Unexercisable
Leslie Hudson, Ph.D.	—	$—	—	225,000	$—	$—
Phil Skolnick, Ph.D. D. Sc. (hon)	15,000	200,900	368,333	66,667	3,753,166	45,834
Barbara Duncan	25,000	326,000	314,083	110,417	3,210,540	199,625
Robert Horton	50,000	481,000	164,583	135,417	1,556,875	10,625
Warren Stern, Ph.D.	—	—	189,998	120,002	—	—
Arnold S. Lippa, Ph.D.	—	—	225,183	55,417	2,544,181	10,625

(1)	Includes both in-the money and out-of-the-money options.
(2)	Fair value of DOV’s common stock at December 31, 2005 ($14.68 based on the closing sales price reported on Nasdaq) less the exercise price.

Compensation of the Chief Executive Officer

Dr. Hudson’s base salary during fiscal year 2005 was $425,000. His base salary for 2006 is $437,750 and he received a contractual bonus of $85,000 in January 2006. He also received an award of 50,000 stock options in February 2006.

Compensation of Directors

Our independent outside directors each receive $4,000 for each quarterly board meeting and receive options to purchase 15,000 shares of our common stock for a full year of service on the annual shareholders meeting date. In May 2005, Dr. Horovitz, Mr. Ashe, Ms. Bischoff and Mr. Van Riper each received options to purchase 15,000 shares of our common stock at an exercise price of $15.05 per share. These options will become exercisable in equal (25%), annual installments, after the completion of each full year of service following such grant. Our compensation committee members receive $1,000 for each meeting in which they participate with a limit of one such payment per quarter and the chairman of the compensation committee receives additional compensation of $500 per quarter. Our audit committee members receive $1,000 for each meeting in which they participate and the chairman of the audit committee receives additional compensation of $3,000 per quarter. We have agreed to reimburse our directors for their reasonable expenses incurred in attending meetings of the board of directors and its committees.

Compensation Committee Interlocks and Insider Participation

During 2005, Dr. Horovitz, Mr. Van Riper and Mr. Ashe served on DOV’s compensation committee. During 2005, there were no interlocks with other companies within the meaning of the SEC’s proxy rules. None of the members of the compensation committee is or has been an officer or employee of DOV or any of its subsidiaries.

Employment Agreements

Leslie Hudson, Ph.D. In connection with his employment by us in July 2005, we entered into an employment agreement with Dr. Hudson which provides for his employment as Chief Executive Officer and President until July 28, 2008. Under the agreement, we will pay Dr. Hudson base compensation of at least $425,000 per year. For 2006, we will pay him $437,750 in base salary. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, upon commencement of employment on July 28, 2005, we granted Dr. Hudson 100,000 shares of restricted stock and options to purchase 225,000 shares of our common stock at an exercise price of 21.20, each vesting ratably annually over four years. Dr. Hudson also received a bonus of $85,000 in January 2006, and the parties have agreed that his target bonus for fiscal year 2006 and each subsequent year of his employment agreement will be 40% of base compensation upon achievement of milestones established by the compensation committee of the board of directors. He is also eligible for other benefits, including relocation allowances of which $78,966 was paid in 2005. We are obligated to continue to pay Dr. Hudson his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. For qualified events of severance, Dr. Hudson will be entitled to base compensation for the balance of his agreement subject to a minimum of one-year base compensation and an additional severance payment equal to his prior incentive bonus in the case of a termination following a change of control. The agreement also requires Dr. Hudson to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

Phil Skolnick, Ph.D., D.Sc.(hon). In connection with his employment by us in January 2001, we entered into an employment agreement (as amended in January 2004) with Dr. Skolnick, which provides for his employment as Senior Vice-President, Research and Chief Scientific Officer until January 19, 2007. Under the agreement, we will pay Dr. Skolnick base compensation of at least $300,000 per year. For 2006, we will pay him $344,000 in base salary. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, upon the commencement of Dr. Skolnick's employment, we granted him options to purchase 405,000 shares of our common stock (adjusted for subsequent 1.62-for-1 stock split) at an exercise price of $2.78 per share (as so adjusted). The options are completely vested. In addition, in January 2004, in connection with renewal of his employment agreement, we granted him options to purchase 100,000 shares of our common stock at an exercise price of $13.58 per share that vested 50% on July 9, 2005 and will continue to vest ratably thereafter over the next six quarters. We are obligated to continue to pay Dr. Skolnick his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Dr. Skolnick terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Dr. Skolnick without cause, he is entitled to receive his base compensation for the balance of his employment agreement, namely January 19, 2007, and stock options granted to him in January 2004 will vest immediately. The agreement also requires Dr. Skolnick to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

Barbara Duncan. In connection with her employment by us in August 2001, we entered into an employment agreement with Ms. Duncan (as amended in August 2004), which provides for her employment as Vice President, Finance and Chief Financial Officer until August 21, 2007. Ms. Duncan’s title was changed to Senior Vice President, Finance and Chief Financial Officer in February 2005. Under the agreement, we will pay Ms. Duncan base compensation of at least $300,000 per year. For 2006, we will pay her $344,000 in base salary. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, upon the commencement of Ms. Duncan's employment, we granted her options to purchase 364,500 shares of our common stock (adjusted for subsequent 1.62-for-1 stock split) at an exercise price of $4.01 per share (as so adjusted). The options are completely vested. In addition, in August 2004, in connection with renewal of her employment agreement, we granted her options to purchase 100,000 shares of our common stock at an exercise price of $12.79 per share that vested 50% on February 3, 2006 and will continue to vest ratably thereafter over the next six quarters. We are obligated to continue to pay Ms. Duncan her base and incentive compensation and to continue her benefits for a period of nine months if she is terminated upon becoming disabled or for a period of 90 days upon her death. If Ms. Duncan terminates her employment with us for good reason, or within six months of a change of control, or if we terminate Ms. Duncan without cause, she is entitled to receive her base compensation for the balance of the employment agreement, namely August 21, 2007, and all options granted to her will immediately vest except that stock options granted to her in August 2004 will vest on a schedule of 62,500 to the extent not vested if the change of control occurs within the second year and the balance of 100,000 to the extent not vested if the change of control occurs within the third year. The agreement also requires Ms. Duncan to refrain from competing with us and from soliciting our customers and clients for the duration of her employment and for a period following employment equal to the length of time we make severance payments to her.

Robert Horton. In connection with his employment by us in August 2002, we entered into an employment agreement with Mr. Horton (as amended in July 2005), which provides for his employment as Vice President and General Counsel until August 16, 2008. Mr. Horton’s title was changed to Senior Vice President and General Counsel in February 2005. Under the agreement, we will pay Mr. Horton base compensation of at least $330,000 per year. For 2006, we will pay him $340,000 in base salary. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, upon the commencement of Mr. Horton's employment, we granted him options to purchase 250,000 shares of our common stock at an exercise price of $4.40 per share. The options are completely vested. In addition, in July 2005, in connection with renewal of his employment agreement, we granted him options to purchase 100,000 shares of our common stock at an exercise price of $21.15 per share that vest 50% on January 29, 2007 and will continue to vest ratably thereafter over the next six quarters. We are obligated to continue to pay Mr. Horton his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled, if he terminates his employment with us for good reason, or if we terminate Mr. Horton without cause. He will also be entitled to base compensation and benefits for a period of 90 days upon his death. If Mr. Horton terminates his employment within six months of a change of control he is entitled to receive his base compensation for the balance of his employment agreement, namely July 29, 2007, or if a longer period, one year thereafter, and all stock options granted to him in July 2005 will vest on a schedule of 25,000 if the change of control occurs within the first year, 37,500 to the extent not vested if the change of control occurs within the second year and the balance of 100,000 to the extent not vested if the change of control occurs within the third year. The agreement also requires Mr. Horton to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

Warren Stern, Ph.D. In connection with his engagement in September 2003, Dr. Stern and we entered into a consulting agreement and an employment agreement. The employment agreement provides for Dr. Stern to serve as Senior Vice President, Drug Development until September 10, 2006. Under the consulting agreement, pending commencement of full-time employment, we paid Dr. Stern $45,000. Under the employment agreement, once Dr. Stern commenced full-time employment in December 2003, we have agreed to pay him $300,000 per year. For 2006, we will pay him $345,000 in base salary. The employment agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, as of September 10, 2003, we granted Dr. Stern options to purchase 285,000 shares of our common stock at an exercise price of $15.36 per share. The options vested 50% on June 2, 2005, with the remainder vesting ratably, on quarterly basis, over the next 18 months. We are obligated to continue to pay Dr. Stern his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Dr. Stern terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Dr. Stern without cause, he is entitled to receive his base compensation for the balance of his employment agreement, namely September 10, 2006, and these initial stock options granted to him will immediately vest. The employment agreement also requires Dr. Stern to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the time we make severance payments to him.

Scott Myers. In connection with his employment by us in December 2005, we entered into an employment agreement with Mr. Myers which provides for his employment as Senior Vice President, Strategic Marketing and Commercialization until December 2008. Under the employment agreement, we have agreed to pay him base compensation of at least $330,000 per year. For 2006, we will pay him $330,000 in base salary. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, upon the commencement of Mr. Myers’ employment, we granted him options to purchase 285,000 shares of our common stock at an exercise price of $14.28 per share that vest 50% on June 1, 2007 and will continue to vest ratably thereafter over the next six quarters. We are obligated to continue to pay Mr. Myers his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Mr. Myers terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Mr. Myers without cause, he is entitled to receive his base compensation for balance of his employment agreement, namely through December 2008, and all stock options granted to him will vest. The agreement also requires Mr. Myers to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

Arnold Lippa, Ph.D. On May 23, 2005, we entered into a two-year employment agreement with Dr. Lippa, our then Chief Executive Officer, which continued his existing agreement, with certain changes, that was extended in January 2005. Such changes include severance protection in the event of a termination of employment without cause or good reason equal to payment of base compensation for the greater of one year and the balance of the term of the agreement, subject to consulting obligations. In addition, the agreement includes a change in control severance protection equal to two years’ base compensation, elimination of a 2% bonus based upon gross proceeds in the event of a sale of the Company and elimination of incentive compensation for licensing. He was also awarded 60,000 shares of restricted common stock, valued at $903,000, under the our 2000 stock option and grant plan, subject to ratable annual vesting over three years provided he remains as a director of the Company. As of July 28, 2005, Dr. Lippa’s employment terminated thus requiring us to pay the contractual severance. As a result, the Company recorded a severance obligation of $790,000 as of June 30, 2005. Dr. Lippa remains as chairman of the board of directors.

We file our executive officer’s employment agreements with the SEC and these agreements are publicly available at “www.sec.gov.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 17, 2006, certain information regarding the beneficial ownership of our common stock by:

•	each person known by us to beneficially own 5% or more of a class of our common stock;

•	each of our directors;

•	each of our executive officers for whom compensation information is given in the Summary Compensation Table in Part III, Item 11 of this Form 10-K; and

•	all our directors and executive officers of as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC (Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended) and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares to which an individual or entity has the right to acquire beneficial ownership within 60 days of February 17, 2006, through the exercise of any warrant, stock option or other right. The inclusion in this calculation of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class(1)
FMR(3) 82 Devonshire Street Boston, MA 02109	2,631,834	11.3%
OrbiMed Advisors, LLC(2) 767 Third Avenue 30th Floor New York, NY 10017	2,028,028	8.6
Columbia Wanger Asset Management, L.P.(3) 227 West Monroe Street, Suite 3000 Chicago, IL 60606	1,495,000	6.4
Barclays Bank PLC.(3) 45 Fremont Street San Francisco, CA 94105	1,247,845	5.4
HBK Investments L.P.(3) 300 Crescent Court, Suite 700 Dallas, TX 75201	1,238,828	5.3
Credit Suisse Asset Management(3) 466 Lexington Avenue New York, NY 10017	1,173,438	5.0
Arnold S. Lippa(4)	687,717	2.9
Phil Skolnick(5)	346,249	1.5
Barbara G. Duncan(6)	326,167	1.4
Robert Horton(7)	222,917	1.0
Warren Stern(8)	219,997	*
Zola Horovitz(9)	118,150	*
Leslie Hudson(10)	100,000	*
Patrick Ashe(11)	87,450	*
Daniel S. Van Riper(12)	23,400	*
Theresa A. Bischoff(13)	12,150	*
Jonathan Silverstein(14)	—	*
All directors and executive officers as a group (11 persons)(15)	2,144,197	8.7%
_______________
*Less than one percent.

(1)	As of February 17, 2006, the number of outstanding shares of our common stock and common stock equivalents was 23,265,005.
(2)
OrbiMed Advisors, LLC and OrbiMed Capital, LLC, together with Samuel D. Isaly, who owns a controlling interest in each of the foregoing entities, has or shares, either directly or indirectly, voting and investment power with respect to the shares of our common stock held of record by UBS Juniper Crossover Fund, L.L.C., Caduceus Private Investments, LP and OrbiMed Associates LLC. Includes 1,635,171 shares of common stock and warrants to purchase 392,857 shares of common stock that are currently exercisable. The information reported herein is based solely upon public filings made with the SEC by or on behalf of the beneficial holders so listed.

(3)	The information reported herein is based solely upon public filings made with the SEC by or on behalf of the beneficial holder so listed.
(4)
Includes 449,200 shares of common stock and options to purchase 238,517 shares of common stock that are currently exercisable. Excludes options to purchase 42,083 shares of common stock that are not exercisable, within 60 days of February 17, 2006. Such 449,200 shares of common stock owned by Dr. Lippa were reported as 10,000 fewer in prior reports.

(5)
Includes options to purchase 346,249 shares of common stock that are currently exercisable. Excludes options to purchase 58,751 shares of common stock that are not exercisable within 60 days of February 17, 2006.

(6)
Includes 25,000 shares of common stock and options to purchase 301,167 shares of common stock that are currently exercisable. Excludes options to purchase 73,333 shares of common stock that are not exercisable within 60 days of February 17, 2006.

(7)
Includes 50,000 shares of common stock and options to purchase 172,917 shares of common stock that are currently exercisable. Excludes options to purchase 127,083 shares of common stock that are not exercisable within 60 days of February 17, 2006.

(8)
Includes options to purchase 219,997 shares of common stock that are currently exercisable. Excludes options to purchase 115,003 shares of common stock that are not exercisable within 60 days of February 17, 2006.

(9)
Includes 50,200 shares of common stock and options to purchase 67,950 shares of common stock that are currently exercisable. Excludes options to purchase 33,750 shares of common stock that are not exercisable within 60 days of February 17, 2006.

(10)	Includes 100,000 shares of common stock. Excludes options to purchase 275,000 shares of common stock that are not exercisable within 60 days of February 17, 2006.
(11)
Includes options to purchase 87,450 shares of common stock that are currently exercisable. Excludes options to purchase 33,750 shares of common stock that are not exercisable within 60 days of February 17, 2006.

(12)
Includes options to purchase 23,400 shares of common stock that are currently exercisable. Excludes options to purchase 33,750 shares of common stock that are not exercisable within 60 days of February 17, 2006.

(13)
Includes options to purchase 12,150 shares of common stock that are currently exercisable. Excludes options to purchase 27,150 shares of common stock that are not exercisable within 60 days of February 17, 2006.

(14)
Mr. Silverstein is a general partner of OrbiMed Advisors, LLC that, together with certain funds managed by OrbiMed, owns the securities referenced in footnote 2 above.  Mr. Silverstein's beneficial ownership does not include beneficial ownership of the securities that are presented for OrbiMed Advisors, LLC in this principal stockholder table.

(15)
Includes options to purchase 1,469,797 shares of common stock that are exercisable within 60 days of February 17, 2006. Excludes options to purchase 1,104,654 shares of common stock that are not exercisable within 60 days of February 17, 2006.

Stock Option Plans

The following table provides information with respect to compensation plans under which equity compensation is authorized at December 31, 2005.

	Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issue
Equity Compensation Plans Approved by Shareholders	3,255,966	$10.65	507,193
Equity Compensation Plan Not Approved by Shareholders	285,000	$14.28	—
Total	3,540,966	$10.94	507,193

Stock Option Grants to Phil Skolnick and Scott Myers Outside of the 1998 or 2000 Plan

In connection with the commencement of Dr. Skolnick's employment with us in January 2001, we granted him stock options to acquire 405,000 shares of our common stock at an exercise price of $2.78 per share (such shares and price as adjusted for our subsequent 1.62-for-1 stock split). As of December 31, 2005, all the 310,000 options outstanding were vested. During 2005, Dr. Skolnick exercised 15,000 options.

In connection with the commencement of Mr. Myer's employment with us in December 2005, we granted him stock options to acquire 285,000 shares of our common stock at an exercise price of $14.28 per share. None of these options are currently vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In July 2005, our chief executive officer and president, Dr. Arnold Lippa, terminated his employment with us. As a result, the Company recorded a severance obligation of $790,000 as of June 30, 2005 of which approximately $201,000 was paid in February 2006. Dr. Lippa remains as chairman of our board of directors. Please refer to Item 11. Executive Compensation - Employment Agreements for details of his employment agreement.

In 2005, Dr. Stern received 20,000 options to purchase common stock in Suven, a contract research organization which provides services for the Company outside the United States, for services he provided to it as a consultant. Dr. Stern is a director of Suven Life Sciences USA, LLC/Asian Clinical Trials Limited.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee regularly reviews and determines whether specific projects or expenditures with our independent registered public accounting firm, PricewaterhouseCoopers LLP, potentially affects their independence. The audit committee's policy is to pre-approve all audit and permissible non-audit services provided by PricewaterhouseCoopers LLP. Pre-approval is generally provided by the audit committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The audit committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management is required to provide quarterly updates to the audit committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date. During 2005, the audit committee pre-approved all of the services provided by PricewaterhouseCoopers LLP.

The aggregate fees and expenses billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers LLP, with respect to fiscal years ended 2005 and 2004 were as follows:

		Years Ended December 31,
		2005	2004
(1)	Audit Fees	$323,670	$420,100
(2)	Audit Related Fees	35,830	15,000
(3)	Tax Fees	140,700	118,000
(4)	All Other Fees	4,600	—
	Total	$504,800	$553,100

Audit fees include fees for the integrated audit of our financial statements, management’s assessment of the effectiveness of internal control over financial reporting at December 31, 2005 and 2004 (Sarbanes-Oxley 404 compliance) and the effectiveness of internal control of financial reporting at December 31, 2005 and 2004. Audit fees also include quarterly reviews, the audit fees for Nascime Ltd., our wholly-owned subsidiary, fees for review of the registration statements on forms S-1, S-3 and S-8 and fees for review of our convertible debt offering. Audit fees related to the Sarbanes-Oxley Act of 2002 Section 404 compliance in 2005 and 2004 totaled $115,000 and $125,000, respectively. In 2005 and 2004, tax related fees include fees for tax advice in relation to Nascime, an analysis of the Section 382 limitations on the utilization of net operating losses’, and tax return preparation services. In 2004, audit related fees are attributable to the review of the Merck agreement.

Non-Audit Services

  Prior to adoption of the Sarbanes-Oxley Act of 2002, our audit committee’s charter required pre-approval of all non-audit services by our independent registered public accounting firm, PricewaterhouseCoopers LLP, which would include the following: tax research and consultations; international tax consulting; tax assistance and compliance in international locations; assistance with transfer pricing; expatriate tax services; consultations and assistance with other taxes including state and local taxes, sales and use taxes, customs and duties; review of intercompany agreements; and assistance with international manufacturing tax issues. The audit committee’s amended charter adopted in March 2004 continues pre-approval requirements for permitted non-audit services that may be performed by our registered independent public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	List of Financial Statements.

The following financial statements of DOV Pharmaceutical, Inc. and Report of PricewaterhouseCoopers LLP are included in this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ (Deficit)/ Equity for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

(2)	List of all Financial Statement Schedules..
All the schedules called for are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(3)	List of Exhibits.
Exhibits are incorporated herein by reference or are filed with this report as indicated in the “Index to Exhibits” in part (b) below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q on May 29, 2002 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of Registrant (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q on May 29, 2002 and incorporated herein by reference).
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

4.4
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

10.2
License Agreement dated as of May 29, 1998, by and between Registrant and American Cyanamid Company (filed as Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-81484) on February 6, 2002 and incorporated herein by reference).1

10.3
Sublicense and Development Agreement dated as of June 30, 1998, by and between Registrant and Neurocrine Biosciences, Inc. as amended by that certain Consent and Agreement referred to in item 10.19 (filed as Exhibit 10.4 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-81484) on April 24, 2002 and incorporated herein by reference).1

10.4
License, Research and Development Agreement dated as of January 12, 2001, by and between Registrant and Biovail Laboratories Incorporated as amended by that certain Confidential Patent License, Settlement, and Special Mutual Release Agreement (filed as Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-81484) on February 6, 2002 and incorporated herein by reference).1

10.5
Guaranty dated as of January 12, 2001, by Biovail Corporation in favor of Registrant (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.6
Joint Development and Operating Agreement dated as of January 21, 1999, by and among Registrant, Elan Corporation, plc, Elan International Services, Ltd., DOV Bermuda, Ltd. (formerly DOV Newco, Ltd.), and Nascime Limited as amended by that certain Termination Agreement referred to in item 10.23 (filed as Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-81484) on February 6, 2002 and incorporated herein by reference).1

10.7
Letter Agreement dated as of January 21, 1999, by and among Registrant, Elan Corporation, plc, Elan International Services, Ltd., DOV Bermuda, Ltd. (formerly known as DOV Newco, Ltd.), and Nascime Limited as amended by that certain Termination Agreement referred to in item 10.23 signed in connection with the Joint Development and Operating Agreement referred to in item 10.6 (filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

Exhibit No.	Description
10.8
License Agreement dated as of January 20, 1999, by and between Registrant and Nascime Limited as amended by that certain Termination Agreement referred to in item 10.23 (filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-81484) on February 6, 2002 and incorporated herein by reference).1

10.9
License Agreement dated as of January 20, 1999, by and between Nascime Limited and Elan Corporation, plc as amended by that certain Termination Agreement referred to in item 10.23 (filed as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-81484) on February 6, 2002 and incorporated herein by reference).1

10.10
Registration Rights Agreement dated as of January 21, 1999, by and between Registrant and Elan International Services, Ltd. as amended by that certain Letter Agreement and further amended by that certain Termination Agreement (filed as Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333- 81484) on January 28, 2002 and incorporated herein by reference).

10.11
Registration Rights Agreement dated as of January 21, 1999, by and among Registrant, DOV Bermuda, Ltd. (formerly known as DOV Newco, Ltd.), and Elan International Services, Ltd. for shares of common stock received pursuant to the Joint Development and Operating Agreement referred to in item 10.6 as amended by that certain Termination Agreement referred to in item 10.23 (filed as Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.12
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

10.15	Form of Warrant Agreement (filed as Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).
10.16	1998 Stock Option Plan (filed as Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).
10.17
2000 Stock Option and Grant Plan (filed as Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference) as amended by the Amended and Restated 2000 Stock Option and Grant Plan and the Second Amendment thereto (each filed as Appendix C to the Proxy Statement dated April 26, 2004 and April 25, 2005).

10.18
Stock Option Agreement dated as of July 10, 2000, by and between Registrant and Philip Skolnick for the grant of 250,000 stock options (filed as Exhibit 10.25 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-81484) on April 5, 2002 and incorporated herein by reference).

Exhibit No.	Description
10.19
Consent and Agreement dated as of March 24, 2003, by and between Registrant, Neurocrine Biosciences, Inc. and ACY (filed as Exhibit 10.35 to the Annual Report on Form 10-K on March 31, 2003 and incorporated herein by reference).

10.20
Securities Purchase Agreement dated as of July 1, 2003 by and among Registrant, PW Juniper Crossover Fund, L.L.C., Caduceus Private Investment, LP, and OrbiMed Associates LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K on July 8, 2003 and incorporated herein by reference).

10.21
Registration Rights Agreement dated as of July 1, 2003 by and among Registrant, PW Juniper Crossover Fund, L.L.C., Caduceus Private Investments, LP, and OrbiMed Associates LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K on July 8, 2003 and incorporated herein by reference).

10.22
Form of Warrant Agreement dated as of July 1, 2003, by and among Registrant, PW Juniper Crossover Fund, L.L.C., Caduceus Private Investments, LP, and OrbiMed Associates LLC (filed as Exhibit 10.3 to the Current Report on Form 8-K on July 8, 2003 and incorporated herein by reference).

10.23
Termination Agreement dated as of October 21, 2003 by and among Registrant, Elan Corporation, plc, Elan International Services, Ltd., Elan Pharma International Limited, DOV (Bermuda), Ltd., and Nascime Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K on October 22, 2003 and incorporated herein by reference).

10.24
Restated Employment Agreement dated as of January 19, 2004, by and between Registrant and Philip Skolnick (filed as Exhibit 10.40 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

10.25
Employment Agreement dated as of June 23, 2005, by and between Registrant and Robert Horton (filed as Exhibit 10.58 to the Quarterly Report on Form 10-Q on August 9, 2005 and incorporated herein by reference).

10.26
Employment Agreement dated as of September 10, 2003, by and between Registrant and Warren Stern (filed as Exhibit 10.42 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

10.27
Severance Agreement dated as of March 12, 2004, by and between Registrant and Bernard Beer (filed as Exhibit 10.43 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

10.28
Third Amendment to Lease Agreement dated as of February 13, 2004, by and between Continental Investors, L.P. and Registrant for commercial premises located at 433 Hackensack Avenue, Hackensack, New Jersey (filed as Exhibit 10.44 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

10.29	Audit committee charter dated March 6, 2006.
10.30
Fourth Amendment to Lease Agreement dated as of March 11, 2004, by and between Continental Investors, L.P. and Registrant for commercial premises located at 433 Hackensack Avenue, Hackensack, New Jersey (filed as Exhibit 10.46 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

Exhibit No.	Description
10.31
Consent Agreement and Amendment dated February 25, 2004 by and among Wyeth Holdings Corporation, Neurocrine Biosciences, Inc. and Registrant (filed as Exhibit 10.49 to the Quarterly Report on Form 10-Q on November 9, 2004 and incorporated herein by reference).

10.32
License Agreement dated February 25, 2004 by and among Wyeth Holdings Corporation and Registrant (filed as Exhibit 10.50 to the Quarterly Report on Form 10-Q on November 9, 2004 and incorporated herein by reference).

10.33
Amended and Restated License Agreement dated February 25, 2004 by and among Wyeth Holdings Corporation and Registrant (filed as Exhibit 10.51 to the Quarterly Report on Form 10-Q on November 9, 2004 and incorporated herein by reference).

10.34
Employment Agreement dated as of August 3, 2004, by and between Registrant and Barbara Duncan (filed as Exhibit 10.52 to the Quarterly Report on Form 10-Q on November 9, 2004 and incorporated herein by reference).

10.35
Exclusive License, Development and Commercialization Agreement, dated August 5, 2004, by and between MSD Warwick (Manufacturing) Ltd. and Registrant, portions of which are subject to a request for confidential treatment (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 14, 2004).1

10.36
Fifth Amendment to Lease Agreement dated November 15, 2004 by and among MSNW Continental Associates, LLC and Registrant (filed as Exhibit 10.56 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

10.37
Form of stock option agreement for options granted under the 2000 Stock Option and Grant Plan, as amended (filed as Exhibit 10.57 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

10.38
Amended and Restated Employment Agreement, dated as of May 23, 2005, by and between DOV Pharmaceutical, Inc. and Arnold S. Lippa. (filed as Exhibit 10.1 to Form 8-K on May 27, 2005 and incorporated herein by reference).

10.39
Restricted Stock Award Agreement, dated as of May 23, 2005, by and between DOV Pharmaceutical, Inc. and Arnold S. Lippa. (filed as Exhibit 10.1 to Form 8-K on May 27, 2005 and incorporated herein by reference).

10.40
Amendment Agreement dated August 5, 2005, between MSD Warwick (Manufacturing) Ltd. and Registrant, portions of which are subject to a confidential treatment request (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q on November 9, 2005 and incorporated herein by reference).1

10.41	Employment Agreement, dated as of June 29, 2005, by and between DOV Pharmaceutical, Inc. and Leslie Hudson (filed as Exhibit 10.1 to Form 8-K on July 6, 2005 and incorporated herein by reference).
10.42	Employment Agreement, dated as of December 1, 2005, by and between DOV Pharmaceutical, Inc. and Scott Myers.
10.43	Stock Option Agreement, dated as of December 1, 2005, by and between DOV Pharmaceutical, Inc. and Scott Myers.
10.44	Sixth Amendment to Lease Agreement dated July 7, 2005 by and among MSNW Continental Associates, LLC and Registrant.
10.45	Seventh Amendment to Lease Agreement dated September 7, 2005 by and among MSNW Continental Associates, LLC and Registrant.
10.46
Lease Agreement dated December 20, 2005 by and among Paragon 150 Pierce Street, LLC and Registrant as amended by the Lease Modification Agreement dated as of February 28, 2006 and the Second Lease Modification Agreement dated as of February 28, 2006.

14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).
14.2	Audit Committee Complaint Procedures (filed as Exhibit 14.2 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).
21.1	Subsidiaries of Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

DOV Pharmaceutical, Inc.

By:	/s/ Leslie Hudson
Name: Leslie Hudson Title: Chief Executive Officer and President Date: March 15, 2006

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Leslie Hudson	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2006
Leslie Hudson
/s/ Barbara G. Duncan	Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2006
Barbara G. Duncan
/s/ Arnold S. Lippa	Director	March 15, 2006
Arnold S. Lippa
/s/ Zola Horovitz	Director	March 15, 2006
Zola Horovitz
/s/ Patrick Ashe	Director	March 15, 2006
Patrick Ashe
/s/ Daniel S. Van Riper	Director	March 15, 2006
Daniel S. Van Riper
/s/ Theresa A. Bischoff	Director	March 15, 2006
Theresa A. Bischoff
/s/ Jonathan Silverstein	Director	March 15, 2006
Jonathan Silverstein

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DOV Pharmaceutical, Inc.

We have completed integrated audits of DOV Pharmaceutical, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DOV Pharmaceutical, Inc. and its subsidiaries (the Company) at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting included in Part II, Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 14, 2006

DOV PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$8,425,552	$28,934,473
Accounts receivable	—	355,969
Marketable securities—short-term	89,126,835	80,051,777
Prepaid expenses and other current assets	2,011,051	1,415,712
Total current assets	99,563,438	110,757,931
Marketable securities—long-term	—	23,235,823
Property and equipment, net	623,520	476,419
Deferred charges, net	1,999,548	2,252,380

Total assets	$102,186,506	$136,722,553

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,643,356	$3,273,357
Accrued expenses	6,892,738	3,911,550
Convertible line of credit promissory note	—	4,003,275
Deferred revenue—current	5,511,810	8,235,294
Total current liabilities	21,047,904	19,423,476

Deferred revenue—non-current	20,439,633	24,362,745
Convertible subordinated debentures	80,000,000	65,000,000
Commitments and contingencies
Stockholders' equity:
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, 0 shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $.0001 par value, 60,000,000 shares authorized, 23,090,970 issued and outstanding at December 31, 2005 and 21,462,628 issued and outstanding at December 31, 2004	2,309	2,146
Additional paid-in capital	136,495,644	128,500,216
Accumulated other comprehensive loss	(298,411)	(247,553)
Accumulated deficit	(153,284,922)	(100,317,086)
Unearned compensation	(2,215,651)	(1,391)
Total stockholders' equity (deficit)	(19,301,031)	27,936,332
Total liabilities and stockholders' equity	$102,186,506	$136,722,553

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
Revenue	$8,646,596	$2,542,381	$2,968,750
Operating expenses:
License expense	—	2,500,000	1,000,000
Research and development expense	53,982,908	24,764,118	22,683,859
General and administrative expense	9,110,135	6,360,158	5,173,581
Loss from operations	(54,446,447)	(31,081,895)	(25,888,690)
Interest income	3,711,747	934,360	851,104
Interest expense	(2,501,676)	(2,953,986)	(2,947,084)
Other income (expense), net	(4,415)	(7,855)	1,104,323
Net loss before tax	(53,240,791)	(33,109,376)	(26,880,347)
Income tax benefit	272,955	188,772	149,000
Net loss	$(52,967,836)	$(32,920,604)	$(26,731,347)

Basic and diluted net loss per share	$(2.32)	$(1.67)	$(1.73)
Weighted average shares used in computing basic and diluted net loss per share	22,837,265	19,729,765	15,489,426

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)/ EQUITY

	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit)/ Equity
Balance, December 31, 2002	354,643	$1,441	$81,523,234	$(40,665,135)	$(275,733)	$(179,091)	$40,759,359
Issuance of common stock and warrants	—	208	18,883,828	—	—	—	18,884,036
Amortization of unearned compensation	—	—	54,430	—	235,631	—	290,061
Issuance of options for services	—	—	694,360	—	—	—	694,360
Interest payable in convertible securities	—	—	1,857,961	—	—	—	1,857,961
Comprehensive loss:
Net loss, year ended December 31, 2003	—	—	—	(26,731,347)	—	—	(26,731,347)
Unrealized gain on marketable securities	—	—	—	—	—	150,863	150,863
Comprehensive loss	—	—	—	—	—	—	(26,580,484)
Balance, December 31, 2003	354,643	1,649	103,013,813	(67,396,482)	(40,102)	(28,228)	35,905,293
Issuance of stock	—	67	9,964,938	—	—	—	9,965,005
Issuance of stock for exercise of options and warrants	—	82	1,135,644	—	—	—	1,135,726
Issuance of stock for conversion of preferred	(354,643)	57	354,586	—	—	—	—
Issuance of stock for conversion of debt	—	291	11,499,694	—	—	—	11,499,985
Amortization of unearned compensation, net	—	—	314,635	—	29,938	—	344,573
Revaluation of options for services	—	—	(8,773)	—	8,773	—	—
Interest payable in convertible securities	—	—	2,225,679	—	—	—	2,225,679
Comprehensive loss:
Net loss, year ended December 31, 2004	—	—	—	(32,920,604)	—	—	(32,920,604)
Unrealized loss on marketable securities	—	—	—	—	—	(219,325)	(219,325)
Comprehensive loss	—	—	—	—	—	—	(33,139,929)
Balance, December 31, 2004	—	2,146	128,500,216	(100,317,086)	(1,391)	(247,553)	27,936,332
Issuance of stock for exercise of options and warrants	—	29	1,058,644	—	—	—	1,058,673
Issuance of stock for compensation	—	16	3,022,984	—	(3,023,000)	—	—
Issuance of stock for conversion of debt	—	118	4,024,520	—	—	—	4,024,638
Amortization of unearned compensation, net	—	—	—	—	808,740	—	808,740
Revaluation of options for services	—	—	(194,504)	—	—	—	(194,504)
Interest payable in convertible securities	—	—	83,784	—	—	—	83,784
Comprehensive loss:
Net loss, year ended December 31, 2005	—	—	—	(52,967,836)	—	—	(52,967,836)
Unrealized loss on marketable securities	—	—	—	—	—	(50,858)	(50,858)
Comprehensive loss	—	—	—	—	—	—	(53,018,694)
Balance, December 31, 2005	—	$2,309	$136,495,644	$(153,284,922)	$(2,215,651)	$(298,411)	$(19,301,031)

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net loss	$(52,967,836)	$(32,920,604)	$(26,731,347)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Purchased in-process research and development	—	—	5,305,681
Non-cash amortization of premium paid on marketable securities	1,317,033	909,486	1,196,880
Non-cash litigation settlement income	—	—	(42,651)
Net depreciation in investments	—	—	250,782
Realized loss in marketable securities	—	—	182,354
Net loss on sale of investments	—	—	8,839
Non-cash interest expense	105,147	2,913,361	2,943,737
Depreciation of assets	531,170	221,109	155,358
Amortization of deferred charges	401,068	58,302	94,868
Non-cash compensation charges	808,740	29,938	290,061
Options and common stock issued/revalued for services	(194,504)	314,635	694,360
Changes in operating assets and liabilities:
Due from DOV Bermuda (Elan Portion)	—	—	193,058
Accounts receivable	355,969	(355,969)	47,289
Prepaid expenses and other current assets	(315,289)	(97,878)	(487,093)
Accounts payable	5,369,999	1,433,702	(60,004)
Accrued expenses	2,981,188	2,690,736	179,762
Deferred revenue	(6,646,596)	32,598,039	(2,968,750)
Net cash provided by (used in) operating activities	(48,253,911)	7,794,857	(18,746,816)

Cash flows from investing activities
Purchase of in-process research and development	—	—	(5,305,681)
Purchases of marketable securities	(139,579,923)	(125,039,485)	(76,237,406)
Sales of marketable securities	152,372,796	63,494,000	73,104,160
Sales of investments	—	—	786,854
Purchases of property and equipment	(678,271)	(332,578)	(181,808)
Net cash provided by (used in) investing activities	12,114,602	(61,878,063)	(7,833,881)

Cash flows from financing activities
Borrowings under convertible debenture, net of issuance costs	14,571,715	62,625,949	—
Proceeds from issuance of stock, net of cash costs	—	9,965,005	14,753,248
Proceeds from options and warrants exercised	1,058,673	1,135,726	1,738,875
Net cash provided by financing activities	15,630,388	73,726,680	16,492,123
Net (decrease) increase in cash and cash equivalents	(20,508,921)	19,643,474	(10,088,574)
Cash and cash equivalents, beginning of year	28,934,473	9,290,999	19,379,573
Cash and cash equivalents, end of year	$8,425,552	$28,934,473	$9,290,999
Supplemental disclosures of cash flow information
Interest paid	$1,127,778	$3,818	$3,346
Non-cash issuance of warrants	—	—	$2,391,913
Issuance of stock upon conversion of debt	$4,024,638	$11,570,504	—

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Organization

DOV Pharmaceutical, Inc. (the “Company”) was incorporated in May 1995 under the laws of New Jersey and reincorporated in Delaware in November 2000.

The Company is a biopharmaceutical company focused on the discovery, in-licensing, development and commercialization of novel drug candidates for central nervous system disorders. The Company has product candidates in clinical trials, and one product candidate for which two new drug applications, or NDAs, were filed in the first half of 2005, targeting insomnia, pain and depression. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the United States but it also conducts clinical studies outside the United States.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported assets, liabilities, revenues, earnings, financial position and various disclosures. Significant estimates have included accrued litigation settlement costs, the value of investments, the valuation allowance recorded for deferred tax assets and the development period for the Company’s products. Actual results could differ from those estimates and the differences could be material.

Segment and Geographic Information

The Company has determined it has one reportable operating segment as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. The Company has evaluated its investment policies consistently with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and has determined that all its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders´ Equity under the caption "Accumulated Other Comprehensive Income (Loss)." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At December 31, 2005 and 2004, short-term marketable securities included $21.2 million and $61.6 million of investments, respectively, primarily comprised of investment grade asset-backed, variable-rate debt obligations, commercial paper and money market funds.  Accordingly, the investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 28 days.  Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities, thus they are classified as short-term marketable securities.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on furniture and fixtures and machinery and equipment over their estimated useful lives ranging from 2 to 7 years, using principally the straight-line method. Leasehold improvements are amortized over the lesser of the term of the respective lease or the useful lives of the related assets. Expenditures for maintenance and repairs are expensed to operations as incurred. Gains and losses from sales and retirements are included in income (loss) from operations as they occur. In the fourth quarter of 2005, due to a change in information technology at the Company, the Company determined that certain assets with a residual book value of $167,000 would no longer be utilized and therefore the estimated useful life was adjusted to reflect the zero economic value of these assets.

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

Deferred Charges

Deferred charges are issuance costs for the convertible debentures, the convertible promissory note and the convertible line of credit promissory note and were and are being amortized over the term of the instruments in the case of the convertible promissory note and the convertible line of credit promissory note and over seven years, that is, to the first put date, for the convertible debentures. Please refer to Footnote 5.

Revenue Recognition

Revenue is recognized under collaboration or research and development agreements when services are performed or when contractual obligations and/or milestones are met and amounts are considered collectible. The Company has adopted the milestone payment method to account for milestone payments received pursuant to development agreements. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Cash received in advance of revenue recognition for license fees is recorded as deferred revenue and recognized when earned over the research and development period. On August 5, 2004, the Company entered into an agreement with Merck (and amended in August 2005) for the worldwide development and commercialization of all indications for DOV 21,947 and certain indications for DOV 216,303 in exchange for a $35.0 million up-front payment and the right to receive further payments of up to $420.0 million upon the achievement of certain milestones and royalties based on product net sales, if any. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period of 72 months. The time period of the development period is a significant estimate used in the preparation of the financial statements.

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

The following represents a detail of amounts included in research and development expense:

	Years Ended December 31,
	2005	2004	2003
Payroll related and associated overhead	$10,720,094	$5,773,704	$4,774,687
Clinical and preclinical trial costs	41,525,596	18,103,432	11,497,889
Purchased in-process research and development	—	—	5,305,681
Professional fees	1,128,136	503,789	836,158
Travel	609,082	383,193	269,444
Total research and development expense	$53,982,908	$24,764,118	$22,683,859

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

	Years Ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders	$(52,967,836)	$(32,920,604)	$(26,731,347)
Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	22,837,265	19,729,765	15,489,426
Basic and diluted net loss per share	$(2.32)	$(1.67)	$(1.73)
Antidilutive securities not included in basic and diluted net loss per share calculation:
Convertible subordinated debentures	3,516,484	2,857,143	—
Convertible preferred stock	—	—	574,521
Convertible promissory note	—	—	2,827,780
Convertible line of credit promissory note	—	1,173,981	1,064,966
Options	3,540,966	2,646,176	2,631,370
Warrants	819,731	895,366	1,396,766
	7,877,181	7,572,666	8,495,403

Comprehensive Loss
	Years Ended December 31,
	2005	2004	2003
Net loss	$(52,967,836)	$(32,920,604)	$(26,731,347)
Reclassification for losses included in net loss	—	—	182,354
Net unrealized losses on marketable securities	(50,858)	(219,325)	(31,491)
Comprehensive loss	$(53,018,694)	$(33,139,929)	$(26,580,484)

Other Income (Expense), net
	Years Ended December 31,
	2005	2004	2003
Directors’ and officers’ insurance recovery (Note 14)	$—	$—	$1,556,000
Decrease in value of warrants to acquire Neurocrine stock, net (Note 12)	—	—	(250,759)
Decrease in value of warrants related to shareholder class action lawsuit (Note 14)	—	—	42,651
Other expense, net	(4,415)	(7,855)	(243,569)
Other income (expense), net	$(4,415)	$(7,855)	$1,104,323

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

If the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net loss would be as follows:

	For the Years Ended December 31,
	2005	2004	2003
Net loss attributed to common stockholders:
As reported	$(52,967,836)	$(32,920,604)	$(26,731,347)
Add: total stock-based employee compensation expense determined under APB No. 25	808,740	29,938	290,061
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(6,116,809)	(3,871,325)	(1,684,376)
Pro forma	$(58,275,905)	$(36,761,991)	$(28,125,662)
Basic and diluted net loss per share applicable to common stockholders:
As reported	$(2.32)	$(1.67)	$(1.73)
Pro forma	$(2.55)	$(1.86)	$(1.82)

For purposes of the computation of the pro forma effects on the net loss above, the fair value of each employee option is estimated using the Black-Scholes option pricing model and using the following assumptions:

December 31,
	2005	2004	2003
Risk-free interest rate	3.73%-4.49%	3.78%-4.90%	3.46%-4.41%
Expected lives	6 years	6-10 years	10 years
Expected dividends	None	None	None
Expected volatility	64.27%-67.90%	69.74%-76.27%	76.58%-87.41%

The weighted average per share fair value of Company's common stock options granted to directors, officers and employees for the years ended December 31, 2005, 2004 and 2003 approximated $16.75, $10.97 and $10.59 respectively.

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

Liquidity

Since the Company’s inception, it has incurred significant operating losses and management expects that it will continue to do so for the foreseeable future. As of December 31, 2005, it had an accumulated deficit of $153.3 million. The Company has depended upon equity and debt financings and license fee and milestone payments from its collaborative partners and licensees to fund its operations and research and product development programs and expects to do so for the foreseeable future. The Company currently has no commitments or arrangements for any financing. Management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund the Company’s anticipated operating expenses, debt obligations and capital requirements until at least March 31, 2007. If at any time sufficient capital is not available, either through existing capital resources or through raising additional funds, the Company may be required to delay, reduce the scope of, eliminate or divest one or more of its product development programs.

Concentration of Credit Risk

Cash and cash equivalents are invested in deposits with significant financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $5.6 million of the Company's cash balance was uninsured at December 31, 2005.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, it generally recognizes no compensation cost for employee stock options. The Company will adopt the provisions of SFAS No. 123R on a prospective basis in the first quarter of 2006. As a result of the provisions of SFAS 123R, the Company expects the compensation charges under SFAS 123R to be in the range of $7.0 million to $8.0 million for the year ended December 31, 2006 which reflects the awards granted through February 2006. Management has not estimated compensation charges with respect to future awards as this is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of our stock price, forfeiture rates and the timing of future employee stock option grants. We will recognize compensation cost for stock-based awards which vest after December 31, 2005, on a straight-line basis over the requisite service period of the award.

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

3. Marketable Securities

Available-for-sale securities are classified as short-term regardless of their maturity date if the Company has them available to fund operations within one year of the balance sheet date. Auction-rate securities are highly liquid securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. These securities can either be debt or preferred shares. The following is a summary of marketable securities classified as "available-for-sale" securities as required by SFAS 115 as of December 31, 2005.

			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Less than 12 Months	Greater than 12 Months	Estimated Fair Value
Institutional money market	$2,580,748	$—	$—	$—	$2,580,748
Amounts included in cash and cash equivalents	$2,580,748	$—	$—	$—	$2,580,748
Corporate debt	$68,250,246	$—	$(299,915)	$—	$67,950,331
Auction rate securities	21,175,000	1,504	—	—	21,176,504
Amounts included in marketable securities - short-term	$89,425,246	$1,504	$(299,915)	$—	$89,126,835

The following is a summary of the amortized cost and estimated value of debt securities by contractual maturity at December 31, 2005, excluding securities classified as cash and cash equivalents.

	Amortized Cost	Estimated Fair Value
Due in less than one year	$89,425,246	$89,126,836
Due between one and two years	—	—

Total	$89,425,246	$89,126,836

The following is a summary of marketable securities classified as "available-for-sale" securities as required by SFAS 115 as of December 31, 2004.

			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Less than 12 MonthsGross Unrealized Losses	Greater than 12 Months	Estimated Fair Value
Institutional money market	$23,045,858	$—	$—	$—	$23,045,858
Amounts included in cash and cash equivalents	$23,045,858	$—	$—	$—	$23,045,858
Corporate debt	$16,994,099	$—	$(77,222)	$—	$16,916,877
Asset-backed securities	1,514,605	—	(4,705)	—	1,509,900
Auction rate securities	61,624,790	210	—	—	61,625,000
Amounts included in marketable securities - short-term	$80,133,494	$210	$(81,927)	$—	$80,051,777
Corporate debt	$23,401,659	$—	$(165,836)	$—	$23,235,823
Amounts included in marketable securities - long-term	$23,401,659	$—	$(165,836)	$—	$23,235,823

4. Property and Equipment

Property and equipment consist of the following at:
		December 31,
	Years	2005	2004
Furniture and fixtures	7	$409,454	$324,949
Machinery and equipment	2-5	1,183,067	672,056
Leasehold improvements	2-5	300,481	217,726
		1,893,002	1,214,731
Less accumulated depreciation		1,269,482	738,312
Property and equipment, net		$623,520	$476,419

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

The fair value of our subordinated convertible debentures, based on the price for the debentures at December 31, 2005 and 2004 approximated $70.6 million and $68.6 million respectively.

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

On March 24, 2003, the Company and Elan agreed to eliminate the exchange feature of the instrument previously referred to as the convertible exchangeable promissory note discussed below. The exchange right had previously given Elan the ability to exchange, at any time during the term of the note, the principal portion of the note into an equal ownership position with the Company in DOV Bermuda. All other significant terms of the note, which included the right to convert the principal and accrued interest at any time into shares of the Company’s common stock at $3.98 per share until the expiration of the note in January 2005, remained the same. In connection with this amendment to the note, the Company issued to Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan, warrants to purchase 75,000 shares of DOV common stock with a strike price of $10.00 per share and with an expiration date of January 21, 2006. As of March 24, 2003, the Company determined the fair value of the warrants at $164,000, which was capitalized and was amortized over the remaining term of the note. Elan converted the warrants into common stock in January 2005.

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

Elan Notes

In January 1999, the Company issued a convertible promissory note in the amount of $8,010,000 and a convertible line of credit promissory note in the maximum initial principal amount of $7,008,750 to EIS. The fair value of the convertible line of credit promissory note outstanding was $21,190,356 as of December 31, 2004. The excess fair value over the carrying amount is due to the increased value of the conversion feature in this note since its issuance. The estimated fair-value amount has been determined using the Black-Scholes methodology.

a. Convertible Promissory Note

On May 25, 2004, EIS converted the outstanding principal and accrued interest totaling $11.6 million into 2,907,162 shares of the Company’s common stock. The convertible promissory note provided for interest to accrue at the rate of 7% per annum compounded on a semi-annual basis.

During 2004 and 2003, the interest feature in the convertible promissory note was determined to include a beneficial conversion feature as the interest is convertible into shares of the Company or payable in cash at the option of EIS. The Company is accounting for this feature in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments." The Company recorded $893,792 and $1,178,871 of additional interest expense associated with this beneficial conversion feature in 2004 and 2003, respectively, with a corresponding increase in additional paid-in capital.

For the years ended December 31, 2004 and 2003, the accrued interest excluding the additional interest noted above on the note amounted to $315,939 and $748,309 respectively was recorded as interest expense and added to the principal balance of the note.

b. Convertible Line of Credit Promissory Note

During 2004, EIS sold the convertible line of credit promissory note to an institutional investor and on January 20, 2005, the holder converted the entire balance of the note and the accrued interest into 1,180,246 shares of the Company’s common stock. The convertible line of credit promissory note provided for interest to accrue at the rate of 10% per annum compounded on a semi-annual basis.

At December 31, 2005 and 2004, principal borrowings were $0 and $2,441,600, respectively under the convertible line of credit promissory note. For the years ended December 31, 2005, 2004 and 2003 accrued interest expense on this note amounted to $21,364, $371,743 and $337,468 respectively, which was recorded as interest expense and added to the principal balance of the note.

Also during 2005, 2004 and 2003 the interest feature in the note was determined to include a beneficial conversion feature as the interest is convertible into shares of the Company or payable in cash at the option of EIS. The Company is accounting for this feature in accordance with EITF 98-5 and EITF 00-27. The Company recorded $83,784, $1,331,887 and $679,089 of additional interest expense associated with this beneficial conversion feature in 2005, 2004 and 2003 respectively, with a corresponding increase to additional paid-in capital.

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2005	2004
Accrued milestone prepaid by Neurocrine (Note 12)	$—	$2,000,000
Accrued investigator fees	2,473,676	—
Accrued professional fees	380,950	722,777
Accrued bonuses	1,131,940	633,000
Accrued other	667,881	39,979
Accrued taxes	40,500	173,875
Accrued interest	922,222	40,625
Accrued payroll, vacation and other	1,275,569	301,294
	$6,892,738	$3,911,550

8. Income Taxes

No U.S. Federal taxes are payable at December 31, 2005 and 2004. However, as of December 31, 2005 and 2004, the Company did have a $6,000 and $101,000 state tax liability computed under the New Jersey alternative minimum assessment regime.

During 2005 and 2004, the Company sold $3.5 million and $3.7 million, respectively, of state net operating loss (“NOL”) carryforwards under the New Jersey Tax Benefit Transfer Program. The proceeds from the sale of the NOLs amounted to $273,000 and $290,000, which are reported as a tax benefit in 2005 and 2004, respectively.

At December 31, 2005, the Company had approximately $90.3 million of federal and $72.0 million of state NOL carryforwards available to offset future taxable income. The federal and state NOL carryforwards will begin expiring in 2010 if not utilized. The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Included in the federal and state NOL carryforwards is approximately $10.8 million related to non-qualified stock option expense.

For financial reporting purposes, a valuation allowance of $58.9 million has been recorded at December 31, 2005, to fully offset the deferred tax asset related to these carryforwards in accordance with SFAS 109. SFAS 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized."

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

The principal components of the deferred tax asset, assuming a 34% Federal tax rate and a 9% gross state tax rate, are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Fixed assets and intangible assets	$592,805	$500,188
Capitalized research and development, net	9,570,481	—
Deferred revenue	11,159,120	14,017,157
Accrued other	392,361	77,637
Net operating loss carryforward	37,190,602	10,806,536
Total gross deferred tax assets	58,905,369	25,401,518
Valuation allowance	(58,905,369)	(25,401,518)
Net deferred tax assets	$—	$—

The net change in valuation allowance for 2005 and 2004 was an increase of approximately $33.5 million and $13.9 million, respectively, which is primarily the result of additional net operating losses incurred by the Company for which a benefit has not been recorded as well as the retroactive capitalization of certain research and development expenditures previously deducted. The Company's subsidiary in Ireland did not incur income taxes in 2005 based on its current business activities.

The difference between the Federal statutory tax rate (34%) and the effective tax rate (0.5%) is primarily due to the increase in valuation allowance in all periods presented and the sale of the state NOL carryforwards.

9. Equity Transactions

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

On January 20, 2005, the Company’s convertible promissory line of credit note totaling $4.0 million of outstanding principal and accrued interest was converted into 1,180,246 shares of the Company’s common stock.

Stock Option Plans

1998 Stock Option Plan

The Company's 1998 Stock Option Plan (the "1998 Plan") was adopted by the Company's board of directors on September 10, 1998. Under the 1998 Plan, the Company has granted stock options to selected officers, employees, directors and consultants of the Company. The Company's board of directors administers the 1998 Plan. The 1998 Plan provided for the issuance of 2,025,000 shares of common stock. As of December 31, 2005, options to purchase 414,200 shares of common stock were outstanding under the 1998 Plan. As of October 15, 2000 all new option grants are issued under the 2000 stock option plan. The term of the options granted under the 1998 Plan is ten years. Awards under the 1998 Plan are fully vested.

2000 Stock Option and Grant Plan

The Company's 2000 Stock Option and Grant Plan (the "2000 Plan") was adopted by the Company's board of directors on November 18, 2000 and amended on March 20, 2002, May 30, 2003, December 19, 2003, May 24, 2004 and May 23, 2005. The 2000 Plan provides for the granting of stock, stock options, restricted stock and stock appreciation rights. Under the 2000 Plan, the Company has granted options to certain employees and non-employee advisors. The Company's board of directors administers the 2000 Plan. Options granted under the 2000 Plan have a maximum term of ten years. Options issued generally vest either 25% on the first anniversary of grant and  the balance ratably over the next 36 months or 25% on the first anniversary of grant and the balance ratably over the next three years or 50% 18 months after grant and the balance ratably quarterly over the next 18 months. The 2000 Plan also provides the Company's board of directors with the discretion to accelerate exercisability of any award. As of December 31, 2005, the 2000 Plan allowed for the issuance of up to 3,692,090 shares of common stock plus that number of shares of common stock underlying any future termination, cancellation or reacquisition options granted under the 1998 Plan. Additionally, if any of the 310,000 outstanding options granted under the non-plan option grant (as described below) are terminated, canceled or otherwise reacquired by the Company, that number of reacquired shares will also become available for issuance under the 2000 Plan. As of December 31, 2005, options to purchase 2,531,766 shares of common stock and 160,000 restricted stock awards were outstanding and 507,193 shares of common stock were available for future grants under the 2000 Plan.

During 2005, the Company awarded its then current Chief Executive Officer 60,000 shares of restricted common stock, valued at $903,000, under the Company’s 2000 stock option and grant plan, subject to ratable annual vesting over three years provided he remains as a director of the Company. In addition, the Company awarded its new Chief Executive Officer 100,000 shares of restricted stock, valued at $2.1 million vesting annually ratably over four years. The Company recorded a charge to operations of $808,000 during 2005 in relation to these grants.

Non-Plan Option Grants

In 2000, in connection with the commencement of employment, the Company granted to an officer stock options to acquire 405,000 shares of common stock at an exercise price of $2.78 per share. Of these, 310,000 are vested and remain outstanding as of December 31, 2005.

In 2005, in connection with the commencement of employment, the Company granted to an officer stock options to acquire 285,000 shares of common stock at an exercise price of $14.28 per share. As December 31, 2005, none are vested and all remain outstanding.

Employee and Director Grants

Prior to 2003, the Company granted stock options to employees and directors with an exercise price less than fair market value. These options gave rise to unearned compensation as of the date of the grant, which amount has been amortized to operations over the vesting period. These options resulted in a charge to operations of $1,389, $29,938 and $235,631 in 2005, 2004 and 2003, respectively.

Non-Employee Options and Warrants

In September 2003, the Company issued 285,000 options to a non-employee consultant. 50% of the options vested on June 3, 2005 (18 months after the consultant became a full-time employee), with the remainder vesting ratably quarterly over the next 18 months. The options resulted in a charge to operations of $243,263 in 2003. The non-employee consultant became an employee in December 2003.

In February 2002, the Company issued 8,100 options to a non-employee consultant. 25% of the options vest at the end of each year for the next four years. The options resulted in a reduction of expenses in operations of $11,504 in 2005 and a charge to operations of $21,020 and $43,371 in, 2004 and 2003, respectively.

The Company granted 64,800 options to non-employees for the year ended December 31, 2001. These options were valued at fair value and resulted in a reduction of expenses in operations of $183,000 and a charge to operations of $293,616 and $407,726 in 2004 and 2003, respectively.

Option activity for the years ended December 31, 2003, 2004 and 2005 was as follows:

	Options	Weighted Average Options Exercise Price
Options Outstanding, December 31, 2002	2,950,599	$3.56
Granted	592,300	$12.82
Exercised	(560,954)	$3.13
Forfeited	(350,575)	$5.28
Options Outstanding, December 31, 2003	2,631,370	$5.51
Granted	610,750	$13.86
Exercised	(519,507)	$3.27
Forfeited	(76,437)	$10.97
Options Outstanding, December 31, 2004	2,646,176	$7.72
Granted	1,282,250	$16.75
Exercised	(231,520)	$4.57
Forfeited	(155,940)	$13.36
Options Outstanding, December 31, 2005	3,540,966	$10.94

	Options Outstanding as of December 31, 2005			Options Exercisable as of December 31, 2005
	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Price range $2.27-$7.00	4.98 years	1,385,006	$3.52	1,335,181	$3.44
Price range $7.01-$11.74	6.45 years	34,160	8.18	19,440	8.20
Price range $11.75-$16.48	8.74 years	1,440,250	14.36	370,918	14.50
Price range $16.49-$21.20	9.16 years	681,550	18.93	45,750	16.89
		3,540,966	10.94	1,771,289	6.16

Warrants

At December 31, 2005, warrants to purchase 819,731 shares of the Company's common stock were outstanding with a weighted average exercise price of $12.63. All outstanding warrants are fully vested. The details of the warrants for common stock outstanding at December 31, 2005 were as follows:

Number of Shares Underlying Warrants	Exercise Price	Expiration Date
392,857	$16.00	July 2006
48,498	$6.17	August 2006
2,980	$6.17	October 2006
375,396	$10.00	June 2009
819,731

10. Employment Agreements

On May 23, 2005, the Company entered into a two-year employment agreement with Dr. Lippa, the Company’s then Chief Executive Officer, which continued his existing agreement, with certain changes, that was extended in January 2005. Such changes include severance protection in the event of a termination of employment without cause or good reason equal to payment of base compensation for the greater of one year and the balance of the term of the agreement, subject to consulting obligations. In addition, the agreement includes a change in control severance protection equal to two years’ base compensation, elimination of a 2% bonus based upon gross proceeds in the event of a sale of the Company and elimination of incentive compensation for licensing. He was also awarded 60,000 shares of restricted common stock, valued at $903,000, under the Company’s 2000 stock option and grant plan, subject to ratable annual vesting over three years provided he remains as a director of the Company. As of July 28, 2005, Dr. Lippa’s employment terminated thus requiring the Company to pay the contractual severance. As a result, the Company recorded a severance obligation of $790,000 as of June 30, 2005. Dr. Lippa remains as chairman of the board of directors.

On June 29, 2005, the Company entered into a three-year employment agreement with Dr. Hudson as Chief Executive Officer and President. Under the agreement, Dr. Hudson will receive a salary of at least $425,000 per annum and will receive, upon commencement of employment on July 28, 2005, 100,000 shares of restricted stock, valued at $2.1 million, and 225,000 stock options at an exercise price of $21.20, each vesting ratably annually over four years. Dr. Hudson will also receive a bonus of $85,000 in January 2006, and the parties have agreed that his target bonus for fiscal year 2006 and each subsequent year of his employment agreement will be 40% of base compensation upon achievement of milestones established by the compensation committee of the board of directors. He will also be eligible for other benefits, including relocation allowances. For qualified events of severance, Dr. Hudson will be entitled to base compensation for the balance of his agreement subject to a minimum of one-year base compensation and an additional severance payment equal to his prior incentive bonus in the case of a termination following a change of control.

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

11. Savings and Investment Plan

The Company adopted the DOV Pharmaceutical, Inc. 401(k) Savings and Investment Plan (the "401(k) Plan"), effective January 1, 2002, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is a defined contribution plan established to provide retirement benefits for all employees who have attained 21 years of age.

The 401(k) Plan is employee funded up to an elective annual deferral and also provides an option for the Company to contribute to the 401(k) Plan at the discretion of the 401(k) Plan's trustees. During fiscal 2005, 2004 and 2003, the Company did not contribute to the 401(k) Plan.

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

In 2001, Neurocrine made a milestone payment to the Company of $1,300,000 in cash and warrants to purchase 75,000 shares of Neurocrine common stock of which the Company owed to Wyeth 35%. Before distributing Wyeth’s portion of the warrants to Wyeth and selling its portion of the warrants in 2003, the Company adjusted the value of the warrants to their then depreciated fair value and thus recognized a decrease in the value of warrants to acquire Neurocrine common stock of $251,000.

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

In connection with this agreement, the former Chief Executive Officer and former President of the Company, respectively, entered into consulting agreements with Neurocrine in which they agreed to provide certain consulting services for an annual service fee of $50,000 each. Subsequently, these original consulting agreements were terminated and new consulting agreements with entities in which the Chief Executive Officer and President retain beneficial ownership were implemented. To date, services under these agreements have not been requested. This portion of the Neurocrine agreement is not reflected in the financial statements of the Company.

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

As noted above, on February 25, 2004, the Company entered into agreements to reorganize its sublicense agreement with Neurocrine. The restated agreement provides for a royalty term of the last to expire of Wyeth patents or any patent owned or controlled by Neurocrine covering indiplon and ten years. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon. Accordingly, the reorganization with Neurocrine allows Neurocrine to pay to DOV royalty and milestone payments net of those amounts that would be owed by the Company to Wyeth under the earlier agreement. The Company’s economics will therefore remain unchanged and it will continue to be entitled to receive $1.5 million in aggregate milestones upon Neurocrine’s NDA approval and 3.5% royalty on worldwide sales. In 2004, the Company received a $2.0 million milestone payment from Neurocrine for the NDA filing for indiplon. However, because the original NDA filing was not accepted by the FDA and the agreement with Neurocrine indicates that the $2.0 million milestone is earned once an NDA has been submitted according to certain FDA regulations, the Company recognized this payment as revenue once the filing was accepted by the FDA on June 14, 2005.

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

On August 5, 2005, Merck and DOV amended their license agreement such that the Company will initially carry out at its expense certain development work involving DOV 21,947. Merck is authorized to choose one of the Company’s preclinical triple reuptake inhibitors for inclusion in the agreement at no additional up-front fee. Merck may reassume the financial development and commercialization under the agreement for DOV 21,947 at any time and is required to do so upon successful completion of a pivotal Phase II clinical trial as defined by Merck. Upon this occurrence, Merck will reimburse DOV for its approved development expenditures for DOV 21,947 incurred and pay a success premium on certain of that work. In addition, the first development milestone in the original agreement will be payable to DOV. Merck and DOV have each retained certain termination rights under the amendment. If the test results are not successful as defined, Merck may elect to make such payments to DOV and retain DOV 21,947 but is not required to do so.

Biovail Agreement

On March 28, 2003, the Company entered into a separation agreement with Biovail that provided for the return of the Company's December 2000 patent for the immediate and controlled release of diltiazem and termination of the 2001 exclusive license agreement with Biovail for development of the DOV compound for the treatment of angina and hypertension. In consideration of the termination of the 2001 agreement and the return of the patent, DOV agreed to a $1.0 million payment to Biovail upon signing, contingent payments to Biovail of $3.0 million upon receipt of marketing authorization for the drug and up to a maximum of $7.5 million based upon sales. The Company recorded a charge for the $1.0 million signing payment in the first quarter of 2003. This payment was to obtain the patent and related clinical data from Biovail. As this product will require FDA approval prior to marketing and the patent has no alternative future use, the Company expensed the entire license fee. As the separation agreement ends DOV's performance obligations, the agreement also resulted in the recognition in the first quarter of 2003 the remaining deferred revenue, totaling approximately $3.0 million as of December 31, 2002, of the original $7.5 million license fee paid to DOV in 2001. In addition, as a result of the separation agreement, Biovail and DOV also agreed to release any and all claims.

Operating Leases

The Company leases office space under a long-term operating lease expiring in the year 2008. The Company also leases various office and transportation equipment under operating leases with terms ranging from one to three years.

As of December 31, 2005, the total non-cancelable future minimum rental payments under the above-mentioned leases are as follows:

Year ending December 31,
2006	$1,202,376
2007	1,217,830
2008	613,981
2009	—
$3,034,187

Rent expense incurred for office space and equipment leases amounted to $699,588, $406,838 and $348,347 and for the years ended December 31, 2005, 2004 and 2003.

In February 2006, the Company committed to a ten year operating lease for 133,686 sq. feet facility in Somerset, New Jersey which will serve as its corporate headquarters and principal place of business effective May 2006. In connection with this lease the Company has entered into a stand-by letter of credit facility for $4.2 million to serve as collateral for its performance under the lease. As a result of the Landlord’s consummation of its purchase of the premises, the term of the lease commenced on February 28, 2006 and will expire on the tenth anniversary of such commencement date. The lease provides the Company with two options to extend the lease term, each for five year periods. The rent is payable in monthly installments and is approximately $2.9 million per year for the first five years of the initial term and $3.1 million per year for the remainder of the initial term.

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

14. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2005, 2004 and 2003. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

	Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31(a)
2005	(In thousands, except per share data)
Revenue	$2,059	$3,832	$1,378	$1,378
Net loss after tax benefit	(9,108)	(11,218)	(15,710)	(16,932)
Net loss attributable to common stockholders	(9,108)	(11,218)	(15,710)	(16,932)
Basic and diluted net loss per share	(0.41)	(0.49)	(0.68)	(0.73)

2004
Revenue	$—	$—	$343	$2,199
Net loss after tax benefit	(7,690)	(8,342)	(12,008)	(4,881)
Net loss attributable to common stockholders	(7,690)	(8,342)	(12,008)	(4,881)
Basic and diluted net loss per share	(0.46)	(0.43)	(0.56)	(0.23)

(a) In the fourth quarter of 2003 the Company paid $5.0 million for the purchase of Nascime and the product candidates, bicifadine and ocinaplon, and $306,000 for transfer taxes associated with the acquisition. The $5.3 million is included as research and development expense.