Form 10-Q
period 2006-03-31
DOV PHARMACEUTICAL INC
filed 2006-05-09
CIK 1066833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2006

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

On April 26, 2006, there were outstanding 23,292,405 shares of the registrant’s common stock, par value $0.0001 per share.

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended March 31, 2006

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

•
develop and execute Phase II and III clinical programs for bicifadine, our novel analgesic, revised as necessary to take into account the drug’s recent failure to achieve statistically significant effects relative to placebo;

•	meet our development schedule for our product candidates, including with respect to clinical trial initiation, enrollment and completion;

•	meet applicable regulatory standards and receive required regulatory approvals on our anticipated time schedule or at all;

•	meet or require our partners to meet obligations and achieve milestones under our license and other agreements;

•	successfully execute the development plan under and otherwise achieve the results contemplated by the 2005 amendment to our license agreement with Merck;

•	obtain and maintain collaborations as required with pharmaceutical partners;

•	obtain substantial additional funds;

•	obtain and maintain all necessary patents, licenses and other intellectual property rights; and

•	produce drug candidates in commercial quantities at reasonable costs and compete successfully against other products and companies.

You should refer to the “Part II—Other Information” section of this report under the subheading “Item IA. Risk Factors” for a detailed discussion of some of the factors that may cause our actual results to differ materially from our forward-looking statements. We qualify all our forward-looking statements by these cautionary statements. There may also be other material factors that may materially affect our forward-looking statements and our future results. As a result of the foregoing, readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation and do not intend to update any forward-looking statement.

PART I – FINANCIAL INFORMATION

ITEM I. Financial Statements

DOV PHARMACEUTICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,443,306	$8,425,552
Marketable securities—short-term	65,453,259	89,126,835
Prepaid expenses and other current assets	1,908,653	2,011,051
Total current assets	75,805,218	99,563,438
Restricted cash—long-term	4,211,109	—
Property and equipment, net	544,135	623,520
Deferred charges, net	1,899,571	1,999,548
Total assets	$82,460,033	$102,186,506
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,149,954	$8,643,356
Accrued expenses	6,399,511	6,892,738
Deferred revenue—current	5,511,810	5,511,810
Total current liabilities	20,061,275	21,047,904
Deferred revenue—non-current	19,061,680	20,439,633
Convertible subordinated debentures	80,000,000	80,000,000
Commitments and contingencies
Stockholders' deficit:
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, 0 shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.0001 par value, 60,000,000 shares authorized, 23,287,405 issued and outstanding at March 31, 2006 and 23,090,970 issued and outstanding at December 31, 2005	2,329	2,309
Additional paid-in capital	137,053,482	136,495,644
Accumulated other comprehensive loss	(164,844)	(298,411)
Accumulated deficit	(173,553,889)	(153,284,922)
Unearned compensation	—	(2,215,651)
Total stockholders' deficit	(36,662,922)	(19,301,031)
Total liabilities and stockholders' deficit	$82,460,033	$102,186,506

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

Revenue	$1,377,953	$2,058,823
Operating expenses:
Research and development expense	17,878,936	9,806,602
General and administrative expense	4,010,222	1,632,110
Loss from operations	(20,511,205)	(9,379,889)
Interest income	835,583	878,814
Interest expense	(599,977)	(600,608)
Other income (expense), net	6,632	(5,931)
Net loss	$(20,268,967)	$(9,107,614)

Basic and diluted net loss per share	$(0.87)	$(0.41)

Weighted average shares used in computing basic and diluted net loss per share	23,199,611	22,420,128

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

Cash flows from operating activities
Net loss	$(20,268,967)	$(9,107,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of premium paid on marketable securities	224,443	287,079
Non-cash interest expense	—	105,148
Depreciation	102,024	69,615
Amortization of deferred charges	99,977	36,186
Non-cash compensation charges	2,099,313	682
Warrants, options and common stock revalued for services	80,894	(294,063)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	102,398	(20,409)
Accounts payable	(493,402)	211,837
Accrued expenses	(493,227)	1,235,843
Deferred revenue	(1,377,953)	(2,058,823)
Net cash used in operating activities	(19,924,500)	(9,534,519)
Cash flows from investing activities
Purchases of marketable securities	(24,007,300)	(72,120,280)
Sales of marketable securities	47,590,000	49,947,796
Establishment of line of credit for property lease	(4,211,109)	—
Purchases of property and equipment	(22,639)	(131,684)
Net cash provided by (used in) investing activities	19,348,952	(22,304,168)
Cash flows from financing activities
Borrowings under convertible debenture, net of issuance costs	—	14,571,715
Proceeds from options exercised	593,302	326,906
Net cash provided by financing activities	593,302	14,898,621
Net increase (decrease) in cash and cash equivalents	17,754	(16,940,066)
Cash and cash equivalents, beginning of period	8,425,552	28,934,473
Cash and cash equivalents, end of period	$8,443,306	$11,994,407

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported assets, liabilities, revenues, earnings, financial position and various disclosures. Significant estimates have included stock-based compensation expense, accrued litigation settlement costs, the value of investments, the valuation allowance recorded for deferred tax assets and the development period for the Company’s products. Actual results could differ from those estimates and the differences could be material.

Deferred Charges

Deferred charges are issuance costs for the convertible debentures that are being amortized over seven years, that is, to the first put date. Please refer to Footnote 6.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. For certain periods, the Company has excluded the shares issuable on conversion of the convertible subordinated debentures, outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are antidilutive as indicated in the table below.

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Net loss	$(20,268,967)	$(9,107,614)
Basic and diluted:
Weighted -average shares used in computing basic and diluted net loss per share	23,199,611	22,420,128
Basic and diluted net loss per share	$(0.87)	$(0.41)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Convertible subordinated debentures	3,516,484	3,516,484
Options	3,617,816	2,934,466
Warrants	819,631	852,769
	7,953,931	7,303,719

Comprehensive Loss

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Net loss	$(20,268,967)	$(9,107,614)
Net unrealized gains (losses) on marketable securities and investments	133,567	(464,093)
Comprehensive loss	$(20,135,400)	$(9,571,707)

Concentration of Credit Risk

Cash and cash equivalents are invested in deposits with financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $819,000 of the Company's cash balance was uninsured at March 31, 2006.

Restricted Cash

Restricted cash within non-current assets consists primarily of cash collateral as required under the $4.2 million letter of credit for the lease on the Somerset facility. The Company does not expect this cash to be released within the next twelve months. The restricted cash is primarily invested in short-term money market accounts with financial institutions. The classification of restricted cash is determined based on the expected term of the collateral requirement and not necessarily the maturity date of the underlying securities.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), which requires the Company to expense share-based payments, including employee stock options, based on their fair value. The Company adopted SFAS 123(R) on January 1, 2006. The adoption of SFAS 123(R) and the adoption’s effects are discussed in Note 3 below.

New Accounting Standards and Accounting Changes:  Variable Interest Entities, or VIEs

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB 51", or FIN 46R. The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should and when to consolidate the VIE. This model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties.

On February 28, 2006, the Company entered into a ten-year operating lease with a leasing entity for 133,686 sq. feet facility in Somerset, New Jersey, which will serve as the Company’s corporate headquarters and principal place of business effective June 2006. The sole purpose of the leasing entity is to manage the Somerset facilities on behalf of its tenant(s) and is therefore considered a VIE as defined by FIN 46R. At March 31, 2006, the Company is the only tenant of the building and is therefore considered to hold a significant variable interest. With respect to the Company’s leasing arrangement, the Company has determined that it is not the primary beneficiary and accordingly is not required to consolidate the related assets and liabilities of the leasing entity. The Company’s maximum exposure to any potential losses, should they occur, associated with this VIE is limited to the Company’s standby letter of credit of $4.2 million and, where applicable, receivables due from this VIE.

Risks and Uncertainties

The Company is subject to risks common to companies in the biopharmaceutical industry, including but not limited to successful commercialization of product candidates, protection of proprietary technology and compliance with U.S. Food and Drug Administration, or FDA, regulations.

3. Stock-Based Compensation

The Company's 2000 Stock Option and Grant Plan (the "2000 Plan") was adopted by the Company's board of directors on November 18, 2000 and amended on March 20, 2002, May 30, 2003, December 19, 2003, May 24, 2004 and May 23, 2005. The 2000 Plan provides for the granting of stock, stock options, restricted stock and stock appreciation rights. Under the 2000 Plan, the Company has granted options and restricted stock to certain employees and non-employee advisors. The Company's Board of Directors administers the 2000 Plan. Options granted under the 2000 Plan have a maximum term of ten years. Options issued generally vest either 25% on the first anniversary of grant and the balance ratably over the next three years or 50% 18 months after grant and the balance ratably quarterly over the next 18 months. The 2000 Plan also provides the Company's board of directors with the discretion to accelerate exercisability of any award.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under the Company’s 2000 Plan and non-plan awards based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. The Company has recorded $1.7 million of stock-based compensation expense, net of estimated forfeitures, during the first quarter of 2006 as a result of our adoption of SFAS 123(R) and $411,000 of compensation expense related to restricted stock awards. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Unearned compensation related to the restricted stock awards of $2.2 million as of December 31, 2005 was eliminated to additional paid in capital as of January 1, 2006.

Prior to January 1, 2006, the Company accounted for stock-based compensation expense for options granted to employees using the intrinsic value method prescribed in APB No. 25 and had adopted the disclosure only alternative under SFAS  123. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of our common stock on the grant date. Additionally, in the pro forma information required for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the three months ended March 31, 2006, the Company did not record any excess tax benefit generated from option exercises.

The table below summarizes the impact on the Company’s results of operations for the three months ended March 31, 2006 of outstanding unvested stock options under our 2000 Plan and non-plan grants recognized under the provisions of SFAS 123(R).

Three Months Ended March 31,
2006
(Unaudited)
Research and development	$(878,284)
General and administrative	(809,985)
Net increase in net loss	$(1,688,269)

Basic and diluted net loss per share	$(0.07)

For the three months ended March 31, 2005, if the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net loss would be as follows:

Three Months Ended March 31,
2005
(Unaudited)
Net loss as reported	$(9,107,614)
Add: total stock-based employee compensation expense determined under APB No. 25	682
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(1,056,070)
Pro forma	$(10,163,002)
Basic and diluted net loss per share:
As reported	$(0.41)
Pro forma	$(0.45)

For purposes of the computation of the fair value of each option award on the grant date using the Black-Scholes option pricing model, the following assumptions were used for each respective period:

March 31,
	2006	2005
Risk-free interest rate	4.28%-4.75%	3.77%-4.41%
Expected lives	6.25 years	6 years
Expected dividends	—	—
Expected volatility	52.45%-53.15%	65.89%-67.17%

The expected term and volatility are highly subjective assumptions. The Company has reviewed its historical pattern of option exercises and has determined that there were no meaningful differences in option exercise activity among employee functions. The Company estimates the expected life of the options granted through review of historical exercise patterns for those options granted prior to January 1, 2006 and has used the SAB 107’s simplified method of estimating the expected life of option grants for ‘plain vanilla” options granted in the first quarter of 2006. The Company estimates the expected volatility of its common stock based on its historical volatility as it did not view a combination of historical and implied a more meaningful volatility measure and that historical volatility may be representative of future stock price trends. The risk-free rate assumption is determined using the Federal Reserve nominal rates of U.S. Treasury zero-coupon bonds with maturities similar to those of the expected terms of the award being valued. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005, respectively was $9.58 and $10.02 per option. The total intrinsic value, determined as of the date of exercise, of options exercised in the first quarter of 2006 and 2005 were $2.9 million and $816,852, respectively. The Company received $593,302 in cash from option exercises for the three months ended March 31, 2006.

At March 31, 2006, there was $16.6 million, net of estimated forfeitures of $1.7 million, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all our equity compensation plans, which include stock options and restricted stock awards. Total unrecoginized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 3.1 years. The following is a summary of stock option activity for the three months ended March 31, 2006:

	Options	Weighted Average Options Exercise Price	Aggregate Intrinsic Value (millions)
Options Outstanding, December 31, 2005	3,540,966	$10.94
Granted	324,600	$17.38
Exercised	(196,400)	$3.02
Forfeited	(51,350)	$15.86
Options Outstanding, March 31, 2006	3,617,816	$11.88	$14.8
Options Exercisable, March 31, 2006	1,794,846	$7.46	$15.3

The total intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money as of March 31, 2006. As of March 31, 2006, we had 233,943 shares available for future grants. The following is a summary of outstanding stock options at March 31, 2006.

	Options Outstanding as of March 31, 2006			Options Exercisable as of March 31, 2006
	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
Price range $2.27-$11.70	4.84 years	1,222,766	$3.73	4.78 years	1,178,371	$3.64
Price range $11.71-$21.50	8.79 years	2,395,050	$16.04	7.88 years	616,475	$14.75
		3,617,816			1,794,846

The following is a summary of outstanding restricted stock awards at March 31, 2006:

	Number	Weighted Average Fair Value	Weighted Average Remaining Term
Nonvested, December 31, 2005	160,000	$18.89	3.1 years
Nonvested, March 31, 2006	160,000	$18.89	2.9 years

As of March 31, 2006, the total remaining unrecognized compensation cost related to restricted stock awards amounted to $1.8 million, which will be amortized over the weighted average requisite service period of 2.7 years. The total compensation cost recognized related to restricted stock awards during the quarter was $411,000.

4. Research and Development Expense

Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead.

The following represents a detail of amounts included in research and development expense:

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

Payroll related and associated overhead	$5,201,286	$2,245,474
Clinical and preclinical development costs and manufacturing supplies	12,021,745	7,497,430
Professional fees	655,905	63,698
Total research and development expense	$17,878,936	$9,806,602

5. Marketable Securities and Investments

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. The Company has evaluated its investment policies in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and has determined that all its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders´ Equity under the caption "Accumulated Other Comprehensive Income (Loss)." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At March 31, 2006 and December 31, 2005, short-term marketable securities included $22.5 million and $21.2 million of investments, respectively, primarily comprised of investment grade asset-backed, variable-rate debt obligations (auction rate securities), commercial paper and money market funds.  Auction rate securities are classified as short-term marketable securities and the related purchases and sales have been classified as investing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

6. Convertible Subordinated Debentures

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

Holders may convert their debentures at any time at the conversion rate prior to the close of business on the business day prior to the maturity date or, if the debentures are called for redemption, on the business day prior to the redemption date. The initial conversion rate is 43.9560 shares of the Company’s common stock for each $1,000 principal amount of debentures. In addition, if certain corporate transactions that constitute a change of control occur on or prior to January 15, 2012, the Company will increase the conversion rate in certain circumstances, unless such transactions constitute a public acquirer change of control and the Company elects to satisfy its conversion obligation with public acquirer common stock. The Company may redeem for cash the debentures in whole or in part at any time beginning on January 15, 2008 and prior to January 15, 2012, at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest, including liquidated damages, if any, but excluding the redemption date, provided the last reported sale price of the Company’s common stock has exceeded 140% of the conversion price for at least 20 trading days in any consecutive 30-day trading period ending on the trading day prior to the date of mailing of the notice of redemption. On or after January 20, 2012, the Company may redeem for cash some of or all the debentures at any time at a redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus any accrued and unpaid interest, including liquidated damages, if any, to but excluding the redemption date.

7. Equity Transactions

On January 20, 2005, the holder of the line of credit promissory note converted the entire balance of the note and the accrued interest into 1,180,246 shares of the Company’s common stock.

8. Merck Agreement

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

9. Liquidity

Since the Company’s inception, it has incurred significant operating losses and management expects that it will continue to do so for the foreseeable future. As of March 31, 2006, it had an accumulated deficit of $173.6 million. The Company has depended upon equity and debt financings and license fee and milestone payments from its collaborative partners and licensees to fund its operations and research and product development programs and expects to do so for the foreseeable future. The Company currently has no commitments or arrangements for any financing. Management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund the Company’s anticipated operating expenses, debt obligations and capital requirements until at least March 31, 2007. If at any time sufficient capital is not available, either through existing capital resources or through raising additional funds, the Company may be required to delay, reduce the scope of, eliminate or divest one or more of its product development programs or effect other reductions in cash flow.

10. Subsequent Events

In April 2006, the Company’s compensation committee approved an amendment to the 2000 Plan providing for the full acceleration and vesting of all outstanding options and restricted stock grants immediately prior to a change of control of the company. This change did not impact the fair value of the options and did not impact our adoption of SFAS 123(R) or expense recognized under SFAS 123(R).

In May 2006, the Company’s general counsel’s employment was terminated. As part of his severance agreement, the Company has agreed to pay base salary and benefits over the next 15 months and, pursuant to the provisions of his employment agreement, his unvested options have been vested and the exercise period for all outstanding options has been extended to at least December 31, 2007.

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

Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of March 31, 2006, we had an accumulated deficit of $173.6 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

We anticipate that our quarterly results of operations will fluctuate for several reasons, including the timing and extent of research and development efforts, the timing of milestone, license fee and royalty payments and the timing and outcome of regulatory approvals.

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

In April 2006, we received the results of our Phase III clinical trial of bicifadine for the treatment of chronic lower back pain, CLBP.  Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study at any of the doses tested.  An analysis of the trial data by our senior management and scientists is underway. Although we are continuing forward with our Phase II trials of bicifadine in osteoarthritis and neuropathic pain and our two ongoing Phase III trials of bicifadine in CLBP, this unsuccessful study has significantly delayed the previously planned NDA filing in chronic pain.  We have postponed certain Phase I clinical trials and other development activities which are now no longer on the critical path timeline for an NDA filing to enable us to have more flexibility with expenditures in the near term.  In further implementation of the August 2005 change in development responsibilities for DOV 21,947 from Merck to DOV, we intend to initiate a Phase II clinical trial in the third quarter of 2006 as well as continue with other development activities for the drug candidate.  We intend to continue the development of DOV 216,303 for the indications we have retained.

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

Stock-based Compensation

During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model, or BSM, to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on our historical volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Results of Operations

Three Months Ended March 31, 2006 and 2005

Revenue. Our revenue for the three months ended March 31, 2006 and 2005 was comprised of $1.4 million and $2.1 million, respectively, of amortization of the $35.0 million fee we received on the signing of the license, research and development agreement for our collaboration with Merck. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period of 72 months.

Research and Development Expense. Research and development expense increased $8.1 million to $17.9 million for the first quarter 2006 from $9.8 million for the comparable period in 2005. Approximately $4.4 million of the increase was associated with clinical development costs, including increases of $6.1 million for bicifadine and $262,000 for DOV 21,947, offset by decreases of $1.0 million for DOV 102,677, $433,000 for our prior anti-anxiety compounds, $105,000 for DOV 216,303 and $258,000 for DOV diltiazem. Approximately $2.8 million of the increase related to payroll and associated overhead related to research and development. The remaining increase in research and development expense primarily related to an increase of $592,000 for professional fees, $179,000 for travel related expenses and $85,000 for preclinical related expenses. The increase in payroll and associated overhead is primarily the result of an overall increase in headcount as we expanded our operations and includes an increase in non-cash stock compensation of $878,000 related to the adoption of SFAS 123(R). The net increase in professional fees primarily related to a net increase in non-cash stock compensation to outside consultants of $342,000, $173,000 in other consulting fees and $40,000 in legal fees related to patents.

General and Administrative Expense. General and administrative expense increased $2.4 million to $4.0 million for the first quarter 2006 from $1.6 million for the comparable period in 2005. The increase was primarily attributable to an increase of $1.8 million in payroll and related benefits, $271,000 in rent as we secured a lease on a new facility described below and $326,000 in office and related expenses. The increase in payroll and related benefits is due to an increase of $1.2 million in non-cash stock compensation related to the adoption of SFAS 123(R), overall increases in compensation for our chief executive officer and expansion of our operations to include commercialization and strategic marketing capabilities. Of the $326,000 increase in office and related expenses, $161,000 is related to marketing research expenses.

Interest Income. Interest income decreased $43,000 to $836,000 in the first quarter 2006 from $879,000 in the comparable period in 2005 primarily due to lower average cash balances, offset by higher effective interest rate yield.

Interest Expense. Interest expense was virtually unchanged in the first quarter of 2006 from the comparable period in 2005. We incurred $500,000 in interest expense on the convertible debentures placed in December 2004 and January 2005. Please refer to note 6 of our financial statements included under Part I, Item 1of this Form 10-Q.

Other Income (Expense), net. Other income (expense), net was virtually unchanged in the first quarter of 2006 from the comparable period in 2005.

Liquidity and Capital Resources

At March 31, 2006, our cash and cash equivalents and marketable securities totaled $78.1 million compared with $97.6 million at December 31, 2005. The decrease in cash balances at March 31, 2006 resulted primarily from cash used in operations of $19.9 million and the establishment of a letter of credit related to our new facility of $4.2 million. At March 31, 2006, we had working capital of $55.7 million compared with $78.5 million at December 31, 2005.

Net cash used in operations during the quarter ended March 31, 2006 amounted to $19.9 million, as compared to $9.5 million in the same period of 2005. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of personnel. Net non-cash expense (income) related to stock-based compensation, interest expense and depreciation and amortization expenses were $2.6 million in the three months ended March 31, 2006 and $(82,000) in the comparable period in 2005. For the three months ended March 31, 2005 stock-based compensation for options issued to consultants in previous periods resulted in a net income as the value of our common stock decreased from December 31, 2004 to March 31, 2005, the measurement date of the expense.

Net cash provided by/used in investing activities during the quarter ended March 31, 2006 and 2005 amounted to $19.3 million provided by and $22.3 million used in, respectively. This fluctuation resulted primarily from the timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. In February 2006, we committed to a ten-year operating lease for 133,686 sq. feet facility in Somerset, New Jersey which will serve as our corporate headquarters and principal place of business effective June 2006. This lease will result in an increase to our annual occupancy costs as annual rent is $2.8 million, not taking into account expected revenue from a sublease, if any, of space excess to our current needs. In connection with this lease we have entered into a stand-by letter of credit facility for $4.2 million to serve as collateral for our performance under the lease and as such this cash is not available to us through March 2016.

Net cash provided by financing activities during the quarter ended March 31, 2006 was $593,000 as compared to $14.9 million in the comparable period in 2005. Net cash provided by financing activities in the quarter ended March 31, 2005 was primarily related to net proceeds of $14.6 million from the issuance of $15.0 million of 2.5% subordinated convertible debentures in January 2005.

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
•
our ability to develop and execute Phase II and III clinical programs for bicifadine, revised as necessary to take into account the drug’s recent failure to achieve statistically significant effects relative to placebo;

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

In addition to the foregoing, our future capital uses and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates. Our sublicensees and collaborative partners, Neurocrine, Pfizer and Merck, may encounter conflicts of interest, changes in business or clinical strategy, or they may acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance. In addition, our future capital uses and requirements have been impacted by our agreement to undertake certain development activities with respect to DOV 21,947 that Merck would have otherwise been responsible for under our original license agreement with Merck. We will be spending substantial funds in an amount to be determined as we conduct this development of DOV 21,947. If certain of these studies are successful when measured against criteria to be agreed upon with Merck, we will be reimbursed for our costs of conducting these development activities, receive a success premium on certain of these activities and be entitled to receive the first of the milestones under the license agreement. If the clinical studies are not successful, we may not be reimbursed for our costs and may never receive milestone payments under the license to Merck unless Merck elects to make such payments and continue the relationship under the license agreement. Moreover, Merck has reserved the right to terminate its license with us upon four months’ notice.

To meet future capital requirements, we may attempt to raise additional funds including through equity or debt financings, collaborative agreements with corporate partners or from other sources. If adequate funds are not available, or available on an acceptable basis, we may be required to curtail or delay significantly one or more of our product development programs. In addition, future milestone payments under some of our collaborative or license agreements are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaborative or license agreement. Milestone performance criteria are specific to each agreement and based upon future performance. Therefore, we are subject to significant variation in the timing and amount of our revenues, milestone expenses and results of operations from period to period.

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to March 31, 2006, are as follows:

	Payments Due by Period
	Less than 1 Year	1- 3 Years	3- 5 Years	More Than 5 Years	Total(2)
	(in thousands)

Convertible subordinated debentures(1)	$2,000	$4,000	$4,000	$107,000	$117,000
Operating leases	3,362	5,717	5,745	15,126	29,950
Total	$5,362	$9,717	$9,745	$122,126	$146,950

(1)	Included are interest payments of approximately $2.0 million annually through 2025.

(2)
Excludes our obligations to Merck to fund clinical studies called for by the amendment to the license agreement with Merck inasmuch as we have reserved the right to terminate the amendment at any time.

The table above excludes future milestones and royalties that may be owed to Wyeth, Elan and Biovail under terms of existing agreements as payments are contingent upon future events. We do not expect to pay any royalties under these agreements in 2006. In May 1998, we licensed from Wyeth, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth's right of first refusal. In February 2004, we entered into agreements to reorganize our exclusive license agreement with Wyeth in respect of these four compounds and our sublicense agreement with Neurocrine in respect of indiplon. Under the restated license agreements, if we sell the products ourselves, we are obligated to pay Wyeth royalties of 3.5% of net sales for ocinaplon and DOV 216,303 and 5.0% of net sales for bicifadine, and milestones of $2.5 million for ocinaplon and $5.0 million for bicifadine upon NDA filing and $4.5 million each for bicifadine, ocinaplon and DOV 216,303 upon a NDA approval. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5% should we partner or sublicense that compound, which we have done for DOV 216,303 for certain indications. In addition, should we partner or sublicense a compound, the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. As we have licensed certain rights to DOV 216,303 to Merck the next milestone payable to Wyeth of $2.5 million was accelerated and paid in 2004. In addition, should Merck achieve sales on this compound, we will be obligated to pay Wyeth a royalty of 4.0% on those sales. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon. Accordingly, the reorganization with Neurocrine allows Neurocrine to pay to us royalty and milestone payments net of those amounts that would be owed by us to Wyeth under our 1998 agreement with Wyeth. In connection with Elan’s license grant to us in October 2003, Elan is entitled to receive up to an aggregate of $3.0 million when bicifadine and ocinaplon are licensed or come to market. In connection with the Biovail separation agreement, we may be obligated to make payments to Biovail of $3.0 million upon issuance of marketing authorization for DOV diltiazem and up to $7.5 million based upon sales, if any.

The table also excludes any severance or termination payments that would be due to certain of our employees under their employment contracts should they be terminated without cause or terminate following a change of control prior to the expiration of their contract term as the amounts are not determinable at this time, as well a contractual severance obligation owed to our former general counsel in connection with his termination of 15 months of base pay and benefits.  We file our employment agreements with our current and former executive officers with the SEC and these agreements are available at “www.sec.gov.”

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

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 2000 Stock Option and Grant Plan, or 2000 Plan, and non-plan awards based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. We have recorded $1.7 million of stock-based compensation expense, net of estimated forfeitures, during the first quarter of 2006 as a result of our adoption of SFAS 123(R) and $411,000 of compensation expense related to restricted stock awards. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Prior to January 1, 2006, we accounted for stock-based compensation expense for options granted to employees using the intrinsic value method prescribed in APB No. 25 and had adopted the disclosure only alternative under SFAS  123. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of our common stock on the grant date. Additionally, in the pro forma information required for the periods prior to 2006, we accounted for forfeitures as they occurred.

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the three months ended March 31, 2006, we did not record any excess tax benefit generated from option exercises.

See Note 3 to our consolidated financial statements in this quarterly report.

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

ITEM 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out by management as of March 31, 2006, under the supervision and with the participation of our president and chief executive officer, and our senior vice president of finance and chief financial officer (our principal executive officer and principal financial officer). Based upon that evaluation, these officers concluded that our disclosure controls and procedures are effective.

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

Market prices for securities of biopharmaceutical companies have been particularly volatile. In particular, our stock price experienced a substantial decline following our initial public offering and has fluctuated between a high of $21.49 and a low of $7.92 since January 1, 2005. In addition, following the recent release of high level results from our recently completed Phase III clinical trial of bicifadine in patients with chronic low back pain, or CLBP, our stock price experienced a substantial decline from the previous day’s close price of $14.69 to $7.92.

Some of the factors that may cause the market price of our common stock to fluctuate include:

☐
results of clinical trials conducted by us or on our behalf, or by our competitors, such as announcement of more detailed results from the recently completed Phase III clinical trial of bicifadine in patients with CLBP (study 020) expected in the second quarter of 2006 and the results from the ongoing Phase III clinical trial with bicifadine in patients with CLBP (study 021);

☐	delays in initiating clinical trials or changes in previously planned or initiated clinical trials;

☐	regulatory developments or enforcement in the United States and foreign countries, such as the result of the projected May 15, 2006 action by the FDA for the indiplon NDA filings;

☐	business or legal developments concerning our collaborators or licensees, including Merck, Pfizer and Neurocrine;

☐	delays or disagreements with Merck in the development of DOV 21,947 to be conducted by us under the August 2005 amendment to the license agreement with Merck;

☐	developments or disputes concerning patents or other proprietary rights;

☐	changes in estimates or recommendations by securities analysts;

☐	public concern over our drugs that treat CNS disorders, including any drugs that we may develop in the future;

☐	litigation;

☐	future sales of our common stock or other forms of financing;

☐	general market conditions;

☐	changes in the structure of health care payment systems;

☐	failure of any of our product candidates, if approved, to achieve commercial success;

☐	economic and other external factors or other disasters or crises; and

☐	period-to-period fluctuations in our financial results and financial position.

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

Since our inception in April 1995 through March 31, 2006, we have incurred significant operating losses and, as of March 31, 2006, we had an accumulated deficit of $173.6 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses may increase in the foreseeable future as we:

☐	conduct clinical trials;

☐	conduct research and development on existing and new product candidates;

☐	make milestone payments;

☐	seek regulatory approvals for our product candidates;

☐	commercialize our product candidates, if approved;

☐	add operational, financial and management information systems; and

☐	identify additional compounds and acquire rights from third parties to those compounds through a license to us.

We must generate significant revenue to achieve and maintain profitability. We may not be able to generate sufficient revenue and we may never be able to achieve or maintain profitability.

We are dependent on the successful outcome of clinical trials for our lead product candidates.

None of our product candidates is currently approved for sale by the FDA or by any other regulatory agency in the world, and our product candidates may never be approved for sale or become commercially viable. Before obtaining regulatory approval for the sale of our product candidates, they must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans and we intend to devote a significant portion of our resources in 2006 to the development of bicifadine. Our success will depend on the success of our currently ongoing clinical trials and clinical trials that have not yet begun.

There are a number of difficulties and risks associated with clinical trials including, but not limited to, the possibilities that:

☐	we may discover that a product candidate causes or may cause harmful side effects;

☐	we may discover that a product candidate, even if safe when taken alone, may interfere with the actions of other drugs taken at the same time such that its marketability is materially reduced;

☐	we may discover that a product candidate does not exhibit the expected therapeutic results in humans;

☐	a product candidate may lend itself to user abuse, in which case labeling may adversely affect its marketability;

☐	results may not be statistically significant or predictive of results to be obtained from large-scale, advanced clinical trials;

☐	we or the FDA may suspend or delay initiation of further clinical trials of our product candidates for any of a number of reasons, including safety or delay in obtaining clinical trial material;

☐	we may be delayed in the FDA protocol review process;

☐	patient recruitment may be slower than expected;

☐	patient compliance may fall short of trial requirements; and

☐	patients may drop out of our clinical trials.

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

In April 2006, we received the results of our Phase III clinical trial of bicifadine for the treatment of chronic lower back pain, CLBP, study 020.  Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study at any of the three doses tested.  An internal analysis of the trial data by our senior management and scientists is underway. Although we are continuing with our ongoing Phase II trials of bicifadine in osteoarthritis and neuropathic pain and our two ongoing Phase III trials of bicifadine in CLBP, studies 021and 022, this unsuccessful study has significantly delayed the previously planned NDA filing in chronic pain.  We have postponed certain Phase I clinical trials and other development activities which are now no longer on the critical path timeline for an NDA filing to enable us to have more flexibility with expenditures in the near term.  We have invested a significant portion of our efforts and financial resources in the development of bicifadine in CLBP. The analysis of study 020 will determine our willingness to continue to develop bicifadine in CLBP and/or could impact the study design, timing and cost of the ongoing studies 021 and 022. Until we can assess and understand the factors causing the unfavorable results of study 020, our future business, operating results and financial condition could be adversely affected. If we decide not to continue development of bicifadine for treatment of patients with CLBP, this decision may also lead us to conclude that other chronic pain conditions should not be pursued, thus reducing the potential overall market size and potential revenue derived from bicifadine.

Given the uncertainty surrounding the outcome of the regulatory and clinical trial process, we may not be able to successfully advance the development of effective and safe, commercially viable products.

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

We may determine to reduce staffing as a result of postponing certain Phase I clinical trials and other development activities which are now no longer on the critical path timeline for an NDA filing for bicifadine, in which case we could face lawsuits.

We have postponed certain Phase I clinical trials and other development activities which are now no longer on the critical path timeline for an NDA filing for bicifadine. In addition, the internal analysis of study 020 will determine our willingness to continue to develop bicifadine in CLBP or in any form of chronic pain or could impact the study design, timing and cost of the ongoing studies 021 and 022. These changes may contribute to staffing needs less than current levels. Any reduction in workforce is accompanied by risk of litigation, which if initiated or successful, could harm our business and financial position.

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

We rely on the efforts of Neurocrine and Pfizer and may ultimately rely on Merck for the development, design and implementation of clinical trials, regulatory approval and commercialization of indiplon and our product candidates DOV 216,303 and DOV 21,947.

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

We entered into an amendment of our license agreement with Merck in August 2005 which provides for us to conduct certain development of DOV 21,947 that would otherwise have been the responsibility of Merck under the terms of the agreement. Merck has the right to choose one of our preclinical triple reuptake inhibitors for inclusion under the license agreement with no further up-front fee. In the event we are unable to produce successful results from these clinical trials under criteria to be agreed upon by the parties, Merck will not be obligated to reimburse our costs of such development. Merck is not presently performing any clinical studies with DOV 21,947 under this arrangement and continues to have the right to terminate the license agreement.

Our success in developing our product candidates depends upon the performance of our licensees and collaborative partners.

Our efforts to develop, obtain regulatory approval for and commercialize our existing and any future product candidates depend in part upon the performance of our licensees and collaborative partners. Currently, we have license and collaborative agreements with Merck, Neurocrine, Pfizer and Wyeth. Neurocrine has entered into a development and commercialization agreement with Pfizer involving a further sublicense under our agreement with Neurocrine. In connection with certain of these agreements, we have granted certain rights, including development and marketing rights and rights to defend and enforce our intellectual property. We do not have day-to-day control over the activities of our licensees or collaborative partners and cannot assure you that they will fulfill their obligations to us, including their development and commercialization responsibilities in respect of our product candidates. Our license agreement with Merck was amended in August 2005 to provide that we would assume responsibility for certain development of DOV 21,947 that Merck would have otherwise been responsible for under the agreement. Merck is not presently performing any clinical studies under this arrangement and continues to have the right to terminate the license agreement. We also cannot assure you that our licensees or collaborators will properly maintain or defend our intellectual property rights or that they will not utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Further, we cannot assure you that our licensees or collaborators will not encounter conflicts of interest, or changes in business strategy, or that they will not acquire or develop rights to competing products, all of which could adversely affect their willingness or ability to fulfill their obligations to us.

From January 1999 until October  2003, Elan and we were engaged in developing controlled release formulations of bicifadine and ocinaplon pursuant to our joint venture. In October 2003, we acquired from Elan 100% ownership of Nascime, the joint venture's operating subsidiary, and the product candidates bicifadine and ocinaplon. This acquisition ended our involvement with Elan in the nearly five-year joint venture. In March 2003, we and Biovail terminated our collaboration for DOV diltiazem.

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

In August 2005, we amended our license agreement with Merck such that we are now responsible for conducting certain development of DOV 21,947 that had been the responsibility of Merck under the agreement. Merck has the right to choose one of our preclinical triple reuptake inhibitors for inclusion under the agreement with no further up-front fee. In the event we are unable to produce successful results from these clinical trials under criteria of success to be agreed upon by the parties, Merck will not be obligated to reimburse our costs of such development. Merck is not presently performing any clinical studies with DOV 21,947 by reason of this arrangement and continues to have the right to terminate the license agreement. If the trials are not successful, Merck may elect to reimburse us notwithstanding and retain DOV 21,947. If the Merck agreement is terminated, we will need to pursue alternative arrangements for the development and commercialization of DOV 21,947, and we may be unable to reach an agreement with another party on economic terms as favorable as those in the Merck agreement.

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

At March 31, 2006, we had cash and cash equivalents and marketable securities of $73.9 million. We currently have no commitments or arrangements for any financing. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least March 31, 2007. We will require additional funding to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We may continue to seek additional capital including through public or private financing or collaborative agreements. If adequate funds are not available to us as we need them, we may be required to curtail significantly or eliminate at least temporarily one or more of our product development programs.

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

We intend to fulfill our debt service obligations from our existing cash, cash equivalents and marketable securities. In the future, if the holders require us to purchase all or a portion of their debentures and we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations, we may have to delay or curtail research, development and commercialization programs. The holders’ right to require us to purchase all or a portion of the debentures, prior to maturity in January 2025, may be exercised in January 2012, 2015 and 2020.

The success of our business depends upon the members of our senior management team, our scientific staff and our ability to continue to attract and retain qualified scientific, technical and business personnel.

We are dependent on the principal members of our management team and scientific staff for our business success. The loss of any of these people could impede the achievement of our development and business objectives. We do not carry key man life insurance on the lives of any of our key personnel. There is intense competition for human resources, including management, in the scientific fields in which we operate and there can be no assurance that we will be able to attract and retain qualified personnel necessary for the successful development of our product candidates, and any expansion into areas and activities requiring additional expertise. In addition, there can be no assurance that such personnel or resources will be available when needed. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy and other business activities. All our consultants may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.

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

A number of patents that we licensed from Wyeth have expired, including certain patents that provide protection for the use of DOV 216,303 for the treatment of depression, and the use of bicifadine for the treatment of pain. Patents protecting intermediates useful in the manufacture of ocinaplon are due to expire in 2007. The numerous patent applications pending and others in preparation covering our compounds, even if filed and approved, may not afford us adequate protection against generic versions of our product candidates or other competitive products. In the event we achieve regulatory approval to market any of our product candidates, including bicifadine, DOV 216,303 or ocinaplon, and we are unable to obtain adequate patent protection for the ultimate marketed product, we will be required to rely to a greater extent on the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity. The Hatch-Waxman Act generally provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting filing of an abbreviated NDA, or ANDA, by a generic competitor for up to five years after the drug is first approved. The Hatch-Waxman Act, however, also accelerates the approval process for generic competitors using the same active ingredients once the period of statutory exclusivity has expired. It may also in practice encourage more aggressive legal challenges to the patents protecting approved drugs. In addition, because some of our patents have expired, third parties may develop competing product candidates using our product compounds and if they obtain regulatory approval for those products prior to us, we would be barred from seeking an ANDA for those products under the Hatch-Waxman Act for the applicable statutory exclusivity period.

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

We may not be able to fully utilize our new corporate headquarters, and as a result, our overhead expenses will increase.

We have recently committed to a ten-year operating lease for 133,686 square feet facility in Somerset, New Jersey which will serve as our corporate headquarters and principal place of business effective June 2006. This new facility has office and laboratory space and results in a higher level of fixed overhead. The use of such facilities, even if they lead to cost savings and improved control and turn-around time, is expected to require substantial management time, personnel transition and relocation costs. In addition, as a result of the failure of the Phase III bicifadine clinical study 020, for the foreseeable future we will not utilize the full capacity of the facility and there can be no assurance that we will ever operate the facility efficiently. The annual lease payments on this facility are $2.8 million (net of utilities and increases in real estate taxes).

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

We are focused on developing product candidates for the treatment of central nervous system and other disorders that involve alterations in neuronal processing. We have a number of competitors. If one or more of their products or programs are successful, the market for our product candidates may be reduced or eliminated. Compared to us, many of our competitors and potential competitors have substantially greater:

☐	capital resources and access to capital;

☐	research and development resources, including personnel and technology;

☐	regulatory experience;

☐	preclinical study and clinical testing experience; and

☐	manufacturing, distribution and marketing experience.

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

To a substantial degree, our success will depend on the following intellectual property achievements:

☐	our ability to obtain patent protection for our proprietary technologies and product candidates, as well as our ability to preserve our trade secrets;

☐
the ability of our collaborators and licensees to obtain patent protection for their proprietary technologies and product candidates covered by our agreements, as well as their ability to preserve related trade secrets; and

☐	our ability to prevent third parties from infringing upon our proprietary rights, as well as the ability of our collaborators and licensees to accomplish the same.

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

Our product candidates and the technologies we use in our research may inadvertently infringe the patents or violate the proprietary rights of third parties. In addition, other parties conduct their research and development efforts in segments where we, or our collaborators or licensees, focus research and development activities. We are aware of a patent application controlled by another company, which if granted in its broadest scope and held to be valid, could impact the partnering or commercialization of bicifadine in the United States, and potentially other territories, unless we obtain a license, which may not be available to us. We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us, or our collaborators or licensees, with respect to technologies used in potential product candidates. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. In addition, any patent claims brought against our collaborators or licensees could affect their ability to carry out their obligations to us. Furthermore, as a result of a patent infringement suit brought against us, or our collaborators or licensees, the development, manufacture or potential sale of product candidates claimed to infringe a third party’s intellectual property may have to stop or be delayed, unless that party is willing to grant certain rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our product candidates. We may not, however, be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we, or our collaborators or licensees were able to obtain rights to a third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

☐	safe, effective and medically necessary;

☐	appropriate for the specific patient;

☐	cost-effective; and

☐	neither experimental nor investigational.

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

As a company experiencing growth through the sale of equity, we may be limited under the tax code in the tax deductions we can take against income for net operating loss carryforwards if during the three years preceding such income shareholder control of our company changed to a significant degree or if our research and development expenditures were incurred by our previous subsidiary Nascime Limited outside the United States.

ITEM 5. Other Information

In May 2006, the Company’s general counsel’s employment was terminated. As part of his severance agreement, the Company has agreed to pay base salary and benefits over the next 15 months and, pursuant to the provisions of his employment agreement, his unvested options have been vested and the exercise period for all outstanding options has been extended to at least December 31, 2007.

ITEM 6. Exhibits

(a)  Exhibits.

The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit No.

10.47	Separation and General Release Agreement, dated May 4, 2006, by and between DOV Pharmaceutical, Inc. and Robert Horton.

31.1	Certification of Chief Executive Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of DOV Pharmaceutical, Inc. pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: May 9, 2006	DOV Pharmaceutical, Inc.

	By:	/s/ LESLIE HUDSON
Name: Leslie Hudson Title: Chief Executive Officer and President

Date: May 9, 2006	DOV Pharmaceutical, Inc.

	By:	/s/ BARBARA G. DUNCAN
Name: Barbara G. Duncan Title: Senior Vice President of Finance and Chief Financial Officer