Form 10-Q
period 2006-06-30
DOV PHARMACEUTICAL INC
filed 2006-08-09
CIK 1066833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-49730

DOV PHARMACEUTICAL, INC.
(Exact Name of Registrant as Specified in its Charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3374365 (I.R.S. Employer Identification No.)

150 Pierce Street
Somerset, NJ 08873

(Address of principal executive office)

(732) 907-3600
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

On July 28, 2006, there were outstanding 26,743,657 shares of the registrant’s common stock, par value $0.0001 per share.

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended June 30, 2006

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: may, will, should, expect, intend, plan, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors currently known by us about which we cannot be certain or even relatively confident. Actual results or events will surely differ and may differ materially from our forward-looking statements as a result of many factors, some of which we may not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

•	meet the listing requirements of the Nasdaq stock market for our common stock;

•	restructure our obligations under our 2.50% convertible subordinated debentures;

•
raise substantial additional capital, including in the event our common stock is no longer listed for trading on a U.S. national securities exchange, in order to fund operations and, if applicable, to repurchase our convertible subordinated debentures;

•	obtain and maintain all necessary patents, licenses and other intellectual property rights;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•
develop and execute clinical programs in Phase II (osteoarthritis) and Phase III (chronic low back pain, or CLBP) for bicifadine, our novel analgesic; the Phase III trial has been revised as necessary to take into account the drug’s recent failure to achieve statistically significant effects relative to placebo;

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

You should refer to the “Part II—Other Information” section of this report under the subheading “Item 1A. Risk Factors” for a detailed discussion of some of the factors that may cause our actual results to differ materially from our forward-looking statements. We qualify all our forward-looking statements by these cautionary statements. There may also be other material factors that may materially affect our forward-looking statements and our future results. As a result of the foregoing, readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation and do not intend to update any forward-looking statement.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DOV PHARMACEUTICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,233,843	$8,425,552
Marketable securities—short-term	38,054,475	89,126,835
Prepaid expenses and other current assets	3,293,820	2,011,051

Total current assets	63,582,138	99,563,438
Restricted cash—long-term	4,211,109	—
Property and equipment, net	429,736	623,520
Deferred charges, net	1,799,593	1,999,548

Total assets	$70,022,576	$102,186,506

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,144,296	$8,643,356
Accrued expenses	9,001,643	6,892,738
Deferred revenue—current	4,333,714	5,511,810

Total current liabilities	21,479,653	21,047,904

Deferred revenue—non-current	18,959,998	20,439,633
Convertible subordinated debentures	80,000,000	80,000,000
Commitments and contingencies
Stockholders' deficit:
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, 0 shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $.0001 par value, 60,000,000 shares authorized, 23,298,657 issued and outstanding at June 30, 2006 and 23,090,970 issued and outstanding at December 31, 2005	2,330	2,309
Treasury stock, at cost; 31,450 common shares at June 30, 2006	(66,985)	—
Additional paid-in capital	143,872,427	136,495,644
Accumulated other comprehensive loss	(56,171)	(298,411)
Accumulated deficit	(194,168,676)	(153,284,922)
Unearned compensation	—	(2,215,651)

Total stockholders' deficit	(50,417,075)	(19,301,031)
Total liabilities and stockholders' deficit	$70,022,576	$102,186,506
  The accompanying notes are an integral part of these condensed consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Revenue	$1,279,778	$3,831,866	$2,657,731	$5,890,689
Operating expenses:
Research and development expense	11,519,715	12,241,167	29,398,651	22,047,769
General and administrative expense	10,542,989	3,132,560	14,553,211	4,728,484

Loss from operations	(20,782,926)	(11,541,861)	(41,294,131)	(20,885,564)
Interest income	753,808	987,729	1,589,391	1,866,543
Interest expense	(600,774)	(664,926)	(1,200,751)	(1,301,720)
Other income (expense), net	15,105	1,176	21,737	(4,755)
Net loss	$(20,614,787)	$(11,217,882)	$(40,883,754)	$(20,325,496)

Basic and diluted net loss per share	$(0.88)	$(0.49)	$(1.76)	$(0.90)

Weighted average shares used in computing basic and diluted net loss per share	23,310,626	22,776,359	23,255,425	22,658,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(Unaudited)

Cash flows from operating activities
Net loss	$(40,883,754)	$(20,325,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of premium paid on marketable securities	302,585	651,357
Non-cash interest expense	—	105,148
Depreciation	225,305	161,601
Amortization of deferred charges	199,955	201,112
Non-cash compensation charges	8,968,780	58,573
Warrants, options and common stock issued for services	16,473	58,345
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,282,769)	(1,109,018)
Accounts payable	(499,060)	3,484,074
Accrued expenses	2,041,920	72,442
Deferred revenue	(2,657,731)	(3,890,689)
Net cash used in operating activities	(33,568,296)	(20,532,551)

Cash flows from investing activities
Purchases of marketable securities	(55,935,530)	(97,918,673)
Sales of marketable securities	106,947,546	80,672,796
Establishment of restricted cash	(4,211,109)	—
Purchases of property and equipment	(31,521)	(395,405)

Net cash provided by (used in) investing activities	46,769,386	(17,641,282)

Cash flows from financing activities
Borrowings under convertible debenture, net of issuance costs	—	14,571,715
Proceeds from options exercised	607,201	851,062

Net cash provided by financing activities	607,201	15,422,777

Net increase (decrease) in cash and cash equivalents	13,808,291	(22,751,056)
Cash and cash equivalents, beginning of period	8,425,552	28,934,473

Cash and cash equivalents, end of period	$22,233,843	$6,183,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

DOV Pharmaceutical, Inc. (the “Company”) was incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000.

The Company is a biopharmaceutical company focused on the discovery, in-licensing and development of novel drug candidates for central nervous system disorders. The Company has several product candidates in clinical development. These product candidates target insomnia, pain, depression, alcohol abuse, and angina and hypertension. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the United States but it also conducts clinical studies outside the United States.

2. Liquidity

Since the Company’s inception, it has incurred significant operating losses and management expects that it will continue to do so for the foreseeable future. As of June 30, 2006, it had an accumulated deficit of $194.2 million. The Company has depended upon equity and debt financings and license fee and milestone payments from its collaborative partners and licensees to fund its operations and research and product development programs and expects to do so for the foreseeable future. The Company currently has no commitments or arrangements for any financing. In the event the Company’s common stock is no longer listed on a U.S. national securities exchange, the Company will be obligated to offer to repurchase all $70 million in aggregate principal amount of its outstanding 2.50% convertible subordinated debentures. Any equity or equity-linked financing may result in substantial dilution to our existing equity holders. As the Company does not presently have the capital necessary to repurchase all $70 million of these notes, the Company will need to either raise additional capital or pursue a restructuring of its obligations under the debentures. The Company’s alternatives will be determined based upon how many of such debentures are tendered to us for repurchase. In the event the Company’s common stock remains listed on a U.S. national securities exchange, it will not be obligated to offer to repurchase its debentures, in which case management believes that existing cash and cash equivalents and marketable securities will be sufficient to fund the Company’s anticipated operating expenses, interest payments on its debt obligations and capital requirements until at least June 30, 2007. If at any time sufficient capital is not available, either through existing capital resources or through raising additional funds, the Company may be required to delay, reduce the scope of, eliminate or divest one or more of its product development programs or effect other reductions in cash flow.

3. Significant Accounting Policies

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

Deferred Charges

Deferred charges are issuance costs for the convertible debentures that are being amortized over seven years, that is, to the first put date, or earlier settlement date. Please refer to Note 7.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net loss	$(20,614,787)	$(11,217,882)	$(40,883,754)	$(20,325,496)
Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	23,310,626	22,776,359	23,255,425	22,658,345
Basic and diluted net loss per share	$(0.88)	$(0.49)	$(1.76)	$(0.90)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Convertible subordinated debentures	3,516,484	3,516,484	3,516,484	3,516,484
Options	4,435,704	2,959,791	4,435,704	2,959,791
Warrants	803,431	842,484	803,431	842,484
	8,755,618	7,318,759	8,755,618	7,318,759

Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net loss	$(20,614,787)	$(11,217,882)	$(40,883,754)	$(20,325,496)
Net unrealized gains (losses) on marketable securities and investments	108,673	87,363	242,240	(129,177)
Comprehensive loss	$(20,506,114)	$(11,130,519)	$(40,641,514)	$(20,454,673

Concentration of Credit Risk

Cash and cash equivalents are invested in deposits with financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $1.2 million of the Company’s cash balance was uninsured at June 30, 2006.

Restricted Cash

Restricted cash within non-current assets consists primarily of cash collateral as required under the $4.2 million letter of credit for the lease on the Somerset facility. The Company does not expect this cash to be released before March 2016. The restricted cash is primarily invested in short-term money market accounts with financial institutions. The classification of restricted cash is determined based on the expected term of the collateral requirement and not the maturity date of the underlying securities.

Risks and Uncertainties

The Company is subject to risks common to companies in the biopharmaceutical industry, including but not limited to successful commercialization of product candidates, protection of proprietary technology and compliance with FDA regulations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), which requires the Company to expense share-based payments, including employee stock options, based on their fair value. The Company adopted SFAS 123(R) on January 1, 2006. The adoption of SFAS 123(R) and the adoption’s effects are discussed in Note 4 below.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its financial statements.

New Accounting Standards and Accounting Changes:  Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” or FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties.

On February 28, 2006, the Company entered into a ten-year operating lease with a leasing entity for a 133,686 square-foot facility in Somerset, New Jersey which serves as the Company’s corporate headquarters and principal place of business effective June 2006. The sole purpose of the leasing entity is to manage the Somerset facilities on behalf of its tenant(s) and is therefore considered a VIE as defined by FIN 46R. At June 30, 2006, the Company is the only tenant of the building and is therefore considered to hold a significant variable interest. With respect to the Company’s leasing arrangement, the Company has determined that it is not the primary beneficiary and accordingly is not required to consolidate the related assets and liabilities of the leasing entity. The Company’s maximum exposure to any potential losses, should they occur, associated with this VIE is limited to the Company’s standby letter of credit of $4.2 million and, where applicable, receivables for reimbursable expenses related to leasehold improvements due from this VIE, which, as of June 30, 2006, totaled approximately $1.3 million.

4. Stock-Based Compensation

The Company’s 2000 Stock Option and Grant Plan (the “2000 Plan”) was adopted by the Company’s board of directors on November 18, 2000, was amended and restated on March 28, 2002, and further amended on May 30, 2003, May 24, 2004, May 23, 2005, May 22, 2006 and May 30, 2006. The 2000 Plan provides for the granting of stock, stock options, restricted stock and stock appreciation rights. Under the 2000 Plan, the Company has granted options and restricted stock, or RSAs, to certain employees and non-employee advisors. The Company’s board of directors administers the 2000 Plan. Options granted under the 2000 Plan have a maximum term of ten years. Options issued generally vest either 25% on the first anniversary of grant and the balance ratably over the next three years or 50% 18 months after grant and the balance ratably quarterly over the next 18 months. The 2000 Plan also provides the Company’s board of directors with the discretion to accelerate exercisability of any award. In May 2006, the Company amended the 2000 Plan providing for the full acceleration and vesting of all outstanding options and RSAs immediately prior to a change of control of the Company. This change did not impact the fair value of the options and did not impact the Company’s adoption of SFAS 123(R) or expense recognized under SFAS 123(R).

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate its prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under the Company’s 2000 Plan and non-plan awards based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. The Company has recorded $5.4 and $7.1 million of stock-based compensation expense, net of estimated forfeitures, during the three and six months ended June 30, 2006, respectively as a result of its adoption of SFAS 123(R). The Company recorded $1.5 million and $1.9 million during the three and six months ended June 30, 2006, respectively, of compensation expense related to RSAs. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Unearned compensation related to the RSAs of $2.2 million as of December 31, 2005 was eliminated to additional paid in capital as of January 1, 2006.

Prior to January 1, 2006, the Company accounted for stock-based compensation expense for options granted to employees using the intrinsic value method prescribed in APB No. 25 and had adopted the disclosure only alternative under SFAS  123. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the market value of the Company’s common stock on the grant date. Additionally, in the pro forma information required for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the three and six months ended June 30, 2006, the Company did not record any excess tax benefit generated from option exercises.

The table below summarizes the impact on the Company’s results of operations for the three and six months ended June 30, 2006 of outstanding unvested stock options under the Company’s 2000 Plan and non-plan grants recognized under the provisions of SFAS 123(R).

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(Unaudited)	(Unaudited)
Research and development	$(614,985)	$(1,493,269)
General and administrative	(4,774,000)	(5,583,985)
Net increase in net loss	$(5,388,985)	$(7,077,254)

Basic and diluted net loss per share	$(0.23)	$(0.30)

For the three and six months ended June 30, 2005, if the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net loss would be as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Unaudited)	(Unaudited)
Net loss as reported	$(11,217,882)	$(20,325,496)
Add: total stock-based employee compensation expense determined under APB No. 25	57,892	58,573
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(1,255,061)	(2,311,131)
Pro forma	$(12,415,051)	$(22,578,054)
Basic and diluted net loss per share:
As reported	$(0.49)	$(0.90)
Pro forma	$(0.55)	$(1.00)

For purposes of the computation of the fair value of each option award on the grant date using the Black-Scholes option pricing model, the following assumptions were used for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.92%-5.35%	3.73%-4.22%	4.28%-5.35%	3.73%-4.41%
Expected lives	6.00 - 6.25 years	6 years	6.00 - 6.25 years	6 years
Expected dividends	--	--	--	--
Expected volatility	73.87%-74.47%	66.28%-67.90%	52.30%-74.47%	65.89%-67.90%

The expected term and volatility are highly subjective assumptions. The Company has reviewed its historical pattern of option exercises and has determined that there were no meaningful differences in option exercise activity among employee functions. The Company estimates the expected life of the options granted through review of historical exercise patterns for those options granted prior to January 1, 2006 and has used the SAB 107’s simplified method of estimating the expected life of option grants for ‘plain vanilla” options granted in the six months ended June 30, 2006. The Company estimates the expected volatility of its common stock based on its historical volatility as it did not view a combination of historical and implied a more meaningful volatility measure. The Company believes that historical volatility may be representative of future stock price trends. The risk-free rate assumption is determined using the Federal Reserve nominal rates of U.S. Treasury zero-coupon bonds with maturities similar to those of the expected terms of the award being valued. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

The weighted average grant date fair value of options granted during the three months ended June 30, 2006 and 2005, respectively was $1.48 and $9.86 per option. The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and 2005, respectively was $3.19 and $9.97 per option. The total intrinsic value, determined as of the date of exercise, of options exercised in the three months ended June 30, 2006 and 2005 was $66,000 and $1.1 million, respectively. The total intrinsic value, determined as of the date of exercise, of options exercised in the six months ended June 30, 2006 and 2005 was $2.9 million and $2.0 million, respectively. The Company received $14,000 and $607,000 in cash for option exercises in the three and six months ended June 30, 2006, respectively.

At June 30, 2006, there was $11.2 million, net of estimated forfeitures of $3.1 million, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all its equity compensation plans, which include stock options and RSAs. Total unrecoginized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this stock-based compensation expense over a weighted average period of approximately 2.6 years. The following is a summary of stock option activity for the six months ended June 30, 2006:

	Options	Weighted Average Options Exercise Price	Aggregate Intrinsic Value
Options Outstanding, December 31, 2005	3,540,966	$10.94
Granted	1,537,475	$5.35
Exercised	(201,400)	$3.01
Forfeited	(441,337)	$18.55
Options Outstanding, June 30, 2006	4,435,704	$8.60	$17,439
Options Exercisable, June 30, 2006	2,011,531	$8.54	$0

The total intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money as of June 30, 2006. As of June 30, 2006, the Company had 318,860 shares available for future grants. The following is a summary of outstanding stock options at June 30, 2006.

	Options Outstanding as of June 30, 2006			Options Exercisable as of June 30, 2006
	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

Price range $2.08-$11.64	7.30 years	2,429,891	$2.92	4.55 years	1,190,891	$3.69
Price range $11.65-$21.20	8.43 years	2,005,813	$15.48	7.86 years	820,640	$15.56
		4,435,704			2,011,531

The following is a summary of outstanding RSAs at June 30, 2006:

Number	Weighted Average Fair Value(1)	Weighted Average Remaining Term

Nonvested, December 31, 2005	160,000	$18.89	3.1 years
Nonvested, June 30, 2006(2)	68,333	$11.16	2.1 years

(1)	Fair value is calculated at the date of the award and is not adjusted for current market values.
(2)
The net decrease in nonvested RSAs from December 31, 2005 to June 30, 2006 is due to the vesting of 100,000 and 20,000 RSAs, respectively, for Dr. Hudson and Dr. Lippa pursuant to their respective severance rights as discussed in Note 10 offset by the issuance of 28,333 RSAs to certain of the Company’s board members as discussed in Note 8.

As of June 30, 2006, the total remaining unrecognized compensation cost related to RSAs amounted to $407,000, which will be amortized over the weighted average requisite service period of 2.1 years.

5. Research and Development Expense

Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead.

The following represents a detail of amounts included in research and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Payroll related and associated overhead	$$3,744,798	$$2,958,982	$$8,946,084	$$5,204,685
Clinical and preclinical development costs and manufacturing supplies	7,598,408	8,946,972	19,620,152	16,444,173
Professional fees	176,509	335,213	832,415	398,911
Total research and development expense	$11,519,715	$12,241,167	$29,398,651	$22,047,769

6. Marketable Securities and Investments

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. As of June 30, 2006 the Company included $3.5 million of short term commercial paper in cash. The Company has evaluated its investment policies in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and has determined that all its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated Other Comprehensive Income (Loss).” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At June 30, 2006 and December 31, 2005, short-term marketable securities included $9.4 million and $21.2 million of investments, respectively, primarily comprised of investment grade asset-backed, variable-rate debt obligations (auction rate securities), commercial paper and money market funds. Auction rate securities are classified as short-term marketable securities and the related purchases and sales have been classified as investing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

7. Convertible Subordinated Debentures

In December 2004 and January 2005, the Company completed a private placement of $80.0 million aggregate principal amount of 2.5% convertible subordinated debentures due January 15, 2025. The holders of the debentures may require us to purchase all or a portion of their debentures on January 15, 2012, January 15, 2015 and January 15, 2020 (the investor repurchase dates) or upon the occurrence of a fundamental change, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, including liquidated damages, if any, to the purchase date. Upon a fundamental change, as defined in the indenture including a delisting of the Company’s common stock from a national securities exchange, note holders may require the Company to repurchase all or a portion of their notes. The debentures are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the debentures. The Company will pay interest semi-annually of $1,000,000 on January 15 and July 15 of each year, commencing July 15, 2005.

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

On July 26, 2006, the Company exchanged an aggregate of 3,445,000 shares of its common stock for an aggregate of $10 million in original principal amount of these debentures. The debentures and the shares of common stock originally issuable upon conversion thereof are registered for resale under the Securities Act. The Company has canceled the debentures received in the exchange transactions which reduces the aggregate bonds outstanding from $80 million in original principal amount to $70 million in original principal amount. This exchange was not done in accordance with the original conversion terms of the debentures. With this reduction in principal amount, the shares reserved for issuance upon conversion of the debentures has been reduced to 3,076,923.

8. Equity Transactions

As noted above, on July 26, 2006 the Company issued 3,445,000 shares of common stock in exchange for $10 million in original principal amount of its convertible subordinated debentures.

On May 22, 2006, the Company issued 28,333 RSAs to certain of the Company’s directors pursuant to the compensation program for independent directors of the Company. These awards will vest annually ratably over three years.

On January 20, 2005, the institutional investor holder of the line of credit promissory note converted the entire balance of the note and the accrued interest into 1,180,246 shares of the Company’s common stock. The holder had purchased the note from Elan in June 2004.

9. Merck Agreement

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

Under the agreement, DOV received a $35.0 million up-front licensing payment. In addition, the Company is entitled to receive milestone payments of up to $420.0 million, as well as royalties on worldwide net sales, if any. In accordance with the Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” the Company has evaluated the arrangement to determine if the deliverables are separable into units of accounting and then applied applicable revenue recognition criteria.  The Company has determined that the license and the collaboration are a single element for accounting purposes. As a result, the $35 million up-front licensing payment and any future milestones received will be amortized and taken into revenue over the term of the collaboration.  As the Company has a continuing obligation with respect to collaboration on development of product candidates, until an NDA is filed, the up-front payment has been deferred and will be amortized and taken into revenue over the estimated research and development period of 86 months. The time period of the development period is a significant estimate used in the preparation of the Company’s financial statements and is subject to Merck or the Company developing the compound in accordance with the estimated development schedule. The Company originally estimated the development time period as 51 months. However as of June 1, 2005, the Company revised this estimate to 72 months from 51 months and as of May 31, 2006, the Company further revised the estimate to 86 months due to changes in the development timeline.

On August 5, 2005, Merck and DOV amended their license agreement such that the Company will initially carry out at its expense certain development work involving DOV 21,947. Merck is authorized to choose one of the Company’s preclinical triple reuptake inhibitors for inclusion in the agreement at no additional up-front fee. Merck may reassume the financial development and commercialization under the agreement for DOV 21,947 at any time and is required to do so upon successful completion of a pivotal Phase II clinical trial as defined by Merck. Upon this occurrence, Merck will reimburse DOV for its approved development expenditures for DOV 21,947 incurred and pay a success premium on certain of that work. In addition, the first development milestone in the original agreement will be payable to DOV. Merck and DOV have each retained certain termination rights under the amendment. If the test results are not successful as defined, Merck may elect to make such payments to DOV and retain DOV 21,947, but is not required to do so.

10. Employment Agreements

On May 23, 2005, the Company entered into a two-year employment agreement with Dr. Lippa, the Company’s then Chief Executive Officer, which continued his existing agreement, with certain changes, that was extended in January 2005. Such changes include severance protection in the event of a termination of employment without cause or good reason equal to payment of base compensation for the greater of one year or the balance of the term of the agreement, subject to consulting obligations. In addition, the agreement includes a change in control severance protection equal to two years’ base compensation, elimination of a 2% bonus based upon gross proceeds in the event of a sale of the Company and elimination of incentive compensation for licensing. He was also awarded 60,000 RSAs under the Company’s 2000 stock option and grant plan, subject to ratable annual vesting over three years provided he remains as a director of the Company. As of July 28, 2005, Dr. Lippa’s employment as Chief Executive Officer terminated thus requiring the Company to pay the contractual severance. As a result, the Company has recorded a severance obligation of $790,000 as of June 30, 2005. Dr. Lippa remains as chairman of the board of directors.

On June 29, 2005, the Company entered into a three-year employment agreement with Dr. Hudson as Chief Executive Officer and President. Under the agreement, Dr. Hudson received a salary of at least $425,000 per annum and received, upon commencement of employment on July 28, 2005, 100,000 shares of restricted stock and 225,000 stock options, each vesting ratably annually over four years. Dr. Hudson also received a bonus of $85,000 in January 2006. The agreement provided for other benefits, including relocation allowances. For qualified events of severance, Dr. Hudson was entitled under the agreement to base compensation for the balance of his agreement subject to a minimum of one-year base compensation and an additional severance payment equal to his prior incentive bonus in the case of a termination following a change of control. On June 29, 2006, Dr. Hudson resigned as President and Chief Executive Officer and as a member of the Board of Directors of the Company. DOV entered into a Separation and General Release Agreement with Dr. Hudson, dated as of June 29, 2006, pursuant to which the Company will make severance payments to Dr. Hudson in an aggregate amount equal to 24 months of basic compensation. Additionally, the 100,000 shares of RSAs granted to Dr. Hudson in connection with the commencement of his employment were vested and Dr. Hudson elected to have the tax withheld from the RSAs granted, thus DOV has agreed to remove any restrictions on 68,550 of such shares which are now fully-owned by Dr. Hudson and the remaining 31,450 shares were retired to treasury stock as the Company will pay in cash the tax withholding. As a result, the Company has recorded a severance obligation of $953,000 and recorded non-cash compensation expense charge of $1.4 million related to the acceleration of the RSAs. In addition, in accordance with the provisions of Dr. Hudson’s employment agreement, all stock options held at the date of termination were subject to accelerated vesting. Upon termination, the Company recognized an accelerated non-cash compensation charge of $2.9 million due to the acceleration of vesting of these options. Dr. Hudson elected to forfeit these options. Both of these charges are included in general and administrative expense. The non-cash compensation charges are based on the fair value of the options and RSAs at the date of grant.

In May 2006, the employment of Robert Horton, the Company’s general counsel, was terminated. As part of his severance agreement, the Company agreed to pay base salary and benefits over the next 15 months and, pursuant to the provisions of his employment agreement, his unvested options have been vested and the exercise period for all outstanding options has been extended to at least December 31, 2007. The Company has recorded a severance obligation of $456,000 as of June 30, 2006. The acceleration of Mr. Horton’s options resulted in a non-cash compensation charge of $1.1 million and is included in general and administrative expense. The non-cash compensation charge is based on the fair value of the options at the date of grant as opposed to current fair value.

On June 30, 2006, Ms. Barbara Duncan was promoted to President, continues as Chief Financial Officer of the Company and will serve as a member of the board of directors. In connection with Ms. Duncan’s promotion, DOV has entered into Amendment No. 1 with Ms. Duncan, dated as of June 30, 2006, to Ms. Duncan’s employment agreement, which was originally dated as of August 3, 2004. The amendment provides for Ms. Duncan’s service to DOV as President and Chief Financial Officer until June 30, 2008. In connection with the execution of the amendment, Ms. Duncan was granted options to purchase 350,000 shares of DOV common stock at an exercise price of $2.12 per share (the closing price on the grant date of June 30, 2006) that will vest ratably annually over four years. Such options, to the extent not vested, shall vest immediately upon a termination of Ms. Duncan’s employment by DOV without cause or a termination of employment by Ms. Duncan for good reason or within six months of certain events constituting a change of control of the Company. Additionally, in the event of a termination of Ms. Duncan’s employment by DOV without cause or a termination of employment by Ms. Duncan for good reason or within six months of certain events constituting a change of control of DOV, Ms. Duncan will be entitled to severance payments equal to the greater of (i) basic compensation for the period commencing on the date of such termination and ending June 30, 2008 and (ii) basic compensation for the period commencing on the date of such termination and ending on the date that is 12 months thereafter. The amendment also provides that Ms. Duncan will resign as a member of the Company’s board of directors in the event Ms. Duncan’s employment with the Company is terminated for any reason. Ms. Duncan’s annual basic compensation was not altered by the amendment and will remain at $344,000 for 2006.

On June 30, 2006, Dr. Phil Skolnick was promoted to Executive Vice President and will continue to serve as Chief Scientific Officer of the Company. In connection with Dr. Skolnick’s promotion, DOV has entered into Amendment No. 1 with Dr. Skolnick, dated as of June 30, 2006, to Dr. Skolnick’s restated employment agreement, which was originally dated as of January 9, 2004. The amendment provides for Dr. Skolnick’s service to DOV as Executive Vice President and Chief Scientific Officer until June 30, 2008. In connection with the execution of the amendment, Dr. Skolnick was granted options to purchase 350,000 shares of DOV common stock at an exercise price of $2.12 per share (the closing price on the grant date of June 30, 2006) that will vest ratably annually over four years. Such options, to the extent not vested, shall vest immediately upon a termination of Dr. Skolnick’s employment by DOV without cause or a termination of employment by Dr. Skolnick for good reason or within six months of certain events constituting a change of control of the Company. Additionally, in the event of a termination of Dr. Skolnick’s employment by DOV without cause or a termination of employment by Dr. Skolnick for good reason or within six months of certain events constituting a change of control of the Company, Dr. Skolnick will be entitled to severance payments equal to the greater of (i) basic compensation for the period commencing on the date of such termination and ending June 30, 2008 and (ii) basic compensation for the period commencing on the date of such termination and ending on the date that is 12 months thereafter. Dr. Skolnick’s annual basic compensation was not altered by the amendment and will remain at $344,000 for 2006.

The Company has executed Amendment No. 1 with Dr. Warren Stern, dated as of June 30, 2006, to Dr. Stern’s employment agreement, which was originally dated as of September 10, 2003. The amendment provides for an extension of the term of Dr. Stern’s service to DOV as Senior Vice President of Drug Development from September 10, 2006 until March 31, 2007; provided, however, that the hours of service provided by Dr. Stern to the Company and Dr. Stern’s basic compensation will be reduced by (i) 30% from October 1, 2006 until January 1, 2007 and (ii) 50% from January 1, 2007 until March 31, 2007. In connection with the execution of the amendment, Dr. Stern was granted options to purchase 75,000 shares of DOV common stock at an exercise price of $2.12 per share (the closing price on the grant date of June 30, 2006) that will vest in full on March 31, 2007. Such options, to the extent not vested, shall vest immediately upon a termination of Dr. Stern’s employment by DOV without cause or a termination of employment by Dr. Stern for good reason or within six months of certain events constituting a change of control of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition together with our unaudited financial statements and related notes contained elsewhere in this report.

Overview

We are a biopharmaceutical company focused on the discovery, in-licensing and development of novel drug candidates for central nervous system, or CNS, disorders. In 1998, we licensed four of our product candidates for all indications from Wyeth: indiplon, for the treatment of insomnia, bicifadine, for the treatment of pain, ocinaplon, for the treatment of anxiety, and DOV 216,303, for the treatment of depression and other indications. In October 2005, we discontinued the development of ocinaplon for general anxiety disorder, or GAD.

Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of June 30, 2006, we had an accumulated deficit of $194.2 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

We anticipate that our quarterly results of operations will fluctuate for several reasons, including the timing and extent of research and development efforts, the timing and extent of adding new employees and infrastructure, the timing of milestone, license fee and royalty payments and the timing and outcome of regulatory approvals.

In pursuing our strategy, we enter into collaboration and/or license agreements with strategic partners from time to time. We currently have relationships with Neurocrine, Merck and Wyeth. In 1998, we sublicensed the worldwide development and commercialization of indiplon to Neurocrine in 1998 in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine subsequently entered into a worldwide development and commercialization agreement with Pfizer for indiplon. Neurocrine filed two NDAs for indiplon for the treatment of insomnia in April and May 2005. The FDA issued an approvable letter for the 5 mg and 10 mg IR formula and a non-approvable letter for the 15 mg MR formula in May 2006. Based on its public disclosures, Neurocrine is continuing to review the FDA letters and is pursuing discussions with the FDA to gain greater clarity regarding next steps for indiplon’s development. In June 2006, Neurocrine announced that Neurocrine and Pfizer had agreed to terminate the collaboration agreement to develop and co-promote indiplon and that Neurocrine would reacquire all worldwide rights for indiplon capsules and tablets and would independently develop indiplon for approval and commercialization. The termination of this partnership does not affect or alter DOV’s royalty and milestone agreements with Neurocrine.

 On August 5, 2004, we entered into an agreement with Merck for the worldwide development and commercialization of all indications for DOV 21,947 and certain indications for DOV 216,303 in exchange for a $35.0 million up-front payment and the right to receive further payments of up to $420.0 million upon the achievement of certain milestones and royalties based on product net sales, if any. As described below, this agreement was amended in 2005. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period. As of June 1, 2005, we revised this estimate to 72 months from 51 months and, accordingly, the amortization of the remaining balance beginning June 1, 2005 reflected this revised time period. This adjustment to the estimate for the development period was made as a result of the need to collect and assess additional clinical data which has extended the total development timeline. As of May 31, 2006 we revised the estimate to 86 months and accordingly, the amortization of the remaining balance beginning June 1, 2006 reflects this revised time period. This most recent adjustment was made as a result of our decision to delay the initiation of the next clinical trial for DOV 21,947 as well as certain of the development and manufacturing activities which has extended the total development timeline. The time period of the development period is a significant estimate used in the preparation of our financial statements and is subject to Merck developing the compound in accordance with the estimated development schedule. This development period estimate may fluctuate from period to period and the fluctuation may be significant. On August 5, 2005, we amended our agreement with Merck such that we have agreed to assume responsibility for certain development work for DOV 21,947, subject to reimbursement for certain of our development costs in certain circumstances. In addition, Merck is permitted to select an additional preclinical triple reuptake inhibitor product candidate for inclusion in the agreement with no further up-front fee.

In April 2006, we received the results of our Phase III clinical trial of bicifadine for the treatment of chronic low back pain, or CLBP.  Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study at any of the doses tested.  Although we are continuing forward with our Phase II trial of bicifadine in osteoarthritis and our two ongoing Phase III trials of bicifadine in CLBP, this unsuccessful study has significantly delayed the previously planned NDA filing in chronic pain.  We have postponed certain Phase I clinical trials and other development activities which are now no longer on the critical path timeline for an NDA filing to enable us to have more flexibility with expenditures in the near term. In May 2006, we took further actions to optimize expenditures in our clinical research programs and restructured our organization, including a reduction in headcount, to most efficiently utilize capital resources. These collective actions, including the bicifadine program updates, are expected to reduce DOV’s estimated expenses by approximately $9 million for the second half of 2006. In addition, we have delayed the initiation of the upcoming Phase II clinical trial for DOV 21,947 to early in 2007 to further optimize the utilization of our internal resources and capital.

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

Our operating expenses consist primarily of license expense, costs associated with research and development and general and administrative costs associated with our operations. Research and development expense consists primarily of compensation and other related costs of our personnel dedicated to research and development activities, clinical and preclinical trial expenses, including toxicology studies, costs of manufacturing clinical and preclinical trial materials, and professional fees related to clinical trials. General and administrative expense consists primarily of the costs of our senior management, finance and administrative staff, business insurance, professional fees and costs associated with being a public reporting entity.

On July 28, 2006, we received a notification from the Nasdaq Listings Qualification Department that we have failed to comply with the continued listing requirements of The Nasdaq Global Market. Pursuant to Nasdaq Marketplace Rule 4450(e)(4), we were provided until August 28, 2006, to regain compliance.  In the event we do not regain compliance by August 28, 2006, we shall have the right to appeal a staff determination to delist our securities and our securities will remain listed until completion of the appeal process. In addition, in the event we cannot meet the requirements for continued listing on The Nasdaq Global Market, we may apply to transfer to The Nasdaq Capital Market. In the event our common stock is no longer listed on a U.S. national securities exchange, we will be obligated to offer to repurchase all $70 million in aggregate principal amount of our outstanding 2.50% convertible subordinated debentures. As we do not presently have the capital necessary to repurchase all $70 million of these notes, we will need to either raise additional capital or pursue a restructuring of our obligations under the debentures. Our alternatives will be determined based upon how many of such debentures are tendered to us for repurchase.

Stock-based Compensation

During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model, or BSM, to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on our historical volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Results of Operations

Three Months Ended June 30, 2006 and 2005

Revenue. Our revenue decreased $2.5 million to $1.3 million for the quarter ended June 30, 2006 from $3.8 million for the comparable period in 2005. We recorded $1.3 million and $1.8 million in the quarters ended June 30, 2006 and 2005, respectively of amortization of the $35.0 million up-front fee we received on the signing of the license, research and development agreement for our collaboration with Merck. During the second quarter of 2005 we also recorded a $2.0 million milestone payment under the Neurocrine agreement. The up-front payment received from Merck has been deferred and is being amortized to revenue over the estimated research and development period. As of June 1, 2005, we revised this estimate to 72 months from 51 months and, accordingly, the amortization of the remaining balance beginning June 1, 2005 reflected this revised time period. This adjustment to the estimate for the development period was made as a result of the need to collect and assess additional clinical data, which extended the total development timeline. As of May 31, 2006 we further revised this estimate to 86 months and, accordingly, the amortization of the remaining balance beginning June 1, 2005 reflects this revised time period. This most recent adjustment was made as a result of our decision to delay the initiation of the next clinical trial for DOV 21,947 as well as certain of the development and manufacturing activities which has extended the total development timeline.

Research and Development Expense.  Research and development expense decreased $721,000 to $11.5 million for the second quarter 2006 from $12.2 million for the comparable period in 2005. The decrease in research and development expense was primarily associated with decreased external development costs of $1.3 million and professional fees of $373,000, offset by an increase in payroll and payroll related expenses of $1.0 million. The decrease in research and development expense was primarily related to a decrease in development costs of $1.7 million for ocinaplon, offset by an increase in external development costs of $334,000 for DOV 21,947 and $118,000 for bicifadine. The increase in payroll and payroll related expenses is primarily the result of an increase in non-cash stock compensation of $615,000 related to the adoption of SFAS 123(R) and an overall increase in headcount as we expanded our operations. The net decrease in professional fees primarily related to a decrease in non-cash stock compensation to outside consultants of $353,000.

General and Administrative Expense. General and administrative expense increased $7.4 million to $10.5 million for the second quarter 2006 from $3.1 million for the comparable period in 2005. The increase was primarily attributable to an increase of $6.8 million in payroll and payroll related expenses, $941,000 in rent expenses related to our new headquarters in Somerset, New Jersey and $111,000 in office and related expenses. These increases were offset by a decrease of $339,000 in professional fees and $117,000 in travel and travel related expenses. The increase in payroll and associated overhead is primarily the result of an increase in severance obligations of $1.4 million for our then chief executive officer, Dr. Hudson, and our then general counsel, Mr. Horton, pursuant to their respective severance agreements and an increase in non-cash stock compensation of $4.8 million related to the adoption of SFAS 123(R) and in non-cash compensation for restricted stock awards of $1.4 million offset partly by a decrease in severance obligation recorded in the comparable period in 2005 of $790,000 for our then chief executive officer, Dr. Lippa. Included in these non-cash compensation charges are charges of $4.3 million related to the acceleration of all outstanding stock options and RSAs for Dr. Hudson and $1.1 million resulting from the acceleration of all outstanding stock options for Mr. Horton pursuant to their respective severance agreements. The non-cash compensation charges are based on the fair value of the RSAs and options at the date of grant as opposed to current fair value. The decrease in professional fees is due to lower recruitment fees of $286,000. The severance agreements with Dr. Hudson and Mr. Horton are described in Note 10 of our financial statements included under Part I, Item 1 of this Form 10-Q.

Interest Income. Interest income decreased $234,000 to $754,000 in the second quarter 2006 from $988,000 in the comparable period in 2005 primarily due to lower average cash balances, offset by higher effective interest rate yields.

Interest Expense. Interest expense decreased $64,000 in the second quarter of 2006 from the comparable period in 2005. We incurred $500,000 in interest expense on the convertible debentures placed in December 2004 and January 2005. Please refer to Note 7 of our financial statements included under Part I, Item 1of this Form 10-Q.

Other Income (Expense), net. Other income (expense), net increased $14,000 in the second quarter of 2006 from the comparable period in 2005.

Six Months Ended June 30, 2006 and 2005

Revenue. Our revenue for the six months ended June 30, 2006 and 2005 was $2.7 million and $5.9 million, respectively including amortization of $2.7 million and $3.9 million in 2006 and 2005, respectively relating to the $35.0 million up-front fee we received on the signing of the license, research and development agreement for our collaboration with Merck. During the second quarter of 2005 we recorded a $2.0 million milestone payment under the Neurocrine agreement. As of June 1, 2005, we revised our estimate under the Merck agreement to 72 months from 51 months and, accordingly, the amortization of the remaining balance beginning June 1, 2005 reflects this revised time period. This adjustment to the estimate for the development period was made as a result of the need to collect and assess additional clinical data, which has extended the total development timeline. As of May 31, 2006 we revised this estimate to 86 months and beginning June 1, 2006 amortized the remaining balance over this time period. This most recent adjustment was made as a result of our decision to delay the initiation of the next clinical trial for DOV 21,947 as well as certain of the development and manufacturing activities which has extended the total development timeline.

Research and Development Expense.  Research and development expense increased $7.4 million to $29.4 million for the six months ended June 30, 2006 from $22.0 million for the comparable period in 2005. The increase in research and development expense was primarily associated with increased external development costs of $3.2 million, payroll and payroll related expenses of $3.6 million, $294,000 for rent expense, $241,000 in travel and related expenses and $220,000 in professional fees offset by lower office related expenses of $210,000. Included in the increase in external development costs is an increase of $6.2 million for bicifadine, $595,000 for DOV 21,947 and $212,000 for our discovery and preclinical programs offset by decreases in external development of $2.1 million for our anti-anxiety compounds, $1.1 million for DOV 102,677, $419,000 for DOV diltiazem and $153,000 for DOV 216,303.  The increase in payroll and payroll related expenses is primarily the result of an increase in non-cash stock compensation of $1.5 million related to the adoption of SFAS 123(R) and an overall increase in headcount as we expanded our operations. The net increase in professional fees primarily related to an increase in patent related legal fees of $133,000 and general consulting of $144,000.

General and Administrative Expense. General and administrative expense increased $9.9 million to $14.6 million in the six months ended June 30, 2006 from $4.7 million for the comparable period in 2005. The increase is primarily related to an increase of $8.6 million in payroll and payroll related expenses, $1.2 million in rent related to our Somerset facility and $418,000 in office and related expenses, offset by a decrease in professional fees of $334,000 and in travel and entertainment expenses of $101,000. The increase in payroll and associated overhead is primarily the result of an increase in non-cash stock compensation of $5.6 million related to the adoption of SFAS 123(R) and $1.8 million for restricted stock expense, an increase in severance obligations of $1.4 million for our then chief executive officer, Dr. Hudson, and our then general counsel, Mr. Horton, pursuant to their respective severance agreements and, offset partly by a decrease in severance obligation recorded in the comparable period in 2005 of $790,000 for our then chief executive officer, Dr. Lippa and an increase in headcount as we expanded operations. Included in these non-cash compensation charges are charges of $4.3 million related to the acceleration of stock options and RSAs for Dr. Hudson and $1.1 million resulting from the acceleration of all outstanding stock options for Mr. Horton, pursuant to their respective severance agreements. The non-cash compensation charges are based on the fair value of the RSAs and options at the date of grant as opposed to current fair value. The decrease in professional fees is due primarily to lower recruitment fees of $267,000.

Interest Income. Interest income decreased $277,000 to $1.6 million in the six months ended June 30, 2006 from $1.9 million in the comparable period in 2005 primarily due to lower average cash balances offset by a higher effective interest rate yield.

Interest Expense. Interest expense decreased $101,000 to $1.2 million in the six months ended June 30, 2006 from $1.3 million in the comparable period in 2005. In the six months ended June 30, 2006 and 2005 we incurred $1.0 million in interest expense on the convertible debentures placed in December 2004 and January 2005. Please refer to Note 7 of our financial statements included under Part I, Item 1of this Form 10-Q.

Other Income (Expense), net. Other income (expense), net increased $26,000 in the six months ended June 30, 2006 from the comparable period in 2005.

Liquidity and Capital Resources

At June 30, 2006, our cash and cash equivalents and marketable securities totaled $60.3 million compared with $97.6 million at December 31, 2005. The decrease in cash balances at June 30, 2006 resulted primarily from cash used in operations of $33.6 million and the establishment of a letter of credit related to our new facility of $4.2 million. At June 30, 2006, we had working capital of $42.3 million compared with $78.5 million at December 31, 2005.

Net cash used in operations during the six months ended June 30, 2006 amounted to $33.6 million, as compared to $20.5 million in the same period of 2005. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of personnel. Net non-cash expense (income) related to stock-based compensation, interest expense and depreciation and amortization expenses were $8.7 million in the six months ended June 30, 2006 and $585,000 in the comparable period in 2005.

Net cash provided by/used in investing activities during the six months ended June 30, 2006 and 2005 amounted to $46.8 million provided by and $17.6 million used in, respectively. This fluctuation resulted primarily from the timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods.

Net cash provided by financing activities during the six months ended June 30, 2006 was $607,000 as compared to $15.4 million in the comparable period in 2005. Net cash provided by financing activities in the six months ended June 30, 2005 was primarily related to net proceeds of $14.6 million from the issuance of $15.0 million of 2.5% subordinated convertible debentures in January 2005.

In February 2006, we committed to a ten-year operating lease for a 133,686 square foot facility in Somerset, New Jersey which now serves as our corporate headquarters and principal place of business, effective June 2006. This lease will result in an increase to our annual occupancy costs as annual rent is $2.8 million, not taking into account expected revenue from a sublease, if any, of space excess to our current needs. In connection with this lease we have entered into a stand-by letter of credit facility for $4.2 million to serve as collateral for our performance under the lease and as such this cash is not available to us through March 2016.

On July 28, 2006, we received a notification from the Nasdaq Listings Qualification Department that we have failed to comply with the continued listing requirements of The Nasdaq Global Market. In the event we cannot meet the requirements for continued listing on The Nasdaq Global Market, we may apply to transfer to The Nasdaq Capital Market. In the event our common stock is no longer listed on a U.S. national securities exchange, we will be obligated to offer to repurchase all $70 million in aggregate principal amount of our outstanding 2.50% convertible subordinated debentures. As we do not presently have the capital necessary to repurchase all $70 million of these notes, we will need to either raise additional capital or pursue a restructuring of our obligations under the debentures. Our alternatives will be determined based upon how many of such debentures are tendered to us for repurchase.

Factors That May Affect Future Financial Condition and Liquidity

As described above, in the event our common stock is no longer listed for trading on a U.S. national securities exchange, we will be obligated to offer to repurchase our 2.50% convertible subordinated debentures. As we do not presently have the capital necessary to repurchase all $70 million of these notes, we will need to either raise additional capital or pursue a restructuring of our obligations under the debentures. Our alternatives will be determined based upon how many of such debentures are tendered to us for repurchase. In the event our common stock remains listed on a U.S. national securities exchange, we believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least June 30, 2007. Our ability to fund these expenditures through June 30, 2007 is dependent upon our future capital uses and requirements which depend on numerous factors, including:

•	our ability to meet the listing requirements of The Nasdaq Stock Market for our common stock;
•	the terms of any restructuring of our obligations under our 2.5% convertible subordinated debentures if we do such a restructuring;
•	our progress with research and development;
•	our ability to maintain and establish, and the scope of, collaborations that finance research and development of our clinical candidates;
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

In addition to the foregoing, our future capital uses and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates. Our licensors, sublicensees and collaborative partners, Neurocrine, Merck and Wyeth, may encounter conflicts of interest, changes in business or clinical strategy, or they may acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance. In addition, our future capital uses and requirements have been impacted by our agreement to undertake certain development activities with respect to DOV 21,947 that Merck would have otherwise been responsible for under our original license agreement with Merck. We will be spending substantial funds in an amount to be determined as we conduct this development of DOV 21,947. If certain of these studies are successful when measured against criteria to be agreed upon with Merck, we will be reimbursed for our costs of conducting these development activities, receive a success premium on certain of these activities and be entitled to receive the first of the milestones under the license agreement. If the clinical studies are not successful, we may not be reimbursed for our costs and may never receive milestone payments under the license to Merck unless Merck elects to make such payments and continue the relationship under the license agreement. Each party has certain termination rights.

If our common stock is not listed on a U.S. national securities exchange, we will be obligated to offer to repurchase our 2.50% convertible subordinated debentures. As we do not presently have the capital necessary to repurchase all $70 million of these notes, we will need to either raise additional capital or pursue a restructuring of our obligations under the debentures. Our alternatives will be determined based upon how many of such debentures are tendered to us for repurchase.

To meet future capital requirements, including any requirement to repurchase our 2.50% convertible subordinated debentures, we may attempt to raise additional funds including through equity or debt financings, collaborative agreements with corporate partners or from other sources. Any such equity or equity-linked financing may result in substantial dilution to our existing equity holders. In addition, we have exchanged shares of common stock for outstanding 2.50% convertible subordinated debentures and may do so in the future. Any such exchange may also result in dilution to our existing equity holders, although it would also result in the cancellation of the principal amount of any such debentures so exchanged. If adequate funds are not available, or not available on an acceptable basis, we may be required to curtail or delay significantly one or more of our product development programs. In addition, future milestone payments under some of our collaborative or license agreements are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaborative or license agreement. Milestone performance criteria are specific to each agreement and based upon future performance. Therefore, we are subject to significant variation in the timing and amount of our revenues, milestone expenses and results of operations from period to period.

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to June 30, 2006, are as follows:

	Payments Due by Period
	Less than 1 Year	1- 3 Years	3- 5 Years	More Than 5 Years	Total(2)(3)
	(in thousands)

Convertible subordinated debentures(1)	$2,000	$4,000	$4,000	$107,000	$117,000
Operating leases	3,060	5,713	5,815	14,344	28,932

Total	$5,060	$9,713	$9,815	$121,344	$145,932

(1)	Included are interest payments of approximately $2.0 million annually through 2025.

(2)	Excludes expenses for clinical studies called for by the amendment to the license agreement with Merck inasmuch as we have reserved the right to terminate the amendment at any time.

(3)
We have entered into additional contracts with vendors that do not create quantifiable contractual obligations, but that would require substantial wind-down costs and activities upon termination. These wind-down costs are not quantifiable at this time.

The table above excludes future milestones and royalties that may be owed to Wyeth, Elan and Biovail under terms of existing agreements as payments are contingent upon future events. We do not expect to pay any royalties under these agreements in 2006. In May 1998, we licensed from Wyeth, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth’s right of first refusal. If at any time we become insolvent or commit actions for bankruptcy, the license for our four compounds with Wyeth may be terminated and thus we may not have any remaining economic interest in the compounds. In February 2004, we entered into agreements to reorganize our exclusive license agreement with Wyeth in respect of these four compounds and our sublicense agreement with Neurocrine in respect of indiplon. Under the restated license agreements, if we sell the products ourselves, we are obligated to pay Wyeth royalties of 3.5% of net sales for ocinaplon and DOV 216,303 and 5.0% of net sales for bicifadine, and milestones of $2.5 million for ocinaplon and $5.0 million for bicifadine upon NDA filing and $4.5 million each for bicifadine, ocinaplon and DOV 216,303 upon a NDA approval. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5% should we partner or sublicense that compound, which we have done for DOV 216,303 for certain indications. In addition, should we partner or sublicense a compound, the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. As we have licensed certain rights to DOV 216,303 to Merck the next milestone payable to Wyeth of $2.5 million was accelerated and paid in 2004. In addition, should Merck achieve sales on this compound, we will be obligated to pay Wyeth a royalty of 4.0% on those sales. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon. Accordingly, the reorganization with Neurocrine allows Neurocrine to pay to us royalty and milestone payments net of those amounts that would be owed by us to Wyeth under our 1998 agreement with Wyeth. In connection with Elan’s license grant to us in October 2003, Elan is entitled to receive up to an aggregate of $3.0 million when bicifadine and ocinaplon are licensed or come to market. In connection with the Biovail separation agreement, we may be obligated to make payments to Biovail of $3.0 million upon issuance of marketing authorization for DOV diltiazem and up to $7.5 million based upon sales, if any.

The table also excludes any severance or termination payments that would be due to certain of our employees under their employment contracts should they be terminated without cause or terminate following a change of control prior to the expiration of their contract term as the amounts are not determinable at this time.  We file our employment agreements with our current and former executive officers with the SEC and these agreements are available at www.sec.gov.

The table above assumes that our common stock remains listed on a U.S. national securities exchange. In the event our common stock is no longer listed for trading on a U.S. national securities exchange, we will be obligated to offer to repurchase our 2.50% convertible subordinated debentures. Holders of debentures will then have the right to tender their debentures for repayment at par value. As we do not presently have the capital necessary to repurchase all $70 million of these notes, we will need to either raise additional capital or pursue a restructuring of our obligations under the debentures. Our alternatives will be determined based upon how many of such debentures are tendered to us for repurchase.

Off-Balance Sheet Arrangements

The $80.0 million of outstanding convertible subordinated debentures we have outstanding at June 30, 2006 are convertible into approximately 3.5 million shares of our common stock.  If all these debentures were converted, our stockholders could experience significant dilution. We would not receive any additional cash proceeds upon the conversion of the debentures. In July 2006, we exchanged an aggregate of 3,445,000 of our common stock for an aggregate of $10 million in original principal amount of these debentures. We have canceled the debentures received in the exchange transactions which reduced the aggregate bonds outstanding from $80 million in original principal amount to $70 million in original principal amount. With this reduction in principal amount, the shares reserved for issuance upon conversion of the debentures has been reduced to 3,076,923.

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 2000 Stock Option and Grant Plan, or 2000 Plan, and non-plan awards based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. We have recorded $5.4 million and $7.1 million of stock-based compensation expense, net of estimated forfeitures, during the three and six months ended June 30, 2006, respectively, as a result of our adoption of SFAS 123(R) and $1.5 million and $1.9 million of compensation expense related to restricted stock awards for the respective periods. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the three and six months ended June 30, 2006, we did not record any excess tax benefit generated from option exercises.

See Note 4 to our consolidated financial statements in this quarterly report.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures About Market Risk appearing in Part II, Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out by management as of June 30, 2006, under the supervision and with the participation of our president and chief financial officer (our principal accounting officer). Based upon that evaluation, this officer concluded that our disclosure controls and procedures are effective.

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

Our stock price has been particularly volatile. Following the release of results from our completed Phase III clinical trial of bicifadine in patients with chronic low back pain, or CLBP, our stock price experienced a substantial decline from the previous day’s close price of $14.69 to $7.92. Further, following our partner Neurocrine’s announcement regarding the FDA review and approval process for indiplon, our stock price experienced another decline from the previous day’s close price of $7.05 to $3.02 and has further declined upon the July 31, 2006 announcement of our notice of Nasdaq listing requirement deficiencies.

Some of the factors that may cause the market price of our common stock to continue to fluctuate include:

☐	continued volatility and decrease of our stock price to such an extent that we do not comply with The Nasdaq Stock Market listing requirements;

☐	our ability to restructure our obligations under our 2.50% convertible subordinated debentures and, if so restructured, the terms thereof;

☐	future issuances of our common stock or other forms of financings which may result in substantial dilution to our existing equity holders;

☐
results of clinical trials conducted by us or on our behalf, or by our competitors, such as announcement of the results from the currently ongoing Phase III clinical trial with bicifadine in patients with chronic low back pain, or CLBP, (study 021);

☐	delays in initiating clinical trials or changes in previously planned or initiated clinical trials;

☐
regulatory developments or enforcement in the United States and foreign countries, such as the result of the May 2006 FDA issuance of an approvable letter (for the 5mg and 10mg IR doses) and a non-approvable letter (for the 15mg MR dose) by the FDA for the indiplon NDA filings;

☐	business or legal developments concerning our collaborators, licensors or licensees, including Merck, Neurocrine and Wyeth;

☐	delays or disagreements with Merck in the development of DOV 21,947 to be conducted by us under the August 2005 amendment to the license agreement with Merck;

☐	developments or disputes concerning patents or other proprietary rights;

☐	changes in estimates or recommendations by securities analysts;

☐	public concern over our drugs that treat CNS disorders, including any drugs that we may develop in the future;

☐	litigation;

☐	general market conditions;

☐	changes in the structure of health care payment systems;

☐	failure of any of our product candidates, if approved, to achieve commercial success;

☐	economic and other external factors or other disasters or crises;

☐	period-to-period fluctuations in our financial results and financial position;

☐	changes in senior management; and

☐	further restructuring of our corporate workforce to best address and achieve our short- and long-term goals.

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

In the event our common stock is no longer listed on a U.S. national securities exchange, we will be obligated to repurchase all of the remaining $70 million in original principal amount of our 2.50% convertible subordinated debentures and, as of the date hereof, we do not have sufficient capital to so repurchase.

On July 28, 2006, we received a notification from the Nasdaq Listings Qualification Department that we have failed to comply with the continued listing requirements of The Nasdaq Global Market because the market value of our listed securities has fallen below $50,000,000 for ten consecutive business days pursuant to Nasdaq Marketplace Rule 4450(b)(1)(A). Nasdaq also informed us that we failed to comply with Nasdaq Marketplace Rule 4450(b)(1)(B), which requires total assets and total revenue of $50,000,000 each for the most recently completed fiscal year or two of the last three most recently completed fiscal years. Under the Nasdaq Global Market Continued Inclusion Requirements, we may maintain our listing qualifications without complying with this requirement if we are in compliance with the requirements of Nasdaq Marketplace Rule 4450(b)(1)(A) with respect to the market value of our listed securities being at least $50,000,000. Pursuant to Nasdaq Marketplace Rule 4450(e)(4), we were provided a period of 30 calendar days, or until August 28, 2006, to regain compliance. In the event we do not regain compliance by August 28, 2006, we shall have the right to appeal a staff determination to delist our securities and our securities will remain listed until completion of the appeal process. In addition, in the event we cannot meet the requirements for continued listing on The Nasdaq Global Market, we may apply to transfer to The Nasdaq Capital Market. In the event our common stock is no longer listed on a U.S. national securities exchange, we will be obligated to offer to repurchase all $70 million in aggregate principal amount of our outstanding 2.50% convertible subordinated debentures. As we do not presently have the capital necessary to repurchase all $70 million of these notes, in the event we are so obligated to so offer to repurchase, we will need to either raise additional capital or pursue a restructuring of our obligations under our debentures. Our alternatives will be determined based upon how many of such debentures are tendered to us for repurchase. In the event we are unable to fulfill our obligation to repurchase the debentures that are tendered to us, holders of our debentures may declare a default and will have the remedies available to them under the terms of the debentures and as creditors.

Our indebtedness and interest payment obligations may adversely affect our cash flow, cash position and stock price.

In December 2004 and January 2005, we sold $80.0 million aggregate principal amount of 2.5% subordinated convertible debentures due in January 2025. Our annual debt service obligation on these debentures is $2.0 million. The holders of the debentures may require us to purchase all or a portion of their debentures on January 15, 2012, January 15, 2015 and January 15, 2020. If our common stock is not listed on a U.S. national securities market, these debentures may become due earlier than these dates. If we issue other debt securities prior to conversion of the debentures, our debt service obligations will increase further.

We intend to fulfill our interest payment obligations for the convertible subordinated debentures from our existing cash, cash equivalents and marketable securities. In the future, if the holders require us to purchase all or a portion of their debentures and we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations, we may have to delay or curtail research, development and commercialization programs. The holders’ right to require us to purchase all or a portion of the debentures, prior to maturity in January 2025, may be exercised in January 2012, 2015 and 2020 or earlier upon a fundamental change of the Company, including a delisting of our common stock from a national securities exchange.

If we cannot raise additional funding, we may be unable to complete development of our product candidates.

At June 30, 2006, we had cash and cash equivalents and marketable securities of $60.3 million. We currently have no commitments or arrangements for any financing. In the event our common stock remains listed on a U.S. national securities exchange, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses, interest payments on our debt obligations and capital requirements until at least June 30, 2007. We will require additional funding to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We may continue to seek additional capital including through public or private financing or collaborative agreements. If adequate funds are not available to us as we need them, we may be required to curtail significantly or eliminate at least temporarily one or more of our product development programs.

If our outstanding convertible debt is converted into shares of our common stock, existing common stockholders will experience immediate equity dilution and, as a result, our stock price may go down.

The 2.5% convertible subordinated debentures that we issued in December 2004 and January 2005 are convertible, at the option of the holders, into shares of our common stock at initial conversion rates of 43.9560 shares of common stock per $1,000 principal amount of notes, or $22.75 per share, subject to adjustment in certain circumstances. If all the debentures were converted at their initial conversion rate, we would be required to issue approximately 3,516,484 shares of our common stock. We have reserved shares of our authorized common stock for issuance upon conversion of the debentures. If the debentures are converted into shares of our common stock, our existing stockholders will experience immediate equity dilution and our common stock price may be subject to significant downward pressure.

On July 26, 2006, we exchanged an aggregate of 3,445,000 newly issued shares of our common stock, par value $0.0001 per share, for an aggregate of $10 million in original principal amount of these debentures. We have canceled the debentures received in the exchange transactions which reduced the aggregate bonds outstanding from $80 million in original principal amount to $70 million in original principal amount.

We have incurred losses since our inception and expect to incur significant losses for the foreseeable future, and we may never reach profitability.

Since our inception in April 1995 through June 30, 2006, we have incurred significant operating losses and, as of June 30, 2006, we had an accumulated deficit of $194.2 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses may increase in the foreseeable future as we:

☐	conduct clinical trials;

࿠	conduct research and development on existing and new product candidates;

࿠	make milestone payments;

࿠	Seek regulatory approvals for our product candidates;

࿠	commercialize our product candidates, if approved;

࿠	hire additional clinical, scientific and management personnel;

࿠	add operational, financial and management information systems and personnel; and

࿠	identify additional compounds and acquire rights from third parties to those compounds through a license to us.

We must generate significant revenue to achieve and maintain profitability. We may not be able to generate sufficient revenue and we may never be able to achieve or maintain profitability.

We are dependent on the successful outcome of clinical trials for our lead product candidates.

None of our product candidates is currently approved for sale by the FDA, or by any other regulatory agency in the world, and our product candidates may never be approved for sale or become commercially viable. Before obtaining regulatory approval for the sale of our product candidates, they must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans and we intend to devote a significant portion of our resources in 2006 to the development of bicifadine. Our success will depend on the success of our currently ongoing clinical trials and clinical trials that have not yet begun.

There are a number of difficulties and risks associated with clinical trials including, but not limited to, the possibilities that:

࿠	we may discover that a product candidate causes or may cause harmful side effects;

࿠	we may discover that a product candidate, even if safe when taken alone, may interfere with the actions of other drugs taken at the same time such that its marketability is materially reduced;

࿠	we may discover that a product candidate does not exhibit the expected therapeutic results in humans;

࿠	a product candidate may lend itself to user abuse, in which case labeling may adversely affect its marketability;

࿠	results may not be statistically significant or predictive of results to be obtained from large-scale, advanced clinical trials;

࿠	we or the FDA may suspend or delay initiation of further clinical trials of our product candidates for any of a number of reasons, including safety or delay in obtaining clinical trial material;

࿠	we may be delayed in the FDA protocol review process;

࿠	patient recruitment may be slower than expected;

࿠	patient compliance may fall short of trial requirements; and

࿠	patients may drop out of our clinical trials.

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

In April 2006, we announced the preliminary results of our Phase III clinical trial of bicifadine for the treatment of chronic lower back pain, CLBP, study 020.  Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study at any of the three doses tested.  In May 2006, we announced the results of an internal in-depth analysis of the trial data by our senior management and scientists. This analysis showed that an unusually high placebo response rate was the single major contributory factor to the failure of the trial.  We also identified disease severity, as defined by either the degree of functional disability or the concomitant presence of pain radiating down the leg (sciatica), as the major factor controlling the difference between patients’ response to placebo and their response to bicifadine.  Our analysis showed that as disease severity worsened, placebo response decreased and the relative effect of bicifadine increased. As a result of this analysis and to give our ongoing clinical trial the best likelihood for success, we have amended the inclusion criteria for our Phase III trial of bicifadine in CLBP, study 021, to target only those patients with severe disease for enrollment. We have also announced, in July 2006, that we have dropped the 400 mg b.i.d. dosing arm from study 021.

Although we are continuing with our ongoing Phase III trials of bicifadine in CLBP - studies 021and the long-term safety trial, study 022 - the unsuccessful 020 study has significantly delayed the previously planned NDA filing in chronic pain.  We have postponed certain Phase I clinical trials and other development activities which are now no longer on the critical path timeline for an NDA filing to enable us to have more flexibility with expenditures in the near term.  While we have invested a significant portion of our efforts and financial resources in the development of bicifadine in CLBP, we are also conducting a Phase II trial of bicifadine in osteoarthritis, another chronic pain model.

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

We may determine to continue to reduce staffing further as a result of postponing certain Phase I clinical trials and other development activities which are now no longer on the critical path timeline for an NDA filing for bicifadine, in which case we could face lawsuits.

On May 18, 2006, we reduced our workforce to 74 employees from 111 employees in order to lower our cost structure as part of a reorganization of operations and to appropriately align our operations with its current stage of drug development and research. This reduction in force was made as a result of the postponement by us of certain clinical trials and other development activities for bicifadine. The internal analysis of study 020 provided valuable insights regarding target patient populations and their response to both placebo and bicifadine. We have used these analyses to determine the path forward for study 021 and have amended that trial accordingly. The timing and cost of the ongoing studies 021 and 022 continue to be under review. Any additional changes to those trials may contribute to staffing needs less than current levels. Any reduction in workforce is accompanied by risk of litigation, which if initiated or successful, could harm our business and financial position.

We may not receive regulatory approvals for our product candidates, approvals may be delayed or the approvals we receive may not be sufficient to fulfill our current goals for our product candidates.

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and commercialization of our product candidates and in our ongoing research and development activities. Our partner Neurocrine filed two NDAs for indiplon for the treatment of insomnia in April and May 2005. The FDA issued an approvable letter for the 5 mg and 10 mg IR formula and a non-approvable letter for the 15 mg MR formula in May 2006. Neurocrine is continuing to review the FDA letters and is pursuing discussions with the FDA to gain greater clarity regarding next steps for indiplon’s development. In July 2006, Neurocrine announced during its quarterly earnings conference call that it will hold a meeting with the FDA in August 2006 to discuss the 5 mg and 10 mg IR formulations. All our other product candidates are in various stages of research and development and we have not yet requested or received regulatory approval to commercialize any product candidate from the FDA or any other regulatory body.

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

We rely on the efforts of Neurocrine and may ultimately rely on Merck for the development, design and implementation of clinical trials, regulatory approval and commercialization of indiplon and our product candidates DOV 216,303 and DOV 21,947.

In 1998, we sublicensed indiplon to Neurocrine without retaining any material rights other than the right to receive milestone payments and royalties on product sales, if any. In December 2002, Neurocrine entered into a development and commercialization agreement with Pfizer for indiplon. In June 2006, Neurocrine announced that Neurocrine and Pfizer had agreed to terminate the collaboration agreement to develop and co-promote indiplon and that Neurocrine would reacquire all worldwide rights for indiplon capsules and tablets and would independently develop indiplon for approval and commercialization. The termination of this partnership does not affect or alter DOV’s royalty and milestone agreements with Neurocrine. In August 2004, we sublicensed DOV 216,303 for certain indications and DOV 21,947 for all indications to Merck without retaining any material rights other than our participation in the ongoing clinical plan collaboration, the right to receive milestone payments and royalties on product sales, if any, and co-promotion. The clinical development, design and implementation of clinical trials, the preparation of filings for FDA approval and, if approved, the subsequent commercialization of these product candidates are within the control of our partners. We will lack control over the process and, as a result, our ability to receive any revenue from these product candidates is dependent on the success of their efforts. Our partners may fail or otherwise decide not, or otherwise not have the ability, to devote the resources necessary to successfully develop and commercialize the product candidates, which would impair our ability to receive milestone or royalty payments, if any, in respect of the product candidates.

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

Our efforts to develop, obtain regulatory approval for and commercialize our existing and any future product candidates depend in part upon the performance of our licensees and collaborative partners. Currently, we have license and collaborative agreements with Merck, Neurocrine and Wyeth. If DOV at any time becomes insolvent or commits actions for bankruptcy, the license for our four compounds with Wyeth may be terminated and thus we may not have any remaining economic interest in the compounds. In connection with certain of these agreements, we have granted certain rights, including development and marketing rights and rights to defend and enforce our intellectual property. We do not have day-to-day control over the activities of our licensees or collaborative partners and cannot assure you that they will fulfill their obligations to us, including their development and commercialization responsibilities in respect of our product candidates. Our license agreement with Merck was amended in August 2005 to provide that we would assume responsibility for certain development of DOV 21,947 that Merck would have otherwise been responsible for under the agreement. Merck is not presently performing any clinical studies under this arrangement and continues to have the right to terminate the license agreement. We also cannot assure you that our licensees or collaborators will properly maintain or defend our intellectual property rights or that they will not utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability. Further, we cannot assure you that our licensees or collaborators will not encounter conflicts of interest, or changes in business strategy, or that they will not acquire or develop rights to competing products, all of which could adversely affect their willingness or ability to fulfill their obligations to us.

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

In August 2005 we amended our license agreement with Merck such that we are now responsible for conducting certain development of DOV 21,947 that had been the responsibility of Merck under the agreement. Merck has the right to choose one of our preclinical triple reuptake inhibitors for inclusion under the agreement with no further up-front fee. In the event we are unable to produce successful results from these clinical trials under criteria of success to be agreed upon by the parties, Merck will not be obligated to reimburse our costs of such development. Merck is not presently performing any clinical studies with DOV 21,947 by reason of this arrangement and continues to have the right to terminate the license agreement. If the trials are not successful, Merck may elect to reimburse us notwithstanding and retain DOV 21,947. If the Merck agreement is terminated, we will need to pursue alternative arrangements for the development and commercialization of DOV 21,947, and we may be unable to reach an agreement with another party on economic terms as favorable as those in the Merck agreement.

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

In February 2006 we committed to a ten-year operating lease for a 133,686 square foot facility in Somerset, New Jersey. This facility serves as our corporate headquarters and principal place of business, effective June 2006. This new facility has office and laboratory space and results in a higher level of fixed overhead. The use of such facilities, even if they lead to cost savings and improved control and turn-around time, is expected to require substantial management time, personnel transition and relocation costs. In addition, as a result of the failure of the Phase III bicifadine clinical study 020 for the foreseeable future we will not utilize the full capacity of the facility and there can be no assurance that we will ever operate the facility efficiently. The annual lease payments on this facility are $2.8 million.

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

We are focused on developing product candidates for the treatment of central nervous system and other disorders that involve alterations in neuronal processing. We have a number of competitors. If one or more of their products or programs are successful, the market for our product candidates may be reduced or eliminated. Compared to us, many of our competitors and potential competitors have substantially greater:

࿠	capital resources and access to capital;

࿠	research and development resources, including personnel and technology;

࿠	regulatory experience;

࿠	preclinical study and clinical testing experience; and

࿠	manufacturing, distribution and marketing experience.

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

To a substantial degree, our success will depend on the following intellectual property achievements:

࿠	our ability to obtain patent protection for our proprietary technologies and product candidates, as well as our ability to preserve our trade secrets;

࿠
the ability of our collaborators and licensees to obtain patent protection for their proprietary technologies and product candidates covered by our agreements, as well as their ability to preserve related trade secrets; and

࿠	our ability to prevent third parties from infringing upon our proprietary rights, as well as the ability of our collaborators and licensees to accomplish the same.

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

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

࿠	safe, effective and medically necessary;

࿠	appropriate for the specific patient;

࿠	cost-effective; and

࿠	neither experimental nor investigational.

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

As a company experiencing growth through the sale of equity, we may be limited under the tax code in the tax deductions we can take against income for net operating loss carry forwards if during the three years preceding such income shareholder control of our company changed to a significant degree or if our research and development expenditures were incurred by our previous subsidiary Nascime Limited outside the United States.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of stockholders was held on May 22, 2006.

(b)	The following Class I directors were elected at the annual meeting:

Name	Position	Term Expires
Mr. Dennis Podlesak	Class I director	2009
Mr. Daniel S. Van Riper	Class I director	2009

The following Class II and III directors continue to serve their respective terms, which expire on our annual meeting of stockholders in the year noted:

Name	Position	Term Expires
Arnold Lippa, Ph.D.	Class III director	2008
Patrick Ashe	Class III director	2008
Zola Horovitz, Ph.D.	Class II director	2007
Theresa A. Bischoff	Class II director	2007

On June 30, 2006, Ms. Barbara Duncan became a Class I director and is filling the vacancy created by the expiration of another Class I director’s term.

At the 2006 annual meeting, stockholders voted on three propositions: (i) election of two Class I Directors for a term of three years expiring in 2009, (ii) amendment of the 2000 Stock Option and Grant Plan to increase the total number of shares of common stock authorized under the plan to 4,692,090 from 3,692,090, and (iii) ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2006. All matters were approved by our stockholders. The voting results were:

Proposition 1: Election of Directors:	For	Withheld
Mr. Dennis Podlesak	17,251,507	1,735,388
Mr. Daniel S. Van Riper	18,499,730	487,165

Proposition 2:	For	Against	Abstain	Not Voted
Amendment to 2000 Stock Option Plan	8,196,436	4,972,220	1,661,886	4,156,353

Proposition 3:	For	Against	Abstain
Ratify Selection of Our Independent Registered Accounting Firm	18,986,895	107,186	1,621,000

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits.

The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit No.

10.48	FifthAmendment to 2000 Stock Option and Grant Plan.

31.1	Certification of President and Chief Financial Officer of DOV Pharmaceutical, Inc. pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of President and Chief Financial Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOV Pharmaceutical, Inc.

Date: August 9, 2006	By:	/s/ Barbara G. Duncan
Name: Barbara G. Duncan
Title: President and Chief Financial Officer