Form 10-Q
period 2006-09-30
DOV PHARMACEUTICAL INC
filed 2006-11-09
CIK 1066833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2006

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

On October 31, 2006, there were outstanding 26,743,657 shares of the registrant’s common stock, par value $0.0001 per share.

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended September 30, 2006

Special Note Regarding DOV Pharmaceutical, Inc.’s Common Stock
and 2.50% Convertible Subordinated Debentures due 2025

Effective at the opening of business on October 27, 2006, trading in our common stock on The NASDAQ Stock Market, Inc.’s Global Market, or the NASDAQ Global Market, was suspended and our common stock was delisted from the NASDAQ Global Market, because we did not meet the aggregate market value of listed securities requirement of Marketplace Rule 4450(b)(1)(A). We understand that our common stock is currently quoted on the Pink Sheets, an electronic quotation service for securities traded over-the-counter. Our common stock may, in the future, also be quoted on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers, or NASD, provided that a market maker in our common stock files the appropriate application with, and such application is cleared by, the NASD. We anticipate disclosing further trading venue information for our common stock, if any, once such information becomes available.

The delisting of our common stock from the NASDAQ Global Market constituted a “fundamental change” under that certain Indenture dated as of December 22, 2004 by and between DOV Pharmaceutical, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, which governs the terms of our 2.50% Convertible Subordinated Debentures due 2025. As a result, we are obligated to offer to repurchase the debentures. We must make this offer to repurchase the debentures on or prior to November 11, 2006. We are obligated to designate a repurchase date for the debentures that is not less than twenty, nor more than thirty-five, business days following the date of the Company's offer to repurchase. Holders of the debentures will have the option, but not the obligation, to require the Company to repurchase their debentures at 100% of the principal amount of the debentures, plus any accrued and unpaid interest. There are currently $70 million in aggregate principal amount of debentures outstanding. We cannot predict the number of holders of debentures that will exercise their option to require us to repurchase their debentures. We do not presently have the capital necessary to repurchase all or a significant portion of the $70 million of the debentures outstanding if holders of all or a significant portion of the debentures exercise their option to require us to repurchase the debentures. If we do not offer to repurchase the debentures as required by the indenture, or if we fail to pay for all debentures tendered to us for repurchase, an “event of default” will occur under the indenture governing the debentures. If we are unable to raise sufficient funds to repurchase the requisite amount of debentures or restructure our obligations under the debentures, we may be forced to seek protection under the United States bankruptcy laws. The above matters raise substantial doubt about our ability to continue as a going concern.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs.  You can also identify forward-looking statements by the following words:  may, will, should, expect, intend, plan, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology.  We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors currently known by us about which we cannot be certain or even relatively confident. Actual results or events will surely differ and may differ materially from our forward-looking statements as a result of many factors, some of which we may not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

•	negotiate with bondholders;
•	raise substantial additional capital in order to repurchase debentures that a holder tenders to us for repurchase;
•	raise substantial additional capital in order to fund operations;
•	obtain and maintain all necessary patents, licenses and other intellectual property rights;
•	demonstrate the safety and efficacy of product candidates at each stage of development;
•	perform required regulatory close-out activities for our clinical programs for bicifadine, our novel analgesic;
•	meet our development schedule for our product candidates, including with respect to clinical trial initiation, enrollment and completion;

•	meet applicable regulatory standards and receive required regulatory approvals on our anticipated time schedule or at all;
•	meet or require our partners to meet obligations and achieve milestones under our license and other agreements;
•	obtain and maintain collaborations as required with pharmaceutical partners;
•	obtain substantial additional funds; and
•	produce drug candidates in commercial quantities at reasonable costs and compete successfully against other products and companies.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DOV PHARMACEUTICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents	$16,512,795	$8,425,552
Marketable securities—short-term	30,825,954	89,126,835
Prepaid expenses and other current assets	1,455,877	2,011,051
Total current assets	48,794,626	99,563,438
Restricted cash—long-term	4,211,109	—
Property and equipment, net	1,522,659	623,520
Deferred charges, net	—	1,999,548
Total assets	$54,528,394	$102,186,506

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,080,021	$8,643,356
Accrued expenses	7,042,063	6,892,738
Deferred revenue - current	4,333,713	5,511,810
Deferred credit - current	124,580	—
Convertible subordinated debentures	70,000,000	—
Total current liabilities	86,580,377	21,047,904
Deferred revenue - non-current	17,876,570	20,439,633
Deferred credits - non-current	1,047,140	—
Convertible subordinated debentures	—	80,000,000
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, 0 shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $.0001 par value, 60,000,000 shares authorized, 26,743,657 issued and outstanding at September 30, 2006 and 23,090,970 issued and outstanding at December 31, 2005	2,674	2,309
Treasury stock, at cost; 31,450 common shares at September 30, 2006	(66,985)	—
Additional paid-in capital	160,754,923	136,495,644
Accumulated other comprehensive loss	(1,195)	(298,411)
Accumulated deficit	(211,665,110)	(153,284,922)
Unearned compensation	—	(2,215,651)
Total stockholders’ deficit	(50,975,693)	(19,301,031)
Total liabilities and stockholders’ deficit	$54,528,394	$102,186,506

 The accompanying notes are an integral part of these condensed consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenue	$1,083,429	$1,377,954	$3,741,160	$7,268,643
Operating expenses:
Research and development expense	8,292,669	15,582,779	37,691,320	37,630,548
General and administrative expense	2,969,524	1,853,517	17,522,735	6,582,001
Loss from operations	(10,178,764)	(16,058,342)	(51,472,895)	(36,943,906)

Interest income	698,395	949,894	2,287,786	2,816,437
Interest expense	(2,369,704)	(599,978)	(3,570,455)	(1,901,698)
Debt conversion and other expenses, net	(5,646,361)	(1,569)	(5,624,624)	(6,324)
Net loss	$(17,496,434)	$(15,709,995)	$(58,380,188)	$(36,035,491)

Basic and diluted net loss per share	$(0.68)	$(0.68)	$(2.42)	$(1.58)

Weighted average shares used in computing basic and diluted net loss per share	25,770,070	23,019,939	24,102,851	22,753,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities
Net loss	$(58,380,188)	$(36,035,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of premium paid on marketable securities	279,115	994,415
Non-cash interest expense	—	105,148
Depreciation	351,608	260,830
Amortization of deferred charges	2,050,435	301,089
Non-cash compensation charges	10,468,693	391,416
Warrants, options and common stock issued for services	16,473	(38,182)
Non-cash debt conversion expense	5,657,865	—
Tenant allowance reimbursement and receivables	1,245,805	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	155,264	(198,459)
Accounts payable	(3,563,335)	2,182,366
Accrued expenses	149,325	2,038,827
Deferred revenue	(3,741,160)	(5,268,643)
Net cash used in operating activities	(45,310,100)	(35,266,684)

Cash flows from investing activities
Purchases of marketable securities	(99,143,508)	(117,991,103)
Sales of marketable securities	157,462,490	123,947,796
Establishment of restricted cash	(4,211,109)	—
Purchases of property and equipment	(1,250,747)	(546,638)
Net cash provided by investing activities	52,857,126	5,410,055

Cash flows from financing activities
Borrowings under convertible debenture, net of issuance costs	—	14,571,715
Treasury stock purchased	(66,985)	—
Proceeds from options exercised	607,202	989,687
Net cash provided by financing activities	540,217	15,561,402
Net increase (decrease) in cash and cash equivalents	8,087,243	(14,295,227)
Cash and cash equivalents, beginning of period	8,425,552	28,934,473
Cash and cash equivalents, end of period	$16,512,795	$14,639,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

DOV Pharmaceutical, Inc. (the “Company”) was incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000.

The Company is a biopharmaceutical company focused on the discovery, in-licensing and development of novel drug candidates for central nervous system disorders. The Company has several product candidates in clinical development. These product candidates target depression, alcohol abuse, pain, insomnia and angina and hypertension. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the United States but it also conducts clinical studies outside the United States.

2. Liquidity

Since the Company’s inception, it has incurred significant operating losses and management expects that it will continue to do so for the foreseeable future. As of September 30, 2006, it had an accumulated deficit of $211.7 million. The Company has depended upon equity and debt financings and license fee and milestone payments from its collaborative partners and licensees to fund its operations and research and product development programs and expects to do so for the foreseeable future. The Company currently has no commitments or arrangements for any financing.

On October 27, 2006, the Company’s securities were no longer listed for trading on a national securities exchange. The delisting of the Company’s common stock from the NASDAQ Global Market constituted a “fundamental change” under that certain Indenture dated as of December 22, 2004 by and between DOV Pharmaceutical, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, which governs the terms of the Company’s 2.50% convertible subordinated debentures due 2025. As a result, the Company is obligated to offer to repurchase the debentures. The Company must make this offer to repurchase the debentures on or prior to November 11, 2006. The Company is obligated to designate a repurchase date for the debentures that is not less than twenty, nor more than thirty-five, business days following the date of the Company's offer to repurchase. Holders of the debentures will have the option, but not the obligation, to require the Company to repurchase their debentures at 100% of the principal amount of the debentures, plus any accrued and unpaid interest. There are currently $70 million in aggregate principal amount of debentures outstanding. The Company cannot predict the number of holders of debentures that will exercise their option to require the Company to repurchase their debentures. The Company does not presently have the capital necessary to repurchase all or a significant portion of the $70 million of the debentures if all or a significant portion of the holders of debentures exercise their option to require the Company to repurchase the debentures. If the Company does not offer to repurchase the debentures as required by the indenture, or if the Company fails to pay for all debentures tendered to it for repurchase, an “event of default” will occur under the indenture governing the debentures. If the Company is unable to raise sufficient funds to repurchase the requisite amount of debentures or restructure its obligations under the debentures, the Company may be forced to seek protection under the United States bankruptcy laws. The above matters raise substantial doubt about the Company's ability to continue as a going concern.

Moreover, in the event the Company is able to address the debentures either through a restructuring or through the repurchase following the receipt of additional capital necessary to execute such a repurchase, the Company will continue to have capital needs. If at any time sufficient capital is not available, either through existing capital resources or through raising additional funds, the Company may be required to delay, reduce the scope of, eliminate or divest one or more of its product development programs or effect other reductions in cash usage.

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

Deferred Charges

Deferred charges are issuance costs for the convertible debentures that were being amortized over seven years, that is, to the first put date, or earlier settlement date. However, due to the reclassification of the Company’s debentures to current liabilities the balance of these deferred charges of $1.9 million has been charged to interest expense as of September 30, 2006. Please refer to Note 7.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net loss	$(17,496,434)	$(15,709,995)	$(58,380,188)	$(36,035,491)
Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	25,770,070	23,019,939	24,102,851	22,753,989
Basic and diluted net loss per share	$(0.68)	$(0.68)	$(2.42)	$(1.58)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Convertible subordinated debentures	3,076,923	3,516,484	3,076,923	3,516,484
Options	4,284,441	3,265,166	4,284,441	3,265,166
Warrants	378,276	819,831	378,276	819,831

	7,739,640	7,601,481	7,739,640	7,601,481
Comprehensive Loss
Net loss	$(17,496,434)	$(15,709,995)	$(58,380,188)	$(36,035,491)
Net unrealized gains (losses) on marketable securities and investments	54,976	(15,400)	297,216	(144,577)
Comprehensive loss	$(17,441,458)	$(15,725,395)	$(58,082,972)	$(36,180,068)

Concentration of Credit Risk

Cash and cash equivalents are invested in deposits with financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $1.3 million of the Company’s cash balance was uninsured at September 30, 2006.

Restricted Cash

Restricted cash within non-current assets consists primarily of cash collateral as required under the $4.2 million letter of credit for the lease on the Somerset facility. The Company does not expect this cash to be released before March 2016. The restricted cash is primarily invested in short-term money market accounts with financial institutions. The classification of restricted cash is determined based on the expected term of the collateral requirement and not the maturity date of the underlying securities. If the Company were to terminate the lease before March 2016, the restricted cash would be paid to the lessor.

Risks and Uncertainties

The Company is subject to risks common to companies in the biopharmaceutical industry, including but not limited to successful commercialization of product candidates, protection of proprietary technology and compliance with FDA regulations. Please refer to Note 2.

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin is effective at fiscal year end 2006. The Company believes the implementation of this bulletin will have no effect on its results of operations, cash flows or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the first fiscal quarter of 2008 and the Company will adopt the statement at that time. The Company believes that the adoption of SFAS No 157 will not have a material effect on its results of operations, cash flows or financial position.

Accounting Changes:  Variable Interest Entities

On February 28, 2006, the Company entered into a ten-year operating lease with a leasing entity for a 133,686 square-foot facility in Somerset, New Jersey which has served as the Company’s corporate headquarters and principal place of business since June 2006. The sole purpose of the leasing entity is to manage the Somerset facilities on behalf of its tenant(s) and is therefore considered a VIE as defined by FIN 46R. At September 30, 2006, the Company is the only tenant of the building and is therefore considered to hold a significant variable interest. With respect to the Company’s leasing arrangement, the Company has determined that it is not the primary beneficiary and accordingly is not required to consolidate the related assets and liabilities of the leasing entity. The Company’s maximum exposure to any potential losses, should they occur, associated with this VIE is limited to the Company’s standby letter of credit of $4.2 million and, where applicable, receivables for reimbursable expenses related to leasehold improvements due from this VIE, which, as of September 30, 2006, totaled approximately $210,000.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate its prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under the Company’s 2000 Plan and non-plan awards based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. The Company has recorded $1.4 million and $8.5 million of stock-based compensation expense, net of estimated forfeitures, during the three and nine months ended September 30, 2006, respectively as a result of its adoption of SFAS 123(R). The Company recorded $81,000 and $2.0 million during the three and nine months ended September 30, 2006, respectively, of compensation expense related to RSAs. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Unearned compensation related to the RSAs of $2.2 million as of December 31, 2005 was eliminated to additional paid in capital as of January 1, 2006.

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

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the three and nine months ended September 30, 2006, the Company did not record any excess tax benefit generated from option exercises.

The table below summarizes the impact on the Company’s results of operations for the three and nine months ended September 30, 2006 of outstanding unvested stock options under the Company’s 2000 Plan and non-plan grants recognized under the provisions of SFAS 123(R).

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(Unaudited)	(Unaudited)
Research and development	$(801,468)	$(2,294,737)
General and administrative	(617,616)	(6,201,601)
Stock based compensation	$(1,419,084)	$(8,496,338)

Basic and diluted net loss per share	$(0.06)	$(0.35)

For the three and nine months ended September 30, 2005, if the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net loss would be as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Unaudited)	(Unaudited)
Net loss as reported	$(15,709,995)	$(36,035,491)
Add: total stock-based employee compensation expense determined under APB No. 25	332,843	391,416
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(1,874,748)	(4,185,879)
Pro forma	$(17,251,900)	$(39,829,954)
Basic and diluted net loss per share:
As reported	$(0.68)	$(1.58)
Pro forma	$(0.75)	$(1.75)

For purposes of the computation of the fair value of each option award on the grant date using the Black-Scholes option pricing model, the following assumptions were used for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.91%	3.93% - 4.21%	4.28% - 5.35%	3.73% - 4.41%
Expected lives	6.25 years	6 years	6.25 years	6 years
Expected dividends	--	--	--	--
Expected volatility	74.86%	65.11% - 65.87%	52.30% - 74.86%	65.11% - 67.90%

The expected term and volatility are highly subjective assumptions. The Company has reviewed its historical pattern of option exercises and has determined that there were no meaningful differences in option exercise activity among employee functions. The Company estimates the expected life of the options granted through review of historical exercise patterns for those options granted prior to January 1, 2006 and has used the SAB 107’s simplified method of estimating the expected life of option grants for ‘plain vanilla’ options granted in the nine months ended September 30, 2006. The Company estimates the expected volatility of its common stock based on its historical volatility as it did not view a combination of historical and implied a more meaningful volatility measure. The Company believes that historical volatility may be representative of future stock price trends. The risk-free rate assumption is determined using the Federal Reserve nominal rates of U.S. Treasury zero-coupon bonds with maturities similar to those of the expected terms of the award being valued. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

The weighted average grant date fair value of options granted during the three months ended September 30, 2006 and 2005, respectively was $0.98 and $13.24 per option. The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005, respectively was $3.22 and $11.18 per option. The total intrinsic value, determined as of the date of exercise, of options exercised in the three months ended September 30, 2006 and 2005 was none and $429,000, respectively. The total intrinsic value, determined as of the date of exercise, of options exercised in the nine months ended September 30, 2006 and 2005 was $2.9 million and $2.4 million, respectively. The Company received none and $607,000 in cash for option exercises in the three and nine months ended September 30, 2006, respectively.

At September 30, 2006, there was $9.9 million, net of estimated forfeitures of $2.7 million, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all its equity compensation plans, which include stock options and RSAs. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this stock-based compensation expense over a weighted average period of approximately 2.5 years. The following is a summary of stock option activity for the nine months ended September 30, 2006:

	Options	Weighted Average Options Exercise Price	Aggregate Intrinsic Value
Options outstanding, December 31, 2005	3,540,966	$10.94
Granted	1,538,175	5.33
Exercised	(201,400)	3.01
Forfeited	(593,300)	16.74
Options outstanding, September 30, 2006	4,284,441	8.50	—
Options exercisable, September 30, 2006	2,086,375	8.73	—

The total intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money as of September 30, 2006. As of September 30, 2006, the Company had 470,123 shares available for future grants. The following is a summary of outstanding stock options at September 30, 2006.

	Options Outstanding as of September 30, 2006			Options Exercisable as of September 30, 2006
	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

Price range $1.40-$11.30	6.99	2,384,841	$2.94	4.31 years	1,195,891	$3.69
Price range $11.31-$21.20	8.15	1,899,600	$15.48	7.56 years	890,484	$15.50
		4,284,441			2,086,375

The following is a summary of outstanding RSAs at September 30, 2006:

	Number	Weighted Average Fair Value (1)	Weighted Average Remaining Term
Nonvested, December 31, 2005	160,000	$18.89	3.1 years
Nonvested, September 30, 2006	68,333	$10.02	2.0 years

(1) Fair value is calculated at the date of the award and is not adjusted for current market values.

As of September 30, 2006, the total remaining unrecognized compensation cost related to RSAs amounted to $326,000, which will be amortized over the weighted average requisite service period of 2.0 years.

5. Research and Development Expense

Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead.

The following represents a detail of amounts included in research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Payroll related and associated overhead	$3,318,908	$3,041,628	$12,264,992	$8,246,313
Clinical and preclinical development costs and manufacturing supplies	4,803,629	12,522,303	24,423,781	28,966,476
Professional fees	170,132	18,848	1,002,547	417,759
Research and development expense	$8,292,669	$15,582,779	$37,691,320	$37,630,548

6. Marketable Securities and Investments

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. As of September 30, 2006 the Company included $8.5 million of short term commercial paper in cash. The Company has evaluated its investment policies in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and has determined that all its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated Other Comprehensive Income (Loss).” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At September 30, 2006 and December 31, 2005, short-term marketable securities included $24.8 million and $21.2 million, respectively, of variable-rate debt obligations (auction rate securities).

7. Convertible Subordinated Debentures

Recent Event
On October 27, 2006, the Company’s securities were no longer listed for trading on a national securities exchange. The delisting of the Company’s common stock from the NASDAQ Global Market constituted a “fundamental change” under that certain Indenture dated as of December 22, 2004 by and between DOV Pharmaceutical, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, which governs the terms of the Company’s 2.50% Convertible Subordinated Debentures due 2025. Details of the original issuance terms of the debentures and subsequent retirements are described below. As a result, the Company is obligated to offer to repurchase the debentures. The Company must make this offer to repurchase the debentures on or prior to November 11, 2006. The Company is obligated to designate a repurchase date for the debentures that is not less than twenty, nor more than thirty-five, business days following the date of the Company's offer to repurchase. Holders of the debentures will have the option, but not the obligation, to require the Company to repurchase their debentures at 100% of the principal amount of the debentures, plus any accrued and unpaid interest. There are currently $70 million in aggregate principal amount of debentures outstanding. The Company cannot predict the number of holders of debentures that will exercise their option to require the Company to repurchase their debentures. The Company does not presently have the capital necessary to repurchase all or a significant portion of the $70 million of the debentures if all or a significant portion of the holders of debentures exercise their option to require the Company to repurchase the debentures. If the Company does not offer to repurchase the debentures as required by the indenture, or if the Company fails to pay for all debentures tendered to it for repurchase, an “event of default” will occur under the indenture governing the debentures. If the Company is unable to raise sufficient funds to repurchase the requisite amount of debentures or restructure its obligations under the debentures, the Company may be forced to seek protection under the United States bankruptcy laws. The above matters raise substantial doubt about the Company's ability to continue as a going concern.

In December 2004 and January 2005, the Company completed a private placement of $80 million aggregate principal amount of 2.5% convertible subordinated debentures due January 15, 2025. The holders of the debentures may require us to purchase all or a portion of their debentures on January 15, 2012, January 15, 2015 and January 15, 2020 (the investor repurchase dates) or upon the occurrence of a fundamental change, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, including liquidated damages, if any, to the purchase date. The debentures are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the debentures. The Company will pay interest semi-annually of $1 million on January 15 and July 15 of each year, commencing July 15, 2005.

The Company has reserved 3,516,484 shares of common stock for issuance upon conversion of the debentures. The Company incurred issuance costs related to this private placement of approximately $2.8 million, which have been recorded as other assets and are being amortized to interest expense through the first investor repurchase date of the debentures. However, due to the reclassification of the Company’s debentures to current liabilities the balance of these deferred charges of $1.9 million has been charged to interest expense as of September 30, 2006. The Company has filed a shelf registration statement with the SEC covering resales of the debentures and the common stock issuable upon conversion of the debentures, which was declared effective on May 9, 2005.

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

On July 26, 2006, the Company exchanged an aggregate of 3,445,000 shares of its common stock for an aggregate of $10 million in original principal amount of these debentures. The debentures and the shares of common stock originally issuable upon conversion thereof are registered for resale under the Securities Act. The Company has canceled the debentures received in the exchange transactions which reduces the aggregate bonds outstanding from $80 million in original principal amount to $70 million in original principal amount. This exchange was not done in accordance with the original conversion terms of the debentures. With this reduction in principal amount, the shares reserved for issuance upon conversion of the debentures has been reduced to 3,076,923 and semi-annual interest is reduced to $875,000.

8. Equity Transactions

As noted above, on July 26, 2006 the Company issued 3,445,000 shares of common stock in exchange for $10 million in original principal amount of its convertible subordinated debentures. As a result of the exchange, the Company recorded a charge of $5.6 million for the fair value of the inducement offer as non-cash conversion expense, as required by SFAS 84 “Induced Conversions of Convertible Debt”. Additionally, the Company included the unamortized issuance costs of $275,000 associated with the converted debt as a component of paid in capital. After giving effect to the exchange offer, $70 million of convertible subordinated debentures remains outstanding as of September 30, 2006.

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

Under the agreement, DOV received a $35 million up-front licensing payment. In addition, the Company is entitled to receive milestone payments of up to $420.0 million, as well as royalties on worldwide net sales, if any. In accordance with the Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” the Company has evaluated the arrangement to determine if the deliverables are separable into units of accounting and then applied applicable revenue recognition criteria.  The Company has determined that the license and the collaboration are a single element for accounting purposes. As a result, the $35 million up-front licensing payment and any future milestones received will be amortized and taken into revenue over the term of the collaboration.  As the Company has a continuing obligation with respect to collaboration on development of product candidates, until an NDA is filed, the up-front payment has been deferred and will be amortized and taken into revenue over the estimated research and development period of 86 months. The time period of the development period is a significant estimate used in the preparation of the Company’s financial statements and is subject to Merck or the Company developing the compound in accordance with the estimated development schedule. The Company originally estimated the development time period as 51 months. However as of June 1, 2005, the Company revised this estimate to 72 months from 51 months and as of May 31, 2006, the Company further revised the estimate to 86 months due to changes in the development timeline.

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

In October 2006, DOV notified Merck of its desire to terminate the companies’ license agreement with respect to DOV 21,947. In the event Merck decides not to re-internalize the compound, DOV 21,947 will no longer be covered by the license agreement effective as of December 8, 2006. Unless terminated by Merck, the license agreement will remain effective in respect to DOV 216,303.

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

Special Note Regarding Our Common Stock and 2.50% Convertible Subordinated Debentures

Effective at the opening of business on October 27, 2006, trading in our common stock on The NASDAQ Stock Market, Inc.’s Global Market, or the NASDAQ Global Market, was suspended and our common stock was delisted from the NASDAQ Global Market, because we did not meet the aggregate market value of listed securities requirement of Marketplace Rule 4450(b)(1)(A). We understand that our common stock is currently quoted on the Pink Sheets, an electronic quotation service for securities traded over-the-counter. Our common stock may, in the future, also be quoted on the Over-the-Counter Bulletin Board maintained by the National Association of Securities Dealers, or NASD, provided that a market maker in our common stock files the appropriate application with, and such application is cleared by, the NASD. We anticipate disclosing further trading venue information for our common stock, if any, once such information becomes available.

The delisting of our common stock from the NASDAQ Global Market constituted a “fundamental change” under that certain Indenture dated as of December 22, 2004 by and between DOV Pharmaceutical, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, which governs the terms of our 2.50% Convertible Subordinated Debentures due 2025. As a result, we are obligated to offer to repurchase the debentures. We must make this offer to repurchase the debentures on or prior to November 11, 2006. We are obligated to designate a repurchase date for the debentures that is not less than twenty, nor more than thirty-five, business days following the date of the Company's offer to repurchase. Holders of the debentures will have the option, but not the obligation, to require the Company to repurchase their debentures at 100% of the principal amount of the debentures, plus any accrued and unpaid interest. There are currently $70 million in aggregate principal amount of debentures outstanding. We cannot predict the number of holders of debentures that will exercise their option to require us to repurchase their debentures. We do not presently have the capital neccesary to repurchase all or a significant portion of the $70 million of the debentures outstanding if holders of all or a significant portion of the debentures exercise their option to require us to repurchase the debentures. If we do not offer to repurchase the debentures as required by the indenture, or if we fail to pay for all debentures tendered to us for repurchase, an “event of default” will occur under the indenture governing the debentures. If we are unable to raise sufficient funds to repurchase the requisite amount of debentures or restructure our obligations under the debentures, we may be forced to seek protection under the United States bankruptcy laws. The above matters raise substantial doubt about our ability to continue as a going concern.

Overview

We are a biopharmaceutical company focused on the discovery, in-licensing and development of novel drug candidates for central nervous system, or CNS, disorders. In 1998, we licensed four of our product candidates for all indications from Wyeth: indiplon, for the treatment of insomnia, bicifadine, for the treatment of pain, ocinaplon, for the treatment of anxiety, and DOV 216,303, for the treatment of depression and other indications. In October 2005, we discontinued the development of ocinaplon for general anxiety disorder, or GAD. Our preclinical efforts remain focused on the discovery and development of novel amine uptake inhibitors (TRIs, SNRIs, NEDs and SADs) and GABAA receptor modulators. Uptake inhibitors can be used to treat a variety of neuropsychiatric disorders, including but not limited to depression, pain, attention deficit hyperactivity disorder, obesity, and substance abuse. The GABAA receptor modulator program is focused on the development of a follow-on molecule to ocinaplon, which demonstrates robust anti-anxiety actions without the limiting side effects produced by benzodiazepines such as Valium®.

Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of September 30, 2006, we had an accumulated deficit of $211.7 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

We anticipate that our quarterly results of operations will fluctuate for several reasons, including the timing and extent of research and development efforts, the timing and extent of changes to our employee base and infrastructure, the timing of milestone, license fee and royalty payments and the timing and outcome of regulatory approvals.

In pursuing our strategy, we enter into collaboration and/or license agreements with strategic partners from time to time. We currently have relationships with Neurocrine, Merck and Wyeth. In 1998, we sublicensed the worldwide development and commercialization of indiplon to Neurocrine in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine subsequently entered into a worldwide development and commercialization agreement with Pfizer for indiplon. Neurocrine filed two NDAs for indiplon for the treatment of insomnia in April and May 2005. The FDA issued an approvable letter for the 5 mg and 10 mg IR formulation and a non-approvable letter for the 15 mg MR formulation in May 2006. In September 2006, Neurocrine announced that it held an end-of-review meeting with the Food and Drug Administration (FDA) for the indiplon capsules New Drug Application (NDA). Neurocrine summarized the results of the FDA meeting as follows: the FDA requested that Neurocrine supplement the pharmacokinetic/food effect profile of indiplon (IR) capsules to include several meal types. Neurocrine will initiate such a study shortly after further consultation with the FDA. No other clinical trials were requested for the re-submission. The re-submission will also include further analyses and modifications of analyses previously submitted which address questions raised by the agency in the initial review. Earlier this year, in June 2006, Neurocrine announced that Neurocrine and Pfizer had agreed to terminate the collaboration agreement to develop and co-promote indiplon and that Neurocrine would reacquire all worldwide rights for indiplon capsules and tablets and would independently develop indiplon for approval and commercialization. The termination of this partnership does not affect or alter DOV’s royalty percentage and milestone payment agreements with Neurocrine.

 On August 5, 2004, we entered into an agreement with Merck for the worldwide development and commercialization of all indications for DOV 21,947 and certain indications for DOV 216,303 in exchange for a $35 million up-front payment and the right to receive further payments of up to $420.0 million upon the achievement of certain milestones and royalties based on product net sales, if any. As described below, this agreement was amended in 2005. The up-front payment has been deferred and is being amortized to revenue over the estimated research and development period. As of June 1, 2005, we revised this estimate to 72 months from 51 months and, accordingly, the amortization of the remaining balance beginning June 1, 2005 reflected this revised time period. This adjustment to the estimate for the development period was made as a result of the need to collect and assess additional clinical data which has extended the total development timeline. As of May 31, 2006 we revised the estimate to 86 months and accordingly, the amortization of the remaining balance beginning June 1, 2006 reflects this revised time period. This most recent adjustment was made as a result of our decision to delay the initiation of the next clinical trial for DOV 21,947 as well as certain of the development and manufacturing activities which has extended the total development timeline. The time period of the development period is a significant estimate used in the preparation of our financial statements and is subject to Merck developing the compound in accordance with the estimated development schedule. This development period estimate may fluctuate from period to period and the fluctuation may be significant. On August 5, 2005, we amended our agreement with Merck such that we have agreed to assume responsibility for certain development work for DOV 21,947, subject to reimbursement for certain of our development costs in certain circumstances. In October 2006, DOV notified Merck of its desire to terminate the companies’ license agreement with respect to DOV 21,947. In the event Merck decides not to re-internalize the compound, DOV 21,947 will no longer be covered by the license agreement effective as of December 8, 2006.  Unless terminated by Merck, the license agreement will remain effective in respect to DOV 216,303. If the license agreement is terminated by Merck the remaining deferred revenue of $22.2 million will be recognized immediately upon such termination. There are no payments due to Merck upon the termination of either the amendment or the original license agreement.

In April 2006, we received the results of one of our two Phase III clinical trial of bicifadine for the treatment of chronic low back pain, or CLBP, study 020, and in October 2006 we received the interim results from the second CLBP study, study 021.  Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of either of the studies. We are stopping patient dosing in study 021 and as the safety database is no longer the gating item to an NDA filing, we have also elected to stop dosing of all ongoing patients in our open-label safety study, study 022. We are also closing out the recently completed Phase II study of bicifadine in subjects with osteoarthritis of the hip or knee. However, it is an FDA requirement to complete the relevant safety assessments and to finalize study documentation in accordance with FDA mandated good clinical practices. We anticipate this process and related regulatory close-out obligations at the study sites will take several months and is expected to be completed by the end of the first quarter of 2007. These actions will reduce our expenditures in relation to bicifadine as we seek a development partner for the compound. We have delayed the initiation of the Phase II clinical trial for DOV 21,947 and Phase Ib clinical trial for DOV 102,677 to focus our internal resources and capital in the near term but intend to begin the preparatory activities necessary for the initiation of these studies once the required close out activities for the bicifadine studies are completed. We intend to select an uptake inhibitor development candidate from our preclinical pipeline in early 2007, and file an IND with the FDA in early 2008.

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

Our operating expenses consist primarily of license expense, costs associated with research and development and general and administrative costs associated with our operations. Research and development expense consists primarily of compensation and other related costs of our personnel dedicated to research and development activities, clinical and preclinical trial expenses, including toxicology studies, costs of manufacturing clinical and preclinical trial materials, and professional fees related to clinical trials and patent strategy and prosecution. General and administrative expense consists primarily of the costs of our senior management, finance and administrative staff, business insurance, professional fees, including fees associated with investment bankers and lawyers engaged to advise us in relation to our debentures, and costs associated with being a public reporting entity.

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

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenue. Our revenue decreased $295,000 to $1.1 million for the quarter ended September 30, 2006 from $1.4 million for the comparable period in 2005. We recorded $1.1 million and $1.4 million in the quarters ended September 30, 2006 and 2005, respectively of amortization of the $35.0 million up-front fee we received on the signing of the license, research and development agreement for our collaboration with Merck. The up-front payment received from Merck has been deferred and is being amortized to revenue over the estimated research and development period. As of June 1, 2005, we revised this estimate to 72 months from 51 months and, accordingly, the amortization of the remaining balance beginning June 1, 2005 reflected this revised time period. This adjustment to the estimate for the development period was made as a result of the need to collect and assess additional clinical data, which extended the total development timeline. As of May 31, 2006 we further revised this estimate to 86 months and, accordingly, the amortization of the remaining balance beginning June 1, 2006 reflects this revised time period. This most recent adjustment was made as a result of our decision to delay the initiation of the next clinical trial for DOV 21,947 as well as certain of the development and manufacturing activities which has extended the total development timeline.

Research and Development Expense.  Research and development expense decreased $7.3 million to $8.3 million for the third quarter 2006 from $15.6 million for the comparable period in 2005. The decrease in research and development expense is primarily associated with decreased external development costs of $7.7 million and office and office related expenses of $225,000 offset by an increase in payroll and payroll related expenses of $502,000 and professional fees of $151,000. The decrease in research and development expense is primarily related to a decrease in development costs of $4.4 million for bicifadine, $1.6 million for ocinaplon, $697,000 for DOV diltiazem and $308,000 for DOV 102,677, offset by an increase in external development costs of $86,000 for DOV 21,947. The increase in payroll and payroll related expenses is primarily the result of an increase in non-cash stock compensation of $801,000 related to the adoption of SFAS 123(R) offset by an overall decrease in headcount.

General and Administrative Expense. General and administrative expense increased $1.1 million to $3.0 million for the third quarter 2006 from $1.9 million for the comparable period in 2005. The increase was primarily attributable to an increase of $370,000 in rent expenses related to our new headquarters in Somerset, New Jersey, $301,000 in office and related expenses and $359,000 in professional fees. The increase in office and office related expenses is due to increased property and liability insurance and utilities related to our Somerset facility. The increase in professional fees is due to higher accounting, legal and consulting fees. Included in general and administrative expenses is $698,000 of non-cash stock compensation expense related to the adoption of SFAS 123(R).

Interest Income. Interest income decreased $251,000 to $698,000 in the third quarter 2006 from $950,000 in the comparable period in 2005 primarily due to lower average cash balances, offset by higher effective interest rate yields.

Interest Expense. Interest expense increased $1.8 million in the third quarter of 2006 to $2.4 million from $600,000 in the comparable period in 2005. The increase is primarily related to the non-cash amortization of $2.1 million of deferred issuance costs on our convertible subordinated debt as it is probable that the obligations under the debenture will be substantially changed in the near term. We incurred $445,000 in interest expense on the convertible debentures placed in December 2004 and January 2005. Please refer to Note 7 of our financial statements included under Part I, Item 1of this Form 10-Q.

Debt Conversion Expense and Other Expenses, net. On July 26, 2006, we exchanged an aggregate of 3,445,000 shares of our common stock for an aggregate of $10 million in original principal amount of our outstanding convertible debentures. As a result of the exchange, and as required by SFAS 84 “Induced Conversions of Convertible Debt, we recorded a $5.6 million non-cash charge related to the fair value of the additional shares issued to induce the exchange.

Nine Months Ended September 30, 2006 and 2005

Revenue. Our revenue for the nine months ended September 30, 2006 and 2005 was $3.7 million and $7.3 million, respectively including amortization of $3.7 million and $5.3 million in 2006 and 2005, respectively relating to the $35 million up-front fee we received on the signing of the license, research and development agreement for our collaboration with Merck. During the nine months ended September 30, 2005 we recorded a $2.0 million milestone payment under the Neurocrine agreement. As of June 1, 2005, we revised our estimate under the Merck agreement to 72 months from 51 months and, accordingly, the amortization of the remaining balance beginning June 1, 2005 reflects this revised time period. This adjustment to the estimate for the development period was made as a result of the need to collect and assess additional clinical data, which has extended the total development timeline. As of May 31, 2006 we revised this estimate to 86 months and beginning June 1, 2006 amortized the remaining balance over this time period. This most recent adjustment was made as a result of our decision to delay the initiation of the next clinical trial for DOV 21,947 as well as certain of the development and manufacturing activities which has extended the total development timeline.

Research and Development Expense.  Research and development expense increased $61,000 to $37.7 million for the nine months ended September 30, 2006 from $37.6 million for the comparable period in 2005. The increase in research and development expense is primarily associated with increased payroll and payroll related expenses of $4.1 million, $374,000 for rent expense, $149,000 in travel and related expenses and $585,000 in professional fees offset by decreased external development costs of $4.5 million and lower office related expenses and recruitment fees of $634,000. Included in the decrease in external development costs are decreases of $3.7 million for our anti-anxiety compounds, $1.4 million for DOV 102,677, $1.1 million for DOV diltiazem and $209,000 for DOV 216,303 offset by increases of $1.7 million for bicifadine, $681,000 for DOV 21,947 and $75,000 for our discovery and preclinical programs.  The increase in payroll and payroll related expenses is primarily the result of an increase in non-cash stock compensation of $2.3 million related to the adoption of SFAS 123(R) and an overall increase in headcount as we expanded our operations. The net increase in professional fees primarily relates to an increase in patent related legal fees of $199,000 and general consulting of $201,000.

General and Administrative Expense. General and administrative expense increased $10.9 million to $17.5 million in the nine months ended September 30, 2006 from $6.6 million for the comparable period in 2005. The increase is primarily related to an increase of $8.7 million in payroll and payroll related expenses, $1.6 million in rent related to our Somerset facility and $719,000 in office and related expenses, offset by a decrease in travel and entertainment expenses of $144,000. The increase in payroll and associated overhead is primarily the result of an increase in non-cash stock compensation of $6.2 million related to the adoption of SFAS 123(R) and $2.0 million for restricted stock expense, an increase in severance obligations of $1.4 million for our then chief executive officer, Dr. Hudson, and our then general counsel, Mr. Horton, pursuant to their respective severance agreements offset partly by a decrease in severance obligation recorded in the comparable period in 2005 of $790,000 for our then chief executive officer, Dr. Lippa, and an increase in headcount as we expanded operations. Included in these non-cash compensation charges are charges of $4.3 million related to the acceleration of stock options and RSAs for Dr. Hudson and $1.1 million resulting from the acceleration of all outstanding stock options for Mr. Horton, pursuant to their respective severance agreements. The non-cash compensation charges are based on the fair value of the RSAs and options at the date of grant as opposed to current fair value. The increase in office and office related expenses is due primarily to increased insurance, supplies and utilities related to our Somerset facility.

Interest Income. Interest income decreased $529,000 to $2.3 million in the nine months ended September 30, 2006 from $2.8 million in the comparable period in 2005 primarily due to lower average cash balances offset by a higher effective interest rate yield.

Interest Expense. Interest expense increased $1.7 million to $3.6 million in the nine months ended September 30, 2006 from $1.9 million in the comparable period in 2005. In the nine months ended September 30, 2006 and 2005 we incurred $1.4 million and 1.5 million in interest expense on the convertible debentures placed in December 2004 and January 2005. In addition, in the nine months ended September 30, 2006, we amortized $2.1 million of deferred issuance costs on our convertible subordinated debt as it is probable that the obligations under the debenture will be substantially changed in the near term. Please refer to Note 7 of our financial statements included under Part I, Item 1of this Form 10-Q.

Debt Conversion Expense and Other Expenses, net. On July 26, 2006, we exchanged an aggregate of 3,445,000 shares of our common stock for an aggregate of $10 million in original principal amount of our outstanding convertible debentures. As a result of the exchange, and as required by SFAS 84 “Induced Conversions of Convertible Debt” we recorded a $5.6 million non-cash charge related to the fair value of the additional shares issued to induce the exchange.

Liquidity and Capital Resources

At September 30, 2006, our cash and cash equivalents and marketable securities totaled $47.3 million compared with $97.6 million at December 31, 2005. The decrease in cash balances at September 30, 2006 resulted primarily from cash used in operations of $45.3 million and the establishment of a letter of credit related to our new facility of $4.2 million. At September 30, 2006, we had working capital deficit of $37.8 million compared with working capital of $78.5 million at December 31, 2005. The working capital deficit includes the $70 million of convertible debt that we have now classified as a current liability.

Net cash used in operations during the nine months ended September 30, 2006 amounted to $45.3 million, as compared to $35.3 million in the same period of 2005. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of personnel. Net non-cash expense (income) related to stock-based compensation, interest expense, debt conversion expense and depreciation and amortization expenses were $18.5 million in the nine months ended September 30, 2006 and $1.0 million in the comparable period in 2005.

Net cash provided by investing activities during the nine months ended September 30, 2006 and 2005 amounted to $52.9 million and $5.4 million, respectively. This fluctuation resulted primarily from the timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. In addition, cash provided by investing activities was decreased by the establishment of a letter of credit related to our new facility of $4.2 million.

Net cash provided by financing activities during the nine months ended September 30, 2006 was $540,000 as compared to $15.6 million in the comparable period in 2005. Net cash provided by financing activities in the nine months ended September 30, 2005 was primarily related to net proceeds of $14.6 million from the issuance of $15.0 million of 2.5% subordinated convertible debentures in January 2005.

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

Effective at the opening of business on October 27, 2006, trading in our common stock on the NASDAQ Global Market was suspended, and our common stock was delisted from the NASDAQ Global Market, because we did not meet the aggregate market value of listed securities requirement of Marketplace Rule 4450(b)(1)(A). The delisting of our common stock from the NASDAQ Global Market constituted a “fundamental change” under that certain Indenture dated as of December 22, 2004 by and between DOV Pharmaceutical, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, which governs the terms of our 2.50% Convertible Subordinated Debentures due 2025. As a result, we are obligated to offer to repurchase the debentures. We must make this offer to repurchase the debentures on or prior to November 11, 2006. We are obligated to designate a repurchase date for the debentures that is not less than twenty, nor more than thirty-five, business days following the date of the Company's offer to repurchase. Holders of the debentures will have the option, but not the obligation, to require the Company to repurchase their debentures at 100% of the principal amount of the debentures, plus any accrued and unpaid interest. There are currently $70 million in aggregate principal amount of debentures outstanding. We cannot predict the number of holders of debentures that will exercise their option to require us to repurchase their debentures. We do not presently have the capital necessary to repurchase all or a significant portion of the $70 million of the debentures outstanding if holders of all or a significant portion of the debentures exercise their option to require us to repurchase the debentures. Accordingly, in order to satisfy the obligation to repurchase the debentures, we will need to either raise additional capital, which is difficult given our current situation, or pursue a restructuring of our obligations under the debentures. Any capital raise that may be effected would be highly dilutive to holders of our common stock. In addition, in the event we pursue a restructuring of our obligations under our debentures, we will incur substantial fees in connection with such restructuring, may be required to pay out a significant portion of our cash on hand, may be required to issue equity or equity equivalents, which would be highly dilutive to holders of our common stock and may be required to issue additional debt that would have a higher interest rate than the debentures. We cannot assure you that any such restructuring will be available to us on terms acceptable to us, if at all. Moreover, no holder of our debentures will be obligated to participate in any such restructuring and may instead require us to repurchase its debentures. If we do not offer to repurchase the debentures as required by the indenture, or if we fail to pay for all debentures tendered to us for repurchase, an “event of default” will occur under the indenture governing the debentures. If we are unable to raise sufficient funds to repurchase the requisite amount of debentures or restructure our obligations under the debentures, we may be forced to seek protection under the United States bankruptcy laws. The above matters raise substantial doubt about our ability to continue as a going concern.

Factors That May Affect Future Financial Condition and Liquidity

We are required to offer to repurchase $70 million in aggregate principal amount of our debentures because our common stock is no longer listed for trading on a United States national securities exchange. We are obligated to make this offer to repurchase on or prior to November 11, 2006. We do not presently have the capital necessary to repurchase all or a significant portion of the $70 million of the debentures outstanding if holders of all or a significant portion of the debentures exercise their option to require us to repurchase the debentures. If we do not offer to repurchase the debentures as required by the indenture, or if we fail to pay for all debentures tendered to us for repurchase, an “event of default” will occur under the indenture governing the debentures.

Accordingly, in order to satisfy the obligation to repurchase the debentures, we will need to either raise additional capital, which is difficult given our current situation, or pursue a restructuring of our obligations under the debentures. Any capital raise that may be effected would be highly dilutive to holders of our common stock. In the event we pursue a restructuring of our obligations under our debentures, we will incur substantial fees in connection with such restructuring, may be required to pay out a significant portion of our cash on hand, may be required to issue equity or equity equivalents, which would be highly dilutive to holders of our common stock and may be required to issue additional debt that would have a higher interest rate than the debentures. We cannot assure you that any such restructuring will be available to us on terms acceptable to us, if at all. Moreover, no holder of our debentures will be obligated to participate in any such restructuring and may instead require us to repurchase its debentures.

Any payment to holders of debentures in connection with an offer to repurchase or a restructuring of our obligations under the debentures will impact our financial condition and liquidity, as will a failure to provide the offer to repurchase or to pay for all debentures tendered to us for repurchase in response to an offer to repurchase by us.

To meet future capital requirements, including of our obligation to repurchase any of our 2.50% convertible subordinated debentures tendered to us, we may attempt to raise additional funds including through equity or debt financings, collaborative agreements with corporate partners or from other sources. Any such equity or equity-linked financing will result in substantial dilution to our existing equity holders. In addition, we have exchanged shares of common stock for outstanding 2.50% convertible subordinated debentures and may do so in the future. Any such exchange may also result in dilution to our existing equity holders, although it would also result in the cancellation of the principal amount of any such debentures so exchanged. In addition we may agree to reset the conversion price on the outstanding 2.50% convertible subordinated debentures or to issue new debentures in exchange therefor, as part of a restructuring of our obligations under the debentures. Any such reset or issuance will result in substantial dilution to our existing equity holders. If adequate funds are not available, or not available on an acceptable basis, we may be unable to repurchase any debentures tendered to us for repurchase and may be forced to seek protection under the United States bankruptcy laws. Moreover, even if we are able to repurchase debentures so tendered to us or restructure our obligations thereunder, we still may be unable to raise additional funds on terms that are acceptable to us, or at all, and, as a result, we would be required to curtail or delay significantly one or more of our product development programs. In addition, given the uncertainty surrounding the company’s financial ability to make payments for work performed, we expect that vendors will begin to require up-front payments before initiating or completing work which will negatively impact our cash flow.

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to September 30, 2006, are as set forth in the table that follows. This table does not display our obligation to offer to repurchase the $70 million in aggregate principal amount of our 2.50% convertible subordinated debentures that we are obligated to offer to repurchase as a result of our common stock no longer being listed on a US national securities exchange. In addition, the following table does not display any obligation that we may have to pay the entire principal amount outstanding under our debentures in the event we are required to do so as a result of an event of default, such as may occur in the event we fail to offer to repurchase the debentures as we are required to or we fail to pay for any debentures tendered in response to an offer to repurchase. Instead, the table below displays that our obligation to pay the principal amount under the debentures accrues more than five years after September 30, 2006, although our payment obligations will be accelerated to the extent we offer to repurchase our debentures and holders thereof tender their debentures to us for repurchase. Moreover, our payment obligations under the debentures will be due and payable within one year in their entirety in the event our obligations are accelerated following an event of default under the indenture governing the debentures. Our obligation to offer to repurchase and other matters surrounding the debentures are described elsewhere in this report.

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total (2)(3)
	(in thousands)
Convertible subordinated debentures (1)	$1,750,000	$3,500,000	$3,500,000	$93,260,417	$102,010,417
Operating leases	2,867,118	5,708,955	5,861,463	13,822,352	28,259,888
Other contractual liabilities reflected on the Registrant’s balance sheet under GAAP	1,296,750	344,250	—	—	1,641,000
Total	$5,913,868	$9,553,205	$9,361,463	$107,082,769	$131,911,305

(1)
Included are interest payments of approximately $1,750,000 annually through 2025. Does not give effect to our obligation to offer to repurchase our debentures as a result of our common stock no longer being traded on a US national securities exchange as more fully described elsewhere in this report. Moreover, does not give effect to any acceleration of our obligations under the debentures as may arise following an event of default under the indenture governing our debentures.

(2)
We have entered into contracts with investment bankers and a real estate broker, one of which requires a monthly payment of $100,000, and all of which will require substantial fees upon the successful closing of certain transactions in relation to either a restructuring of our obligations under our debentures, an acquisition of our assets or equity or the sublease of all or part of our existing facility. Other than the minimum contractual fees required under the contracts, these amounts have been excluded from the table as the costs are not quantifiable or certain at this time.

(3)
We have entered into additional contracts with vendors that do not create quantifiable contractual obligations, but that would require substantial wind-down costs and activities upon termination. These wind-down costs are not quantifiable at this time. In addition, we have entered into contracts with clinical sites participating in our clinical studies which detail specified amounts earned during the course of the study although a portion of those amounts are held back until the regulatory close out for the site has been completed. As there are still performance obligations due from the sites before those payments are made, the amount has been excluded from the table above. As of September 30, 2006, $2.3 million has been accrued under GAAP for the amounts owed under these contracts if all such performance obligations are met.

The table above excludes future milestones and royalties that may be owed to Wyeth, Elan and Biovail under terms of existing agreements as payments are contingent upon future events. We do not expect to pay any royalties under these agreements in 2006. In May 1998, we licensed from Wyeth, on an exclusive, worldwide basis, indiplon, bicifadine, ocinaplon and DOV 216,303. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth’s right of first refusal. If at any time we become insolvent or commit actions for bankruptcy, the license for our four compounds with Wyeth may be terminated and thus we may not have any remaining economic interest in the compounds. In addition, if at any time we become insolvent or commit actions for bankruptcy, the licenses for certain technology that we have with Elan, Neurocrine and Merck may be terminated. In February 2004, we entered into agreements to reorganize our exclusive license agreement with Wyeth in respect of these four compounds and our sublicense agreement with Neurocrine in respect of indiplon. Under the restated license agreements, if we sell the products ourselves, we are obligated to pay Wyeth royalties of 3.5% of net sales for ocinaplon and DOV 216,303 and 5.0% of net sales for bicifadine, and milestones of $2.5 million for ocinaplon and $5.0 million for bicifadine upon NDA filing and $4.5 million each for bicifadine, ocinaplon and DOV 216,303 upon a NDA approval. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5% should we partner or sublicense that compound, which we have done for DOV 216,303 for certain indications. In addition, should we partner or sublicense a compound, the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon. Accordingly, the reorganization with Neurocrine allows Neurocrine to pay to us royalty and milestone payments net of those amounts that would be owed by us to Wyeth under our 1998 agreement with Wyeth. In connection with Elan’s license grant to us in October 2003, Elan is entitled to receive up to an aggregate of $3.0 million when bicifadine and ocinaplon are licensed or come to market. In connection with the Biovail separation agreement, we Biovail is entitled to receive $3.0 million upon issuance of marketing authorization for DOV diltiazem and up to $7.5 million based upon sales, if any.

The table also excludes any severance or termination payments that would be due to certain of our employees under their employment contracts should they be terminated without cause or terminate following a change of control prior to the expiration of their contract term as the amounts are not determinable at this time.  If on September 30, 2006 the relevant employees were terminated without cause the amounts due pursuant to these contracts would have been $2.0 million. In addition, as there are still performance obligations for Dr. Lippa, we have excluded the $275,000 remaining severance obligation related to his contract from the table above; however the amounts are included in accrued expenses in accordance with GAAP. We file our employment agreements with our current and former executive officers with the SEC and these agreements are available at www.sec.gov.

Off-Balance Sheet Arrangements

The $70 million of outstanding convertible subordinated debentures we have outstanding at September 30, 2006 are convertible into approximately 3.5 million shares of our common stock.  If all these debentures were converted, our stockholders could experience significant dilution. We would not receive any additional cash proceeds upon the conversion of the debentures. In July 2006, we exchanged an aggregate of 3,445,000 of our common stock for an aggregate of $10 million in original principal amount of these debentures. We have canceled the debentures received in the exchange transactions which reduced the aggregate bonds outstanding from $80 million in original principal amount to $70 million in original principal amount. With this reduction in principal amount, the shares reserved for issuance upon conversion of the debentures has been reduced to 3,076,923.

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin is effective at fiscal year end 2006. We believe the implementation of this bulletin will have no effect on our results of operations, cash flows or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the first fiscal quarter of 2008 and we will adopt the statement at that time. We believe that the adoption of SFAS No 157 will not have a material effect on our results of operations, cash flows or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes with respect to the information on Quantitative and Qualitative Disclosures About Market Risk appearing in Part II, Item 7A to our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out by management as of September 30, 2006, under the supervision and with the participation of our president and chief financial officer (our principal accounting officer). Based upon that evaluation, this officer concluded that our disclosure controls and procedures are effective.

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

Risks Related to our Business

We do not have the funds available to us to repurchase our 2.50% convertible subordinated debentures due 2025 that we are obligated to offer to so repurchase as a result of the delisting of our common stock by the The NASDAQ Global Market.

In the event we either fail to offer to repurchase our debentures, we fail to repurchase any debentures that are tendered to us for repurchase or we are otherwise in default under the indenture governing our debentures, our obligations under the debentures will accelerate and we may be forced to seek the protection of the United States bankruptcy laws.

We are obligated to offer to repurchase the $70 million in aggregate principal amount currently outstanding under our 2.50 % convertible subordinated debentures and we do not have sufficient funds available to pay for all or a significant portion of the $70 million of the debentures currently outstanding if all or a significant portion of such debentures are tendered for repurchase. In the event we fail to offer to repurchase or we are unable to pay for any debentures tendered to us for repurchase, our obligations under the debentures will accelerate because either of these failures constitute an event of default under the indenture governing our debentures. In the event our obligations accelerate as a result of such an event of default, or any other event of default under the indenture, we do not have sufficient funds available to pay for all of the debentures and we may be forced to seek the protection of the United States bankruptcy laws. In the event we seek the protection of the United States bankruptcy laws, our creditors may not receive payment in full for their claims and holders of our common stock may receive nothing for their common stock. If at any time we become insolvent or commit actions for bankruptcy, the license for our four compounds with Wyeth may be terminated and thus we may not have any remaining economic interest in the compounds. In addition, if at any time we become insolvent or commit actions for bankruptcy, the licenses for certain technology that we have with Elan, Neurocrine and Merck may be terminated. The above matters raise substantial doubt about our ability to continue as a going concern.

In order to fulfill our obligations to repurchase any debentures tendered to us for repurchase or to repay any debentures that we are otherwise obligated to repay, we may be required to secure financing or other capital on terms that are not advantageous, including equity issuances that are highly dilutive to holders of our common stock, debt with interest rates and repayment terms that are not desirable or other capital raising transactions that are substantially more expensive than we would otherwise be able to achieve.

As a result of numerous factors including the delisting of our common stock, our near term obligations under our debentures, the clinical results of certain of our compounds and delays in the commercialization of products that utilize our compounds, we may be unable to, and at a minimum will have difficulty, raising additional capital to repurchase or otherwise repay our debentures or to fund substantial operations. As a result, any financing or capital raising transaction that we may be able to secure will likely be on disadvantageous terms. Any such financing will result in significant dilution to holders of our common stock, increased borrowing costs or other terms that will impact our future operations.

We may be unable to restructure our obligations under our debentures outside of a bankruptcy proceeding and, any such restructuring that we may achieve outside of a bankruptcy proceeding will likely involve a new security which will carry a higher yield and a lower conversion price resulting in increased costs to us and significant dilution to holders of our common stock.

Holders of our debentures are not obligated to engage in any restructuring discussions or to accept any restructuring of our debentures. In the event we are obligated to repurchase or otherwise repay a significant amount of our debentures, we will not have sufficient capital to do so. Holders of our debentures may agree with us to restructure our obligations under the debentures to provide for a new security or to amend the terms of the existing debentures. Any such new or amended security will likely carry a higher interest rate and a lower conversion price than our current debentures. As a result, our company may incur significant additional costs to finance such new or amended security and holders of our common stock would suffer significant dilution. In addition, the holders of the debentures may also require a payment of cash in connection with any such restructuring which will decrease the cash available to fund future operations, although we are limited in the amount of such cash that we may pay in connection with any such restructuring. Finally, any such restructuring, if one is pursued and completed, will result in significant costs to us as we pay investment banking and professional fees in connection with these efforts.

The delisting of our common stock from the TheNASDAQ Global Market will result in more limited trading opportunities for holders of our common stock, increased volatility and additional difficulty in raising capital in the future if needed.

Our common stock is no longer traded on The NASDAQ Global Market. Instead, it is currently traded on the Pink Sheets and may, in the future, be traded on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers. Although these trading venues offer holders of our common stock the opportunity to trade, it is likely that our stock price will be highly volatile. Moreover, it is unlikely that any significant long-term institutional holdings will develop through these trading venues. Trading on the Pink Sheets and the OTC Bulletin Board will also likely present additional difficulties in the event we need to raise additional capital in the future as most institutions prefer to invest in a common stock that is traded on a national securities exchange.

Our stock price is likely to be volatile and the market price of our common stock may decline.

Our stock price has been particularly volatile. Following the release of results from our completed Phase III clinical trial of bicifadine in patients with chronic low back pain, or CLBP, our stock price experienced a substantial decline from the previous day’s close price of $14.69 to $7.92. Further, following our partner Neurocrine’s announcement regarding the FDA review and approval process for indiplon, our stock price experienced another decline from the previous day’s close price of $7.05 to $3.02 and has further declined upon the July 31, 2006 announcement of our notice of NASDAQ listing requirement deficiencies and the October 26, 2006 announcement that we would no longer be listed for trading on a national exchange.

Some of the factors that may cause the market price of our common stock to continue to fluctuate include:

•	our ability to restructure our obligations under our 2.50% convertible subordinated debentures and, if so restructured, the terms thereof;
•	future issuances of our common stock or other forms of financings which would result in substantial dilution to our existing equity holders;
•	results of clinical trials conducted by us or on our behalf, or by our competitors;
•	delays in initiating clinical trials or changes in previously planned or initiated clinical trials;
•
regulatory developments or enforcement in the United States and foreign countries, such as the result of the May 2006 FDA issuance of an approvable letter (for the 5mg and 10mg IR doses) and a non-approvable letter (for the 15mg MR dose) by the FDA for the indiplon NDA filings;

•	business or legal developments concerning our collaborators, licensors or licensees, including Merck, Neurocrine and Wyeth;
•	developments or disputes concerning patents or other proprietary rights;
•	changes in estimates or recommendations by securities analysts;

•	public concern over our drugs that treat CNS disorders, including any drugs that we may develop in the future;
•	litigation;
•	general market conditions;
•	changes in the structure of health care payment systems;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	economic and other external factors or other disasters or crises;
•	period-to-period fluctuations in our financial results and financial position;
•	changes in senior management; and
•	further restructuring of our corporate workforce to best address and achieve our short- and long-term goals.

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

In December 2004 and January 2005, we sold $80 million aggregate principal amount of 2.5% subordinated convertible debentures due in January 2025. Our annual debt service obligation on these debentures prior to July 26, 2006 was $2.0 million. We are required to offer to repurchase $70 million in aggregate principal amount of our debentures because our common stock is no longer listed for trading on a US national securities exchange. We are obligated to make this offer to repurchase on or prior to November 11, 2006. We do not presently have the capital necessary to repurchase all or a significant portion of the $70 million of the debentures if all or a significant portion of the holders of debentures exercise their option to require us to repurchase the debentures. If we do not offer to repurchase the debentures as required by the indenture, or if we fail to pay for all debentures tendered to us for repurchase, an “event of default” will occur under the indenture governing the debentures. If we are unable to raise sufficient funds to repurchase the requisite amount of debentures or restructure our obligations under the debentures, we may be forced to seek protection under the United States bankruptcy laws.

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

At September 30, 2006, we had cash and cash equivalents and marketable securities of $47.3 million. We currently have no commitments or arrangements for any financing. We will require additional funding to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We may continue to seek additional capital including through public or private financing or collaborative agreements. If adequate funds are not available to us as we need them, we may be required to curtail significantly or eliminate at least temporarily one or more of our product development programs. In addition, given our current financial situation we expect that vendors will begin to require up-front payments before initiating or completing work which will negatively impact our cash flow.

We have incurred losses since our inception and expect to incur significant losses for the foreseeable future, and we may never reach profitability.

Since our inception in April 1995 through September 30, 2006, we have incurred significant operating losses and, as of September 30, 2006, we had an accumulated deficit of $211.7 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses may increase in the foreseeable future as we:

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

None of our product candidates is currently approved for sale by the FDA, or by any other regulatory agency in the world, and our product candidates may never be approved for sale or become commercially viable. Before obtaining regulatory approval for the sale of our product candidates, they must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans and we have devoted a significant portion of our resources in 2006 to the development of bicifadine. Our success will depend on the success of clinical trials that have not yet begun. There are a number of difficulties and risks associated with clinical trials including, but not limited to, the possibilities that:

•	we may discover that a product candidate causes or may cause harmful side effects;
•	we may discover that a product candidate, even if safe when taken alone, may interfere with the actions of other drugs taken at the same time such that its marketability is materially reduced;
•	we may discover that a product candidate does not exhibit the expected therapeutic results in humans;
•	a product candidate may lend itself to user abuse, in which case labeling may adversely affect its marketability;
•	results may not be statistically significant or predictive of results to be obtained from large-scale, advanced clinical trials;
•	we or the FDA may suspend or delay initiation of further clinical trials of our product candidates for any of a number of reasons, including safety or delay in obtaining clinical trial material;
•	we may be delayed in the FDA protocol review process;
•	patient recruitment may be slower than expected;
•	patient compliance may fall short of trial requirements; and
•	patients may drop out of our clinical trials.

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

In April and May 2006, we announced the results of our Phase III clinical trial of bicifadine for the treatment of chronic lower back pain, CLBP, study 020.  Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study at any of the three doses tested.  In October 2006, we announced the interim results of our second Phase III clinical trial of bicifadine for CLBP, study 021. Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study and we are therefore stopping the dosing in this study. In addition in October 2006, we announced that we are stopping dosing in the long-term safety trial, study 022.  We are also closing out the recently completed Phase II study of bicifadine in subjects with osteoarthritis of the hip or knee. However, it is an FDA requirement to complete the relevant safety assessments and to finalize study documentation in accordance with FDA mandated good clinical practices. We anticipate this process and related regulatory close-out obligations at the study sites will take several months and is expected to be completed by the end of the first quarter of 2007. We had previously postponed certain Phase I clinical trials and other development activities which are now no longer on the critical path timeline for an NDA filing to enable us to have more flexibility with expenditures in the near term.

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

We may determine to continue to reduce staffing further as a result of stopping certain clinical trials and other development activities for bicifadine, in which case we could face lawsuits.

On May 18, 2006, we reduced our workforce to 74 employees from 111 employees in order to lower our cost structure as part of a reorganization of operations and to appropriately align our operations with its current stage of drug development and research. This reduction in force was made as a result of the postponement by us of certain clinical trials and other development activities for bicifadine. In October 2006, we announced the interim results of our second Phase III clinical trial of bicifadine for CLBP, study 021. Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study and we are therefore stopping the dosing in this study. In addition in October 2006, we announced that we are stopping dosing in the long-term safety trial, study 022. Any reduction in workforce is accompanied by risk of litigation, which if initiated or successful, could harm our business and financial position.

We have experienced a substantial decline in our workforce and we may continue to experience such declines given the uncertainty of our current business situation. Further reductions could hinder our ability to efficiently complete requlatory closeouts of our clinical studies or transact discussions with potential partners.

 Since June 2006, our workforce has declined to 55 employees from 74 employees through voluntary departures. With the uncertainty of our business situation we expect to have more such voluntary departures. With the employee base that we currently have, we believe we will complete the required FDA regulatory closeouts of our recently halted or completed clinical studies of bicifadine by the first quarter of 2007. However, this reduction has hindered us from initiating any additional clinical studies with our reuptake inhibitors. Any further reductions in workforce will not only result in further delays in initiating clinical studies but could also result in increased costs associated with hiring of outside consultants to complete ongoing work. In addition as certain of our employees are needed to facilitate discussions with potential partners, either for licensing, financing or acquisitions transactions, the loss of these employees will severely impact the success of any such discussions.

We may not receive regulatory approvals for our product candidates, approvals may be delayed or the approvals we receive may not be sufficient to fulfill our current goals for our product candidates.

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and commercialization of our product candidates and in our ongoing research and development activities. Our partner Neurocrine filed two NDAs for indiplon for the treatment of insomnia in April and May 2005. The FDA issued an approvable letter for the 5 mg and 10 mg IR formulation and a non-approvable letter for the 15 mg MR formulation in May 2006. Neurocrine is continuing to review the FDA letters and is pursuing discussions with the FDA to gain greater clarity regarding next steps for indiplon’s development. All our other product candidates are in various stages of research and development and we have not yet requested or received regulatory approval to commercialize any product candidate from the FDA or any other regulatory body.

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

We rely on the efforts of Neurocrine for the development, design and implementation of clinical trials, regulatory approval and commercialization of indiplon.

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

Our efforts to develop, obtain regulatory approval for and commercialize our existing and any future product candidates depend in part upon the performance of our licensees and collaborative partners. Currently, we have license and collaborative agreements with Merck, Neurocrine and Wyeth. If DOV at any time becomes insolvent or commits actions for bankruptcy, the license for our four compounds with Wyeth may be terminated and thus we may not have any remaining economic interest in the compounds. In addition, if at any time we become insolvent or commit actions for bankruptcy, the licenses for certain technology that we have with Elan, Neurocrine and Merck may be terminated. In connection with certain of these agreements, we have granted certain rights, including development and marketing rights and rights to defend and enforce our intellectual property. We do not have day-to-day control over the activities of our licensees or collaborative partners and cannot assure you that they will fulfill their obligations to us, including their development and commercialization responsibilities in respect of our product candidates. Our license agreement with Merck was amended in August 2005 to provide that we would assume responsibility for certain development of DOV 21,947 that Merck would have otherwise been responsible for under the agreement. Merck is not presently performing any clinical studies under this arrangement and continues to have the right to terminate the license agreement. In October 2006, DOV notified Merck of its desire to terminate the companies’ license agreement with respect to DOV 21,947.  In the event Merck decides not to re-internalize the compound, DOV 21,947 will no longer be covered by the license agreement effective as of December 8, 2006.  Unless terminated by Merck, the license agreement will remain effective in respect to DOV 216,303.

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

In February 2006 we committed to a ten-year operating lease for a 133,686 square foot facility in Somerset, New Jersey. This facility serves as our corporate headquarters and principal place of business, effective June 2006. This new facility has office and laboratory space and results in a higher level of fixed overhead. The use of such facilities, even if they lead to cost savings and improved control and turn-around time, is expected to require substantial management time, personnel transition and relocation costs. In addition, as a result of the failure of the Phase III bicifadine clinical studies 020 and 021 and the stoppage of 022, for the foreseeable future we will not utilize the full capacity of the facility and there can be no assurance that we will ever operate the facility efficiently. The annual lease payments on this facility are $2.8 million.

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

Exhibit No.

10.49 Form of Stock Option Agreement for stock options granted under the 2000 Stock Option and Grant Plan (as amended).

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

DOV Pharmaceutical, Inc.

Date: November 9, 2006	By:	/s/ Barbara G. Duncan
Name: Barbara G. Duncan
Title: President and Chief Financial Officer