Form 10-K
period 2006-12-31
DOV PHARMACEUTICAL INC
filed 2007-03-30
CIK 1066833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Somerset, New Jersey 08873
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

Indicate by check mark whether registrant is filing SEC reports voluntarily. Yes ☐ No ☒

Indicate by check mark whether registrant is a “shell company” (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 30, 2006 totaled approximately $49.4 million based on the then-closing stock price as reported by The NASDAQ Global Market.

On March 15, 2007, there were 26,743,657 outstanding shares of registrant’s common stock, par value $0.0001 per share.

DOV PHARMACEUTICAL, INC.

Form 10-K

For the Year Ended December 31, 2006

PART I

Special Note Regarding Forward-Looking Statements

This Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: may, will, should, expect, intend, plan, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors currently known by us about which we cannot be certain or even relatively confident. Actual results or events will surely differ and may differ materially from our forward-looking statements as a result of many factors, some of which we may not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

•	raise substantial additional capital in order to fund operations;

•	pursue and receive stockholder approval of the increase in authorized common stock;

•	obtain and maintain all necessary patents, licenses and other intellectual property rights;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet our development schedule for our product candidates, including with respect to clinical trial initiation, enrollment and completion;

•	meet applicable regulatory standards and receive required regulatory approvals on our anticipated time schedule or at all;

•	meet or require our partners to meet obligations and achieve milestones under our license and other agreements;

•	obtain and maintain collaborations as required with pharmaceutical partners; and

•	produce drug candidates in commercial quantities at reasonable costs and compete successfully against other products and companies.

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

Special Note Regarding DOV Pharmaceutical, Inc.’s Common Stock
and 2.50% Convertible Subordinated Debentures due 2025 (the “Debentures”)

Effective at the opening of business on October 27, 2006, trading in our common stock on The NASDAQ Stock Market, Inc.’s Global Market, or The NASDAQ Global Market, was suspended and our common stock was delisted from The NASDAQ Global Market because we did not meet the aggregate market value of listed securities requirement of Marketplace Rule 4450(b)(1)(A). The delisting of our common stock from The NASDAQ Global Market constituted a “fundamental change” under that certain Indenture, dated as of December 22, 2004, by and between DOV Pharmaceutical, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, which governs the terms of our 2.50% Convertible Subordinated Debentures due 2025. As a result, we were obligated to make an Offer to Repurchase to all holders of the Debentures under the Indenture at a price of $1,012.50 per $1,000 principal amount, representing such principal amount plus $12.50 of accrued but unpaid interest thereon.

The Offer to Repurchase expired at 5:00 p.m., New York City time, on January 2, 2007. Through the expiration of the Offer to Repurchase, we received tenders of Debentures in the aggregate principal amount of $67.8 million, representing approximately 96.9% of the $70.0 million in aggregate principal amount of outstanding Debentures. Upon the expiration of the Offer to Repurchase, we did not have the funds necessary to pay the aggregate purchase price of approximately $68.7 million for the Debentures that were tendered. As a result, no Debentures were accepted for payment by us in connection with the Offer to Repurchase. Our failure to pay for the Debentures tendered to us for repurchase in the Offer to Repurchase constituted an “event of default” under the Indenture.

We retained Houlihan Lokey Howard & Zukin Capital, Inc. to serve as our financial advisor to assist with our evaluation of strategic alternatives and restructuring efforts with respect to the Debentures. In January 2007, we entered into a Restructuring Support Agreement with certain members of an ad hoc committee of holders of our Debentures regarding a consensual restructuring of our obligations under the Debentures. Holders of the Debentures who beneficially owned approximately 88% in principal amount of the outstanding Debentures agreed to tender their Debentures in the Exchange Offer described below and agreed not to take any actions or exercise any remedies relating to our failure to repurchase the Debentures pursuant to the Offer to Repurchase, unless we commenced any bankruptcy or similar proceeding or such a proceeding was commenced against us or the Restructuring Support Agreement was terminated for any other reason under the terms of the Restructuring Support Agreement.

On January 29, 2007, we offered (the “Exchange Offer”) to exchange 8 shares of a new series of convertible preferred stock, par value $1.00 per share and liquidation preference $100 per share (the “new series C convertible preferred stock”), plus a cash payment of $212.50 for each $1,000 in principal amount of our outstanding Debentures. We also offered as an alternative to the 8 shares of new series C convertible preferred stock to exchange 8 shares of an alternative new series of convertible preferred stock, par value $1.00 per share with no fixed liquidation preference (the “alternative series D convertible preferred stock”). The cash payment and shares of the new series C convertible preferred stock or, if chosen, the alternative series D convertible preferred stock, was offered in full satisfaction of the principal amount of, and any accrued but unpaid interest through the consummation of the Exchange Offer on, the Debentures so tendered and accepted.

The Exchange Offer was consummated on March 15, 2007. Pursuant to the Exchange Offer, we made a cash payment of $14.3 million and issued 439,784 shares of our new series C convertible preferred stock and 100,000 shares of our alternative series D convertible preferred stock in exchange for $67.5 million in principal amount of Debentures. Additionally, the $2.5 million in principal amount of Debentures that remained outstanding after the consummation of the Exchange Offer was recently accelerated by the majority holder of such Debentures in accordance with the Indenture governing the Debentures and, on March 29, 2007, we repaid such Debentures at par plus accrued interest. In addition, we will distribute to holders of our common stock as of a date to be determined by our board of directors, and in any event prior to July 1, 2007, in one or more distributions or other transactions, warrants to purchase 30 million shares of our common stock. The exercise price will be approximately $0.523 per share. The warrants will be exercisable on and after July 1, 2007 until December 31, 2009.

ITEM I. BUSINESS

OVERVIEW

We are a biopharmaceutical company focused on the discovery, acquisition and development of novel drug candidates for central nervous system, or CNS, disorders. We have active drug development programs that are at the preclinical, Phase I and Phase II clinical stages, including DOV 21,947 (entering Phase II for depression), DOV 102,677 (Phase I for alcohol abuse) and an active preclinical discovery program in reuptake inhibitors and GABA modulators. We have entered into a sublicensing agreement with Neurocrine Biosciences, Inc., or Neurocrine, for indiplon for the treatment of insomnia and with XTL Development, Inc., or XTL, for bicifadine for the treatment of pain. We are seeking a partner for DOV diltiazem for the treatment of angina and hypertension.

DOV 21,947, our lead product candidate for depression, is a triple reuptake inhibitor (serotonin, norepinephrine and dopamine inhibitor), or TRI. We intend to initiate a 300-patient Phase II clinical trial in July of 2007. DOV 21,947 is related to DOV 216,303, another of our TRIs. In 2005, we announced statistically significant efficacy results from a Phase II clinical trial with DOV 216,303 for the treatment of depression. DOV 102,677 is another of our TRIs, for which the next study will be a Phase I clinical trial in normal volunteers and may be initiated in late 2007 if appropriate funding is available.

Our reuptake inhibitor platforms, including TRIs, NEDs (norepinephrine and dopamine reuptake inhibitors), SADs (serotonin and dopamine reuptake inhibitors), and SNRIs (serotonin and norepinephrine reuptake inhibitors) can be tailored to create compounds that are able to treat a wide variety of neuropsychiatric disorders ranging from depression and attention deficit hyperactivity disorder to pain and obesity.  We have molecules belonging to each of these classes in various stages of preclinical development. We intend to select a triple reuptake inhibitor development candidate from our preclinical pipeline in 2007 and file an IND for the selected compound with the FDA in early 2008.

The primary objective of our GABA modulator program is the development of a molecule producing a robust anti-anxiety action without the side effects associated with benzodiazepines such as diazepam (Valium®).  Molecules fitting this profile are in various stages of preclinical development.  Further, GABA modulators also have proven utility as sedative-hypnotics, anticonvulsants, and muscle relaxants, and we have discovered several unique structural platforms that may be developed for these indications.

Indiplon has consistently demonstrated decreased time to sleep onset, improved measures of sleep maintenance and duration and improved sleep quality with no next day impairment in over 70 clinical trials involving nearly 8,000 patients. Neurocrine has announced that it plans to resubmit its New Drug Application (NDA) for indiplon capsules by the end of the second quarter of 2007.

Bicifadine has been shown to be effective in treating pain in three placebo-controlled efficacy trials in more than 1,600 patients with acute post-surgical pain.  We have also conducted three Phase III clinical trials of bicifadine in chronic low back pain (CLBP) and one Phase II trial of bicifadine in osteoarthritis.  Bicifadine has demonstrated an attractive safety profile in short- and long-term safety studies involving more than 3,000 patients.  Also, we have completed lifetime carcinogenicity studies in rats and mice with no meaningful signals of carcinogenicity detected after approximately two years of dosing, an outcome that we expect to be acceptable to the FDA. XTL has indicated that it intends to pursue the treatment of chronic neuropathic pain for bicifadine’s further development and plans to initiate a Phase II clinical trial in 2007.

OUR BUSINESS STRATEGY

Our goal is to become a leading biopharmaceutical company focused primarily on products for the treatment of CNS disorders. In October 2006, we announced a new strategic direction and strategy for the Company, the key elements of which are to:

Pursue development of our lead product candidates. We have four product candidates undergoing clinical development either by us or a sub-licensee. These product candidates address four separate and substantial pharmaceutical markets: insomnia, pain, depression and alcohol abuse. We have designed the clinical programs for the product candidates we are developing in an effort to provide clear and defined paths to attain regulatory approval. We intend to continue to devote substantial amount of our resources to earlier stage clinical testing.

Selectively establish corporate collaborations to assist in the development and commercialization of our products and mitigate financial risk. We intend to pursue corporate collaborations with partners to leverage their resources and their development, regulatory and commercialization expertise to advance the clinical development of our product candidates. We currently have collaborations with Neurocrine for indiplon and with XTL for bicifadine.

Expand our product candidate portfolio with novel drug candidates that address unmet needs in large, established markets.  We seek to identify and develop, either internally or through collaborative agreements, novel drug candidates that address unmet needs in large, established markets. We intend to continue expanding our existing product candidate portfolio by discovering and developing novel drug compounds both internally and through focused outsourced research and development. We also hope to expand our portfolio by identifying, in-licensing and developing additional compounds that are potentially superior to currently marketed products and by developing additional applications and formulations for our existing discovery and licensed compounds.

Reduce clinical development and commercialization risk by building a diversified product portfolio. We have built and intend to continue to build a portfolio of diverse product candidates to address CNS disorders to reduce the risks associated with the clinical development of any one drug. We have focused our in-licensing and development resources on compounds in all stages of research and clinical development for which there exists a significant amount of informative preclinical or clinical data. We believe this reduces the risk that these compounds will have safety concerns and enhances our chances of demonstrating efficacy in clinical trials. We focus on developing compounds with diverse mechanisms of action to limit the risk of difficulties associated with a particular mechanism of action. Finally, a single mechanism of action may have multiple therapeutic uses. We intend to investigate the efficacy of our compounds for these diverse uses in order to enhance the commercial potential of our product candidates. We believe that our portfolio approach reduces undue dependence on any single compound or therapeutic application to achieve commercial success and creates multiple potential sources of revenue.

OUR PRODUCT PIPELINE

The following table summarizes certain of our product candidates currently in development either by us or through our sub-licensees:

Product	Indication(s)	Status	Marketing Rights
Indiplon	Insomnia	Registration(1)	Neurocrine
Bicifadine	Pain	Phase II/Phase III(2)	XTL
DOV 21,947	Depression	Phase II planned for 2007	DOV
	Obesity	Preclinical	DOV
DOV 102,677	Alcohol Abuse / Alcoholism	Phase Ib contemplated(3)	DOV
Triple reuptake inhibitor	Depression	Pre-IND(4)	DOV

(1) Neurocrine has stated that it plans to resubmit its NDA for indiplon capsules by the end of the second quarter of 2007.

(2) Our partner, XTL, has stated that it intends to initiate a Phase IIb clinical trial in neuropathic pain in 2007 with bicifadine. Bicifadine has been studied in five Phase III clinical trials.

(3) We may initiate a Phase I clinical trial in normal volunteers for DOV 102,677 to support subsequent studies in the alcohol abuse indication in late 2007 if appropriate funding is available.

(4) We intend to select a triple reuptake inhibitor development candidate from our preclinical pipeline in 2007 and file an IND for the selected compound with the FDA in early 2008.

For an explanation of the terms Preclinical, Phase I, Phase II, Phase III and Registration, please refer to the text in subheading “Government Regulation” in this “Business” section.

OUR PRODUCTS UNDER DEVELOPMENT

Clinical Development Programs

Indiplon: Our Product Candidate for Insomnia

Insomnia is a neurological disorder with approximately 86 million adults in the United States reporting trouble sleeping a few nights per week or more, according to a 2006 report from Mattson Jack (an epidemiological database used to determine the prevalence of a disease or disorder). Mattson Jack also reports that approximately 26 million adults in the United States experience chronic insomnia, having trouble sleeping every night or almost every night. In addition, according to the National Sleep Foundation (2003), frequent sleep problems in individuals that are 55 to 84 years old, if ignored, can complicate the treatment of other medical conditions, including arthritis, diabetes, heart and lung disease and depression. According to IMS Health, the United States insomnia pharmaceutical market was $2.8 billion in 2005 and was expected to exceed $3.1 billion in 2006.

Researchers have found that insomnia can be treated by drugs that interact with the site of action of a natural brain chemical involved in promoting and maintaining sleep. This chemical is called gamma amino-butyric acid, or GABA, and the site of action is called the GABA A receptor. Beginning in the 1960’s, drugs that non-selectively target the GABA A receptor, known as benzodiazepines or BDZs, were used as sedatives to treat insomnia. This class of drugs produces several undesirable side effects, including negative interactions with other central nervous system depressants, such as alcohol, the development of tolerance upon repeat dosing, and rebound insomnia, or the worsening of insomnia following discontinuation of dosing. Additional side effects, due to the long half-life, or the duration of action of a compound, associated with this class of drugs include next-day residual sedation effects and impairment of coordination and memory.

During the late 1980s, a class of drugs known as non-BDZs was developed to target a specific population of GABA A receptors. The non-BDZs have been reported to produce a reduced incidence of side effects. This is believed to be attributable to the non-BDZs binding more selectively than the BDZs to a specific GABA A receptor subtype. The most commonly prescribed of the non-BDZs in the United States are Ambien ® , Ambien CR ® , Sonata ® and Lunesta ® . According to IMS Health, Ambien ® is the current market leader in the United States, with sales of $2.1 billion in 2005.

 Indiplon, our insomnia product candidate, is a non-BDZ. In 1998, we licensed indiplon from Wyeth Holdings Corporation, or Wyeth, and sublicensed it to Neurocrine. We are entitled to a 3.5 percent royalty on worldwide net sales of indiplon, if any.

Indiplon is a non-BDZ GABA A receptor agonist which acts via the same mechanism as the currently marketed non-BDZ therapeutics. However, preclinical studies suggest that indiplon has fewer side effects than currently marketed non- BDZs, including Ambien ® and Sonata ® . In Phase II and III clinical studies, indiplon demonstrated efficacy with no significant next-day residual sedation effects at clinically relevant doses.

Neurocrine has developed indiplon in both a short acting capsule formulation and a longer acting tablet formulation. To develop these two different formulations, Neurocrine has capitalized on important features of indiplon, its rapid absorption and its short half-life in the body. Based on its clinical studies, Neurocrine determined that the concentration of indiplon in the bloodstream reaches levels high enough to induce sedation approximately 15 minutes after the patient takes the pill. Indiplon is then rapidly metabolized and eliminated. The result for the patient is rapid sleep onset followed by rapid elimination of the drug from the body, reducing the risk of next-day residual sedation effects.

Indiplon has been developed to address the most prevalent forms of insomnia — difficulty falling asleep; difficulty staying asleep; and difficulty getting back to sleep after middle of the night awakenings. Both forms of indiplon are intended to improve sleep quality without creating drug induced impairment upon awakening.

Based on the results of preclinical studies and Phase I, Phase II and Phase III clinical trials of indiplon, as well as a non-clinical data package related to indiplon manufacturing, formulation and commercial product development, Neurocrine assembled and filed NDAs with the FDA for both indiplon capsules and indiplon tablets. On May 15, 2006, Neurocrine received two complete responses from the FDA regarding indiplon capsule and tablet NDAs. These responses indicated that indiplon 5 mg and 10 mg capsules were approvable (“FDA Approvable Letter”) and that the 15 mg tablets were not approvable (“FDA Not Approvable Letter”).

The FDA Approvable Letter requested that Neurocrine reanalyze data from certain preclinical and clinical studies to support approval of indiplon 5 mg and 10 mg capsules for sleep initiation and middle of the night dosing. The FDA Approvable Letter also requested reexamination of the safety analyses. Neurocrine held an end-of-review meeting with the FDA related to the FDA Approvable Letter in August 2006. This meeting was specifically focused on determining the actions needed to bring indiplon capsules from Approvable to Approval in the resubmission of the NDA for indiplon capsules. At the meeting the FDA requested that the resubmission include further analyses and modifications of analyses previously submitted to address questions raised by the FDA in the initial review. This reanalysis has been substantially completed. The FDA also requested, and Neurocrine has completed, a supplemental pharmacokinetic/food effect profile of indiplon capsules including several meal types. The NDA for indiplon capsules is currently being updated to include responses to the FDA requests and is targeted to be resubmitted to the FDA by the end of the second quarter of 2007.

The FDA Not Approvable Letter requested that Neurocrine reanalyze certain safety and efficacy data and questioned the sufficiency of the objective sleep maintenance clinical data with the 15 mg tablet in view of the fact that the majority of the indiplon tablet studies were conducted with doses higher than 15 mg. Neurocrine held an end-of-review meeting with the FDA related to the FDA Not Approvable Letter in October 2006. This meeting was specifically focused on determining the actions needed to bring indiplon tablets from Not Approvable to Approval in the resubmission of the NDA for indiplon tablets. The FDA has requested additional long-term safety and efficacy data with the 15 mg dose for the adult population and the development of a separate dose for the elderly population. In discussions, Neurocrine and the FDA noted positive efficacy data for sleep maintenance with both indiplon capsules and tablets. On the basis of these discussions, Neurocrine is formulating a strategy to pursue a sleep maintenance claim for indiplon. The evaluation of indiplon for sleep maintenance is ongoing and includes both indiplon capsules and tablets.

The preceding descriptions of Neurocrine’s clinical development and clinical trial results for indiplon are based solely on Neurocrine’s public disclosures through March 3, 2007.

Bicifadine: Our Novel Analgesic

Drugs for the treatment of pain, or analgesics, have historically been placed into the following general categories:

•	narcotics or opioids, e.g., morphine, codeine, Demerol® and Percodan®;

•	anticonvulsants, antidepressants and other agents used to treat neuropathic pain; and

•	non-narcotic prostaglandin inhibitors, e.g., aspirin, acetaminophen, ibuprofen and COX-2 inhibitors.

While drugs in these categories are regularly used in the treatment of pain, their use has been limited because of various side effect profiles and, in many cases, incomplete efficacy. In addition, administering these drugs for extended time periods has been problematic. Although prostaglandin inhibitors have been used for the treatment of pain, particularly pain associated with inflammation, their efficacy is limited to milder types of pain and they often display undesirable side effects relating to the gastrointestinal tract and liver. Narcotics are also used to treat pain, but tolerance develops rapidly and higher doses often lead to physical dependence and additional side effects, including respiratory depression. Ultram®, marketed by Ortho-McNeil, Inc., was originally thought to be a non-narcotic but its metabolites have been reported to act at certain opiate receptors and have the potential to cause morphine-like psychic and physical dependence. Despite these drawbacks, U.S. sales in 2006 of narcotic and non-narcotic analgesics reached nearly $7.5 billion according to IMS. Furthermore, in September 2004, Merck & Co., or Merck, withdrew Vioxx®, a COX-2 inhibitor, from the market, citing increased risk of stroke and heart attack in extended use. In April 2005, Pfizer withdrew Bextra®, another COX-2 inhibitor, citing increased risk of rare but serious skin reactions. The withdrawal of these drugs has had a significant impact on the treatment of pain and the pain market and, we believe, opened up greater opportunities for bicifadine.

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

Bicifadine, our product candidate for the treatment of pain, was licensed by us from Wyeth in 1998 and sublicensed to XTL in 2007. We are entitled to up to $126.5 million in milestones and a low double-digit ascending royalty on worldwide net sales, if any.

Bicifadine possesses a unique profile of pharmacological activity. Its primary pharmacological action is to enhance and prolong the actions of norepinephrine and serotonin by inhibiting the transport proteins that terminate the physiological actions of the two biogenic amines. Preclinical studies with bicifadine indicate this molecule possesses additional neurochemical properties that may contribute to its analgesic effects. Preclinical studies and clinical trials indicate that either one or a combination of these individual actions may account for the analgesic properties of bicifadine.

Bicifadine is not a narcotic and, in preclinical studies, has been shown not to act at any opiate receptor. In preclinical studies to date, bicifadine has not demonstrated abuse, addiction or dependence potential, although, in a Phase I clinical trial, the immediate release, or IR, formulation did cause mild and transient euphoric mood in some subjects. However, in a Phase I study in experienced drug users, there was no statistically significant difference between bicifadine and placebo. Four Phase I clinical trials and 14 Phase II clinical trials involving more than 1,000 patients were conducted by Wyeth or DOV with an IR formulation of bicifadine. In five exploratory double-blind, placebo-controlled Phase II clinical trials of the IR formulation conducted by Wyeth, bicifadine demonstrated a statistically significant reduction in pain versus placebo, in some cases with an outcome suggesting it might be comparable to or better than positive controls such as codeine.

In addition to these trials with the IR formulation, we have conducted numerous studies using the sustained release, or SR, formulation, a formulation that permits less frequent daily dosing and improves tolerability. We have completed three placebo-controlled efficacy trials in more than 1,600 patients with acute post-surgical pain and have conducted three Phase III clinical trials of bicifadine in CLBP and one Phase II trial of bicifadine in osteoarthritis, all of which have provided us with a significant amount of data about the efficacy and safety of the drug.

Phase III Chronic Pain Trials of Bicifadine in CLBP

Study 020

In April 2006, we completed a Phase III, U.S. clinical trial of bicifadine in approximately 600 patients with moderate to severe CLBP, study 020. The clinical trial was a randomized, double-blind, placebo-controlled, outpatient, multi-center study assessing the efficacy and tolerability of three dose levels of bicifadine - 200 mg, 300 mg and 400 mg b.i.d. - over a three-month period. The primary efficacy endpoint was the change in pain severity rating as measured by the 100 mm Visual Analog Scale, or VAS, score between baseline and the end of dosing. In this trial, bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study (reduction in pain at the end of treatment) at any of the doses tested.  Bicifadine was well-tolerated; transient nausea and dizziness were the most common adverse events which occurred in 5% to 18% of patients.

Study 021

Our second Phase III trial - study 021 - of bicifadine in CLBP analyzed only patients with more severe CLBP, accompanied by sciatica and/or substantial functional disability, and compared only two dosing arms, 200 mg b.i.d. of bicifadine versus placebo.  In October 2006, once study 021 had enrolled more than one half of the intended patients, we unblinded the results of an interim analysis.  In this trial, similar to study 020, bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study and we therefore stopped patient dosing in this trial before completing the intended enrollment.

Study 022

In May 2006 we completed enrollment in our Phase III open-label, long-term safety trial of bicifadine - study 022 - and in October 2006 discontinued dosing of patients.  The primary objective of this clinical trial was to evaluate the safety of bicifadine for up to one year in patients with CLBP. Over 500 patients were dosed with at least 200 mg b.i.d. of bicifadine for at least six months and over 100 patients for at least one year. There were no deaths in the more than 3,000 patients who have received bicifadine in the clinical trial program.  Further, there are no apparent safety risks in respect to cardiovascular safety and liver function, organ systems that are most commonly the cause of drug related safety concerns.

Phase II Trial in Osteoarthritis

In November 2006, we completed a Phase II trial of bicifadine in patients with osteoarthritis.  This study was a multi-center, double-blind, placebo-controlled, four-way crossover trial designed to assess the efficacy, tolerability and pharmacokinetics of bicifadine alone and in combination with ibuprofen.    Of the 33 patients who completed the trial, each patient received one week of dosing for each of the following four treatment regimens: bicifadine, ibuprofen, bicifadine plus ibuprofen and placebo. The mean improvement scores on the primary efficacy endpoint (WOMAC total score) for the patients taking a combination of bicifadine plus ibuprofen were clinically and statistically superior to the improvement scores seen in the placebo (p<0.0005), and bicifadine (p<0.002) groups.  The improvement seen after only one week of dosing with bicifadine plus ibuprofen relative to placebo is appreciably larger than in many previously-reported placebo-controlled trials for COX-2 inhibitors or other NSAIDs in which dosing lasted for up to three months.  This significant and substantial improvement in pain reduction after only one week represents an unexpected finding using bicifadine and an NSAID, in this case ibuprofen.  The marked benefits seen with concurrent dosing of bicifadine plus ibuprofen were not due to a pharmacokinetic interaction between the two drugs since neither bicifadine nor ibuprofen appreciably altered the blood levels of the other drug.

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

In September 2005, we completed a Phase III randomized, double-blind, placebo-controlled, outpatient, multi-center clinical trial to assess the efficacy and safety of three dose levels of bicifadine in patients with moderate to severe acute pain following bunionectomy surgery for a five-day period incorporating tramadol as an active control. The bunionectomy Phase III trial enrolled 325 patients at five sites in the U.S. The design and analysis of the study compared 200 mg and 400 mg t.i.d. of bicifadine to placebo with 100 mg t.i.d. of tramadol as an active control. Statistically significant increases in analgesia were measured as early as 30 minutes after administration and these effects were sustained for the balance of the eight-hour measurement period. The maximal efficacy of bicifadine was statistically indistinguishable from tramadol. While both bicifadine and tramadol were safe and relatively well-tolerated without producing any serious adverse events, the high level of “rescue” analgesic medication used in both the placebo and active drug groups confounded an assessment of the analgesic actions of bicifadine or tramadol under repeat dosing conditions, which are an FDA requirement.

XTL Development Plan

XTL has stated that it intends to develop bicifadine for the treatment of neuropathic pain - a chronic condition resulting from damage to peripheral nerves. Due to the highly competitive nature of the market for acute pain drugs, and the FDA requirement to complete two repeat-dosing clinical trials in two different acute pain indications, no further studies in acute pain are planned. XTL intends to initiate a Phase IIb clinical trial with bicifadine in 2007.

DOV 21,947: Our Triple Reuptake Inhibitor for Depression

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

The emergence of selective serotonin reuptake inhibitors, or SSRIs, starting with Prozac® in January 1988, followed by Zoloft® in February 1992 and Paxil® in January 1993, has had a dramatic impact on the antidepressant market. According to Mattson Jack (2006), the lifetime prevalence of major depressive disorder exceeds 22 million in the United States and 12 million suffer from less severe forms of depression. The National Institute of Mental Health also indicated that in 2006 over 19 million Americans suffered from a debilitating anxiety disorder. In 2005, the branded worldwide market for depression therapeutics was in excess of $12 billion (EvaluatePharma.com). Despite this widespread commercial success, SSRIs suffer from the following limitations:

•	30-40 percent of patients do not experience an adequate therapeutic response to a given drug;
•	three or more weeks of therapy are often required before meaningful improvement is observed; and
•	side effects such as nervousness, agitation, insomnia and sexual dysfunction.

Dual uptake inhibitors, referred to as SNRIs, like Effexor®, launched in 1994, and Cymbalta®, launched in August 2004, block the uptake of both serotonin and norepinephrine. In vitro studies have demonstrated that both drugs are appreciably more potent in blocking serotonin compared to norepinephrine uptake. While these drugs may be more effective than SSRIs in some patients, SNRIs still take three or more weeks of therapy before a meaningful improvement is observed. In addition, SNRIs have their own unique set of side effects, including nausea, headache, sleepiness, dry mouth, sexual dysfunction and dizziness.

Both preclinical studies and clinical trials indicate that a drug inhibiting uptake of all three, serotonin, norepinephrine and dopamine, may produce a faster onset of action or provide greater efficacy than traditional antidepressants. We believe that such a ‘broad spectrum’ antidepressant could represent a breakthrough in the treatment of depression.

DOV 21,947 and DOV 216,303 are TRIs affecting the neurotransmitters serotonin, norepinephrine and dopamine. In preclinical studies, DOV 21,947 and DOV 216,303 were shown to inhibit the uptake of all three neurotransmitters. In animal models highly predictive of antidepressant action, DOV 21,947 and DOV 216,303 were more potent than Tofranil®, an SNRI, and the SSRIs Prozac and Celexa. Because of their ability to inhibit the uptake of all three neurotransmitters implicated in depression, we believe DOV 21,947 and DOV 216,303 may be more effective and have a more rapid onset than other antidepressants. In addition, at doses similar to those active in models predictive of antidepressant action, DOV 21,947 produced a significant weight loss in two animal models of diet-induced obesity. Rodent models of diet-induced obesity are often used to predict the effectiveness of drugs to produce weight loss in obese individuals.

We have completed several Phase I studies in normal volunteers and a Phase II efficacy trial of DOV 216,303 in patients with major depressive disorder. The clinical trial was a randomized, multi-center, double-blind, safety, efficacy and tolerability study with 67 patients and compared 50 mg b.i.d. of DOV 216,303 to 20 mg b.i.d. of citalopram, an SSRI. Patients who completed two weeks of treatment in both the DOV 216,303 and citalopram groups demonstrated reductions from baseline (p<0.0001) in the primary outcome measure, the total Hamilton Depression , or HAM-D, scores. This study also showed that DOV 216,303 was generally well-tolerated, with no serious adverse events occurring. There are no ongoing clinical studies of DOV 216,303 and none are planned for 2007.

Seven phase I studies of DOV 21,947 have been completed and we intend to initiate a Phase II double-blind clinical trial of DOV 21,947 versus placebo in depressed outpatients in July of 2007. DOV 21,947 is the (+)-enantiomer of DOV 216,303. In December 2005 we dosed the initial set of subjects in a second Phase Ib clinical trial of DOV 21,947.  At the highest dose levels explored - substantially above what is projected to be the therapeutic range - rashes were noted in some subjects.

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

The most recent alcohol use and abuse study conducted by the U.S. Department of Health and Human Services, “The 2001 National Household Survey on Drug Abuse”, estimates that approximately 14 million Americans meet the diagnostic criteria for alcohol abuse or alcoholism. Yet, this level of incidence is met by a general lack of substantially effective treatments for alcohol abuse.

DOV 102,677 is a TRI with preferential action on the dopamine transporter protein and is related to DOV 21,947 and DOV 216,303. In a Phase Ia clinical trial, DOV 102,677 was shown to be safe and well-tolerated at single doses that are less than or equal to 150 mg. At higher doses, abnormal color vision, which was both transient and reversible, was observed in the majority of subjects.  Results of this Phase Ia trial and compelling data from animal models of alcohol abuse have led us to identify DOV 102,677 as a development candidate to treat alcohol abuse and alcoholism rather than depression. We may initiate a Phase Ib repeat-dose clinical trial in normal volunteers for DOV 102,677 in late 2007 if appropriate funding is available.

Preclinical Discovery and Development Programs

Our discovery program remains focused on GABAA receptor modulators and reuptake inhibitors for the treatment of CNS disorders.

Reuptake Inhibitor Platform

Our reuptake inhibitor platforms, including TRIs (triple reuptake inhibitors), NEDs (norepinephrine and dopamine reuptake inhibitors), SADs (serotonin and dopamine reuptake inhibitors), and SNRIs (serotonin and norepinephrine reuptake inhibitiors) can be tailored to create compounds that are able to treat a wide variety of neuropsychiatric disorders ranging from depression and attention deficit disorder to pain and obesity. This tailoring process produces new chemical entities with varying potencies at two (in the case of NEDs, SADs, and SNRIs) or three (in the case of TRIs) transport proteins. For example, we believe NEDs (with relative potencies to inhibit norepinephrine and dopamine uptake ranging from about 1:1 to 1:10) may offer certain advantages over currently prescribed medications for the treatment of attention deficit disorder. We have reuptake inhibitors from each of these classes in various stages of preclinical development. In addition, our reuptake inhibitor discovery program includes work to identify second generation bicifadine-like compounds. We intend to file an IND for one of our preclinical uptake inhibitors in early 2008 if we obtain satisfactory results from ongoing preclinical toxicology testing.

GABA Modulator Platform

GABAA receptors are classified into biochemically, pharmacologically and functionally distinct receptor subtypes that influence different behaviors such as anxiety, sedation and amnesia.

We believe that compounds that selectively act on specific GABAA receptor subtypes produce the desired therapeutic effects in the absence of the undesirable effects associated with traditional GABA modulators such as BDZs. For example, compounds acting at one GABAA receptor subtype may reduce anxiety without sedation, while compounds acting at another GABAA receptor subtype may produce sedation without memory impairment, or other effects associated with acting at other subtypes.

Our internal discovery effort with GABAA receptor modulators has yielded a series of compounds we are currently evaluating. These new chemical entities, currently in the lead optimization phase, are significantly more potent than ocinaplon, our previous anti-anxiety product candidate, and we have prioritized our preclinical pipeline and 2007 activities accordingly. These compounds appear to function as partial positive allosteric modulators at specific GABAA receptor subtypes that may be involved in the treatment of various anxiety disorders, including generalized anxiety disorder, or GAD, and panic disorder.

In August 2005, we suspended further dosing in the ongoing Phase III clinical trial of ocinaplon following the occurrence of enzyme elevations in liver function tests, or LFTs, for one subject. We have since evaluated the safety findings from all subjects in the Phase III trial. During this study the overall incidence of an elevation in liver enzymes greater than three times normal was approximately eight percent in the ocinaplon-treated subjects and zero percent in the placebo-controlled subjects. Based upon the data, in October 2005 we discontinued the development of ocinaplon for GAD.

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

We believe that DOV diltiazem will reduce morning angina attacks to a significantly greater extent than commercially available products because of its combination of immediate and extended release components. Data from three Phase I trials indicate that our patented formulation produces clinically relevant blood levels within 30 minutes of administration and results in higher blood levels in the morning than Tiazac. In 2004 and 2006, we reached agreement with the FDA’s Cardio-Renal Division on the scope and design of the clinical trials required for submission of an NDA for DOV diltiazem. The FDA agreed that no additional preclinical or toxicology studies would be required for the NDA submission. We are currently seeking a strategic relationship to advance DOV diltiazem into Phase III clinical development and commercialization and thus intend that further clinical development of DOV diltiazem be conducted by a licensee of this product, assuming we are able to secure attractive license terms.

Collaborations and Licensing Agreements

Neurocrine Biosciences, Inc.

In June 1998, we sublicensed indiplon to Neurocrine on an exclusive, worldwide basis for ten years or, if later, the expiration of any patent covering either the compound or the marketed product, currently 2023. At the end of the term, Neurocrine will be deemed to have a fully-paid, royalty-free license to the compound and the marketed product. During the term of the agreement, we are entitled to receive a royalty equal to 3.5 percent of net sales for the later of the expiration of the Wyeth patents covering indiplon in such country and a period of the first ten years post launch in a given market, if any, and additional net milestone payments of $1.5 million upon FDA approval. As noted below, the royalty term has been expanded to include Neurocrine patents covering indiplon. During 2004, we received $2.0 million from Neurocrine for the milestone due upon NDA filing.

Neurocrine is responsible for the research, development and commercialization of indiplon. We have the right to terminate our agreement with Neurocrine, with regard to the entire territory, if Neurocrine terminates the research and development program or halts the research and development program for six months or longer within the U.S., other than for reasons relating to regulatory constraints. Likewise, if Neurocrine halts, for six months or longer, or terminates the research and development program in any other country, we have the right to terminate the agreement with respect to that country. If we terminate the agreement due to an uncured breach by Neurocrine, it must transfer to us all information and know-how related to indiplon or the marketed product, and all governmental filings and approvals.

In February 2004, we reorganized our sublicense agreement with Neurocrine in respect to indiplon. As part of the reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon entered into between Wyeth and DOV in 1998. The restated sublicense agreement with Neurocrine expands the royalty term to include the life of Neurocrine patents as well as Wyeth patents covering indiplon. The revised agreement allows Neurocrine to pay to us royalty payments that are 3.5 percent of net sales, and milestone payments net of those amounts that would be owed by DOV to Wyeth. In addition, the first milestone payment to Wyeth of $2.5 million upon an NDA was changed to $1.0 million upon an NDA filing and $1.5 million upon an NDA approval. Thus, the net milestones payable to DOV is $2.0 million upon an NDA filing (which was paid in December 2004) and $1.5 million upon an NDA approval.

XTL Development, Inc.

On January 15, 2007, we entered into an agreement with XTL in which we granted XTL the exclusive right to develop products incorporating bicifadine for the treatment of human diseases, disorders and conditions, except for treatment of symptoms in certain areas of women’s health. We received an up-front payment of $6.5 million, of which $5.0 million was paid to Wyeth as a result of the acceleration of a milestone payable pursuant to our agreement with Wyeth. We also paid to Elan $500,000 pursuant to our agreement with them.  Additionally, XTL was required to make a $1.0 million payment to DOV within 30 days if we successfully transferred to XTL an existing investigational new drug application and certain program documentation relating to bicifadine. Such transfers were recently completed and XTL made such payment to us in February 2007.  Total up-front and milestone payments by XTL under the agreement could exceed $130.0 million if all milestones are achieved, with escalating low double-digit royalties on annual net sales of bicifadine.  At its election, XTL may make certain non-royalty payments, including milestone payments, to us in shares of freely tradeable stock of XTL’s parent company, XTL Biopharmaceuticals Ltd. XTL will fund future research, development, manufacturing and commercialization costs of bicifadine.

Merck & Co.

On August 5, 2004, we entered into an agreement with Merck for the worldwide development and commercialization of DOV 21,947 for all therapeutic indications and of DOV 216,303 for the treatment of depression, anxiety and addiction. Additionally, Merck obtained rights of first offer and refusal regarding a licensing agreement for DOV 102,677 under certain circumstances and for additional consideration. Merck assumed financial responsibility for development and commercialization of a product containing at least one of the licensed compounds. The parties agreed to work together to clinically develop licensed product and we have reserved the right to co-promote the sales of product in the U.S. to psychiatrists and other specialists who treat depression. The license agreement was terminated by the parties effective December 6, 2006.   As a result of this termination, we regained all rights to the compounds, including the use of results of studies performed by Merck. There were no payments due to or from Merck upon this termination.

Under the agreement, we received a $35.0 million up-front licensing payment. In addition, we could have received as much as $300.0 million for achieving certain clinical development and regulatory milestones for multiple territories and approval of two indications, and up to $120.0 million upon achievement of certain sales thresholds. Merck assumed responsibility for the development, manufacturing and commercialization of DOV 21,947 and agreed to pay us royalties on worldwide sales, if any, which increased based upon certain sales thresholds.

In August 2005, we announced that our license agreement with Merck for DOV 21,947 and DOV 216,303 had been amended. The milestones, royalties and business terms originally established in the August 2004 license agreement were retained in full along with DOV’s co-promote rights. The amendment transferred to us from Merck certain development contemplated by the license agreement. It also permitted expansion of the parties’ relationship to include an additional TRI from the DOV preclinical pipeline for inclusion in the original license agreement with no additional up-front payment. If the DOV studies for DOV 21,947 were successful, we may have been reimbursed by Merck for pre-agreed expenses and may have received a success premium. Subsequently, we may have received payment for achievement of certain clinical development and regulatory milestones pursuant to the existing agreement. Both parties retained certain termination rights.

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

Pursuant to the termination agreement, we paid $5.0 million to a subsidiary of Elan in respect of its 17 percent equity stake in the joint venture. We agreed to indemnify Elan and its affiliates, subject to certain limitations, for claims arising from the past, present and any future activities of the joint venture companies, including activities related to the conduct of the joint venture's clinical trials. Each party waived any rights and released the other parties from any claims arising under certain of the principal joint venture agreements. Elan granted to Nascime, now wholly owned by us, a new non-exclusive, royalty-free, perpetual, worldwide license to make and sell the two product candidates in controlled release formulations using the Elan intellectual property licensed to the joint venture, including that developed during the venture. In connection with the license grant, Elan will be entitled to receive up to an aggregate of $3.0 million when the products are licensed or come to market, of which $500,000 was paid in January 2007 as a result of the sublicense agreement with XTL. In 2006, we transferred the intellectual property held by Nascime to us and dissolved Nascime.

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

Patents and Intellectual Property Protection

We seek to protect our rights in the compounds, formulations, processes, therapeutic uses, technologies and other valuable intellectual property invented, developed, licensed or used by us through a number of methods, including the use of patents, patent extensions, license agreements and confidentiality agreements. We have or have licensed from others 12 issued U.S. patents that are in force.

In 2006, a U.S. patent was awarded to DOV covering a novel polymorphic form of bicifadine. Additional U.S. patent applications were filed in 2006 which claim compositions and methods for treating pain using this novel polymorphic form of bicifadine.

In 2002, 2003 and 2005, we filed U.S. patent applications claiming novel sustained release formulations of bicifadine, methods for sustained release delivery of bicifadine to treat pain, and therapeutic methods employing bicifadine to treat chronic pain (including chronic low back pain and other specific, chronic pain disorders).

In 2005, we filed a U.S. provisional application directed to therapeutic uses, compositions and methods employing bicifadine to treat neuropathic disorders, including neuropathic pain. This application was perfected in 2006 as regular U.S. utility and PCT patent applications.

Also in 2005, we filed two U.S. provisional applications directed to novel synthetic methods and intermediates for the production of bicifadine and related compounds, and these applications were consolidated and perfected in 2006 as U.S. regular utility and PCT patent applications.

In 2004, we filed a U.S. provisional patent application directed to the use of bicifadine for controlling fever and menopausal symptoms, including hot flashes. This application was perfected in 2005 as regular U.S. utility and PCT patent applications.

In 2005, we filed a U.S. provisional patent application directed to therapeutic uses, compositions and methods employing bicifadine to treat urological disorders, including urinary incontinence. This application was perfected in 2006 as U.S. regular utility and PCT patent applications.

DOV also retains U.S. patent rights protecting the use of bicifadine and DOV 216,303 for the treatment of addictive disorders through December 2018.

Effective January 15, 2007, XTL has undertaken all patent and intellectual property prosecution relating to bicifadine at XTL’s expense.

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

In 2006, we filed a U.S. provisional patent application directed to novel salts and co-crystals of pyrazolopyrimidines, including indiplon and ocinaplon, which patent application also presents claims to methods and compositions for producing salts and co-crystals of pyrazolopyrimidines.

In December 2000, a patent issued covering the compound formulation of DOV diltiazem. This patent is due to expire in April 2018.

In April 2002, a U.S. patent was issued claiming the composition of matter, use and methods of treatment and manufacture for DOV 21,947, a triple uptake inhibitor under development for the treatment of depression. This patent is due to expire in January 2021. In 2006 a US continuation patent issued to DOV covering methods for treating anxiety, eating disorders including excessive appetite and obesity, and other conditions using DOV 21,947. We currently have pending US utility and PCT patent applications claiming novel polymorphic forms of DOV 21,947, as well as related compositions and treatment methods employing these novel polymorphic forms of DOV 21,947.

Between 2003 and 2006, five patents have issued covering the composition of matter, uses and methods of manufacture of DOV 102,677, our candidate for the treatment of indications including alcohol abuse, alcoholism, Parkinson’s disease, restless leg syndrome, and attention deficit disorder. This patent will expire in 2023. In 2006, we received a Notice of Allowance on a U.S. patent directed to methods for production of DOV 102,677, which patent is scheduled to issue in the near future.

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

In February, 2004, we reorganized our exclusive license agreement with Wyeth and, in December 2006, we entered into three separate and distinct license agreements with Wyeth that together modified the terms of the existing licenses. Under the amended licensing arrangements, we gained an exclusive license to certain additional Wyeth intellectual property to allow us to develop products incorporating the three compounds for the treatment of human diseases, disorders and conditions except for the treatment of vasomotor symptoms in certain areas of women’s health. We granted to Wyeth an exclusive license to certain DOV intellectual property to allow Wyeth to develop products incorporating the three compounds for the treatment of vasomotor symptoms in those areas of women’s health, provided that the parties agreed to negotiate to jointly develop and commercialize any such products. Pursuant to the agreements, we are obligated to pay Wyeth royalties of 3.5 percent of net sales for ocinaplon and DOV 216,303 and 5.0 percent of net sales for bicifadine, and milestones of $2.5 million each for ocinaplon and DOV 216,303 and $5.0 million for bicifadine upon NDA filing, and $4.5 million each for bicifadine, ocinaplon and DOV 216,303 upon a NDA approval. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5 percent should we partner or sublicense that compound. In addition, should we partner or sublicense a compound, the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering. Upon sublicensing bicifadine to XTL in January 2007 and DOV 216,303 to Merck in August 2004, we have paid the $5.0 million and $2.5 million due upon the acceleration of the milestones due upon a NDA filing for bicifadine and DOV 216,303, respectively. In addition, we are obligated to pay milestones of $2.25 million upon NDA (or equivalent) approval in the United States, Europe or Japan for any product containing DOV 21,947 or DOV 102,677, but only if such milestone becomes payable prior to payment of the $4.5 million milestone payable on an NDA (or equivalent) approval for DOV 216,303. Any milestone payments made with respect to DOV 21,947 or DOV 102,677 reduce, dollar-for-dollar, DOV's $4.5 million milestone obligation for DOV 216,303.

As part of the February 2004 reorganization, Neurocrine acquired Wyeth’s interest under the license covering indiplon, with the result that the 2.5 percent royalty payable by us to Wyeth and the $2.5 million in milestones was eliminated. Accordingly, the reorganization with Neurocrine allows Neurocrine to pay to us royalty and milestone payments net of those that would be owed by us to Wyeth, or 3.5 percent on worldwide net sales, if any, and a $1.5 million milestone upon NDA approval.

If Wyeth terminates a license upon an uncured breach by us, and by Neurocrine under the standby license, we must transfer to Wyeth all information, data and know-how relating to the products and any government authorizations, in addition to our rights derived from our sublicensees with regard to the products. The agreements expire as to each compound for the later of the expiration of the Wyeth patents in such country and a period of ten years following the launch of each compound in each country. Upon such expiration, with respect to each country we will have a fully paid, royalty-free license with the right to make, use or sell the compounds without any further monetary obligation to Wyeth.

Elan. On October 21, 2003, in connection with termination of the joint venture with Elan, Elan granted to Nascime Limited, our former joint venture operating company, now wholly owned by us, a non-exclusive, royalty-free, perpetual, worldwide license to make and sell controlled release formulations of ocinaplon and bicifadine using the Elan intellectual property licensed to the joint venture, including that developed during the venture. We are required to pay Elan milestones, amounting to $1.0 million for ocinaplon and $0.5 million for bicifadine upon license of the products to a third party for development or commercialization, and additional equal amounts upon commercial launch, or an aggregate of $3.0 million upon commercial launch of both products if we do not license the products to a third party. The Elan intellectual property under license includes certain Elan know-how and all Elan patents owned, licensed or controlled by Elan subsequent to the license agreement. In 2006, we transferred the intellectual property held by Nascime to us and dissolved Nascime.

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

Marketing and Sales

We have no marketing, sales or distribution capabilities. We will need to either acquire or internally develop sales and distribution capabilities, or make arrangements with third parties to perform these services for us, in order to commercialize any of our product candidates.

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

Once Phase III trials are completed, drug developers submit the results of preclinical studies and clinical trials to the FDA, in the form of a NDA, for approval to commence commercial sales. In response, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not meet regulatory approval criteria. This is the registration process. FDA approval may not be granted on a timely basis, or at all. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product. Similar regulatory procedures must also be complied with in countries outside the U.S.

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

Competition

The pharmaceutical industry is highly competitive and marked by a number of established, large pharmaceutical companies, as well as smaller emerging companies, whose activities are directly focused on our target markets and areas of expertise. Many of our competitors possess greater financial, managerial and technical resources and have established reputations for successfully developing and marketing drugs, all of which put us at a competitive disadvantage. We face and will continue to face competition in the discovery, in-licensing and development of our product candidates, which could severely impact our ability to generate revenue or achieve significant market acceptance of our drug candidates. Furthermore, new developments occur in the pharmaceutical industry at a rapid pace. These developments may render our product candidates or technologies obsolete or noncompetitive.

We have four product candidates undergoing DOV-driven or collaborative clinical development addressing four different and substantial pharmaceutical markets. Competition in these markets includes the following drugs and pharmaceutical companies:

Insomnia Market

Indiplon would compete in the sedative and hypnotic market. Ambien® , Sonata ® , Lunesta ® , and Rozerem® are already marketed for the treatment of insomnia by Sanofi-Aventis, King Pharmaceuticals, Inc., Sepracor, Inc., and Takeda Pharmaceutical Company, respectively. Recently, in anticipation of the near-term generic entrant of Ambien ® or zoplidem, Sanofi-Aventis launched a controlled-release formulation of Ambien ® called Ambien CR ® . H. Lundbeck A/S and Merck are developing gaboxadol, a GABA agonist, for sleep disorders, which is currently in Phase III clinical trials. Somaxon Pharmaceuticals is developing doxepine, a H1 antagonist, for the treatment of insomnia, which is currently in Phase III clinical trials.

Pain Market

Bicifadine would compete in the analgesic market. The two principal classes of pain treatments, as defined by IMS, are the antiarthritic class and the analgesic class. Due to the incidence and prevalence of pain, both classes have a very large volume in sales and in total prescriptions.

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

Depression Market

DOV 21,947 and 216,303 would compete in the antidepressant market, which is dominated by SSRIs and SNRIs that comprise nearly 80 percent of the antidepressant market. Significant SSRI market positions are held by Zoloft, marketed by Pfizer, Celexa and Lexapro®, marketed by Forest Laboratories, Inc., and Paxil, marketed by GlaxoSmithKline. SNRI market leaders include Effexor, marketed by Wyeth, and Cymbalta, marketed by Eli Lilly and Co., which is also co-promoted for neuropathic pain. In 2005 IMS estimated that the SSRI and SNRI markets combined totaled $10.2 billion.

Alcohol Abuse

DOV 102,677 would compete in the alcohol abuse market. Both Vivitrol, approved in April 2006 and marketed by Cephalon and Alkermes and Campral®, marketed by Forest, compete in the alcohol abuse market. Alcohol abuse is an underserved space, met by a general lack of effective treatments. The most recent alcohol use and abuse study conducted by the U.S. Department of Health and Human Services, “The 2001 National Household Survey on Drug Abuse”, estimates that approximately 14 million Americans meet the diagnostic criteria for alcohol abuse or alcoholism.

Employees

As of March 19, 2007, we had 41 full-time employees, 15 of which hold Ph.D., M.D. or equivalent degrees. None of our employees are represented by a collective bargaining arrangement, and we believe the relationship with our employees is good.

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

Arnold S. Lippa, Ph.D. is a co-founder of DOV and served as our chief executive officer from April 1995 through June 2005. Since our inception in April 1995, Dr. Lippa has served as our chairman of our board of directors and since July 2005, serves as our executive chairman of our board of directors. Dr. Lippa also currently serves as chairman of Xintria Pharmaceutical Corporation, as senior managing director of Aurora Capital LLC and as manager of Atypical BioCapital Management LLC, Atypical BioVentures LLC and T Morgen Capital LLC. Prior to 1985, he served as Director of Molecular Neurobiology and held other positions at American Cyanamid. In addition, Dr. Lippa has consulted for various pharmaceutical and biotechnology companies and has been a graduate faculty professor at the New York University School of Medicine and the City University of New York.

Website Availability of Reports

Our Internet website address is http://www.dovpharm.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Our Corporate Information

We were incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000. Our principal executive office is located at 150 Pierce Street, Somerset, NJ 08873. The telephone number of our principal executive office is (732) 907-3600.

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

At December 31, 2006, we had cash and cash equivalents and marketable securities of $42.3 million. Pursuant to the recent consummation of the Exchange Offer, we have paid out $14.3 million and incurred substantial fees and expenses. We have also paid out an additional $2.5 million to repay the remaining outstanding debentures. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses, interest payments on our debt obligations and capital requirements until December 31, 2007. We will require additional funding to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We intend to raise additional capital in 2007 through public or private financing or collaborative agreements; however, if adequate funds are not available to us as we need them, we will be required to curtail significantly or eliminate at least temporarily one or more product development programs. These matters raise substantial doubt over our ability to continue as a going concern.

Failure to obtain approval by our shareholders of an increase in our authorized shares of common stock will result in dilution to shareholders as well as a retained liquidation preference to our series c convertible preferred stockholders.

In connection with the consummation of the Exchange Offer described under Part I of this Form 10-K, we made an aggregate cash payment of $14.3 million and issued 539,784 shares of convertible preferred stock, representing 79.4% of the Company’s outstanding common stock on an as-converted basis, in exchange for $67.5 million of our Debentures. In the event our common stockholders fail to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock, existing stockholders will begin to experience additional dilution beginning on the date that is 45 days following the date that the SEC informs us that it has no further comments on the proxy statement filed by us in connection with the proposed increase of the number of authorized shares of our common stock. This additional dilution will be caused by an increase in the conversion ratio of 1% per week subject to a maximum increase of 50% which will increase the number of shares of common stock issuable upon conversion of each share of convertible preferred stock, thus increasing the percentage of the Company owned by the holders of convertible preferred stock on an as converted basis. In the event the Company’s common stockholders never approve the amendment and the conversion ratio increased until it reached the maximum limit, current holders of common stock’s ownership interest in the Company would decrease from 20% to approximately 14.7%, without giving effect to outstanding options and warrants.

Senior Status of Series C Convertible Preferred Stock in Liquidation Will Remain: In the event the amendment to the Company’s Certificate of Incorporation to increase the authorized common stock is not approved, the series C convertible preferred stock will remain outstanding and such shares will remain senior to the common stock and the series D convertible preferred stock in a liquidation of the Company. Accordingly, a holder of common stock or series D convertible preferred stock will not receive any proceeds in connection with a liquidation of the Company unless and until the holders of series C convertible preferred stock receive their full liquidation preference of $44 million. Accordingly, holders of common stock and series D convertible preferred stock would only receive proceeds in a liquidation in the event the full amount of such liquidation preference is paid to the holders of series C convertible preferred stock.

New Class of Common Stock: Holders of a majority of each series of the convertible preferred stock will also have the right to request that the Board approve and submit to stockholders for approval, an amendment to the Company’s Certificate of Incorporation to provide for a new class of common stock into which the new series of convertible preferred stock would then be convertible based upon the conversion ratio for the existing common stock described above. The new class of common stock will have certain rights that are superior to the existing common stock.

Mandatory conversion of our series C convertible preferred stock will result in dilution to our common stockholders and may cause our common stock’s price to decline.

In the event the amendment to increase the authorized common stock is approved, the shares of series C convertible preferred stock will automatically convert into common stock on the earlier to occur of (i) the date that is thirty (30) days following the filing of the amendment to our Certificate of Incorporation with the Secretary of the State of Delaware to increase our authorized common stock, and (ii) the date that we consummate a financing through the issuance of our equity or long term debt securities in which the gross proceeds to the Company are at least $5 million, provided that the foregoing amendment to our Certificate of Incorporation has been filed. In the event the amendment to increase authorized common stock is approved, the number of shares of common stock outstanding will increase by 84.0 million shares shortly following the approval. Sales of these additional shares of common stock, which generally will have no restriction on trading, may cause our common stock’s price to decline. In addition, future growth and increases in the value of the Company as a whole will be shared by a significantly larger number of shares of common stock.

In the event the amendment to the Company’s Certificate of Incorporation to increase the authorized common stock is approved, the mandatory conversion of the series C convertible preferred stock will also have the effect of removing the liquidation preference that holders thereof are entitled to. Accordingly, in the event the Company is liquidated, holders of common stock (including common stock issued upon the mandatory conversion of the series C convertible preferred stock) and holders of the series D convertible preferred stock will share on a pari passu basis in any liquidation proceeds.

The delisting of our common stock from The NASDAQ Global Market will result in more limited trading opportunities for holders of our common stock, increased volatility and additional difficulty in raising capital in the future if needed.

Our common stock is no longer traded on The NASDAQ Global Market. Instead, it is currently quoted on the Pink Sheets and may, in the future, be traded on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers. Although these trading venues offer holders of our common stock the opportunity to trade, it is likely that our stock price will be highly volatile. Moreover, it is unlikely that any significant long-term institutional holdings will develop through these trading venues. Trading on the Pink Sheets and the OTC Bulletin Board will also likely present additional difficulties in the event we need to raise additional capital in the future as most institutions prefer to invest in a common stock that is traded on a national securities exchange.

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

•	business or legal developments concerning our collaborators, licensors or licensees, including XTL, Neurocrine and Wyeth;

•	developments or disputes concerning patents or other proprietary rights;

•	changes in estimates or recommendations by securities analysts;

•	public concern over our drugs that treat CNS disorders, including any drugs that we may develop in the future;

•	litigation;

•	general market conditions;

•	changes in the structure of health care payment systems;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results and financial position; and

•	changes in senior management.

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

Since our inception in April 1995 through December 31, 2006, we have incurred significant operating losses and, as of December 31, 2006, we had an accumulated deficit of $191.7 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses may increase in the foreseeable future as we:

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

None of our product candidates are currently approved for sale by the FDA, or by any other regulatory agency in the world, and our product candidates may never be approved for sale or become commercially viable. Before obtaining regulatory approval for the sale of our product candidates, they must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. Our success will depend on the success of clinical trials that have not yet begun. There are a number of difficulties and risks associated with clinical trials including, but not limited to, the possibilities that:

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

In October 2003, the FDA placed the start of our Phase III clinical trial of ocinaplon, our anti-anxiety product candidate, on hold and requested that we produce additional safety information. We supplied this information to the FDA and with FDA concurrence initiated a Phase III clinical trial in the fourth quarter of 2004. In August 2005, we announced that we had suspended the trial due to a recent occurrence of enzyme elevations in liver function tests, or LFTs, for one subject in the trial and, following our trial report to the FDA, the agency joined in the clinical hold. We have since evaluated the safety findings from all subjects in ocinaplon clinical trials. During this study the overall incidence of an elevation in liver enzymes greater than three times normal was eight percent. Based upon these data, we discontinued the development of ocinaplon for GAD.

In April and May 2006, we announced the results of our Phase III clinical trial of bicifadine for the treatment of chronic lower back pain, CLBP, study 020.  Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study at any of the three doses tested.  In October 2006, we announced the interim results of our second Phase III clinical trial of bicifadine for CLBP, study 021. Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study and we therefore stopped the dosing in this study. We also recently stopped the dosing in the long-term safety trial, study 022. Following the execution of our sublicense agreement with XTL for bicifadine, we are required to perform certain transition activities relating to bicifadine. We anticipate this process will take several months and is expected to be completed in the second quarter of 2007.

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

On May 18, 2006, we reduced our workforce to 74 employees from 111 employees in order to lower our cost structure as part of a reorganization of operations and to appropriately align our operations with its current stage of drug development and research. This reduction in force was made as a result of the postponement by us of certain clinical trials and other development activities for bicifadine. In October 2006, we announced the interim results of our second Phase III clinical trial of bicifadine for CLBP, study 021. Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study and we therefore stopped the dosing in this study. We also recently stopped the dosing in the long-term safety trial, study 022. In addition, our sublicense of bicifadine to XTL in January 2007 resulted in the further reduction of the time and resources necessary for the development of bicifadine. Once the transition activities required under our sublicense agreement for bicifadine are complete, we may determine to further reduce our workforce.  Any reduction in workforce is accompanied by risk of litigation, which if initiated or successful, could harm our business and financial position.

 We have experienced a substantial decline in our workforce and we may continue to experience such declines given the uncertainty of our current business situation. Further reductions could hinder our ability to efficiently complete regulatory closeouts of our clinical studies or transact discussions with potential partners.

From June 2006 through March 19, 2007, our workforce has declined to 41 employees from 74 employees. With the uncertainty of our business situation we expect to have further declines. With the employee base that we currently have, we believe we will complete the transition activities required under our sublicense agreement with XTL for bicifadine in the second quarter of 2007. The decline in our workforce has hindered us from initiating any additional clinical studies with our reuptake inhibitors and any further reductions in workforce will not only result in further delays in initiating clinical studies but could also result in increased costs associated with hiring outside consultants to complete ongoing work.

We may not receive regulatory approvals for our product candidates, approvals may be delayed or the approvals we receive may not be sufficient to fulfill our current goals for our product candidates.

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and commercialization of our product candidates and in our ongoing research and development activities. Our partner Neurocrine filed two NDAs for indiplon for the treatment of insomnia in April and May 2005. The FDA issued an approvable letter for the 5 mg and 10 mg IR formulation and a non-approvable letter for the 15 mg MR formulation in May 2006. Neurocrine announced in January 2007 that it plans to resubmit its NDA for indiplon capsules by the end of the second quarter of 2007. All our other product candidates are in various stages of research and development and we have not yet requested or received regulatory approval to commercialize any product candidate from the FDA or any other regulatory body.

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

Our efforts to develop, obtain regulatory approval for and commercialize our existing and any future product candidates depend in part upon the performance of our licensees and collaborative partners. Currently, we have license and collaborative agreements with XTL, Neurocrine and Wyeth. If DOV at any time becomes insolvent or commits actions for bankruptcy, the license for our compounds with Wyeth may be terminated and thus we may not have any remaining economic interest in the compounds. In addition, if at any time we become insolvent or commit actions for bankruptcy, the licenses for certain technology that we have with certain of our partners may be terminated. In connection with certain of these agreements, we have granted certain rights, including development and marketing rights and rights to defend and enforce our intellectual property. We do not have day-to-day control over the activities of our licensees or collaborative partners and cannot assure you that they will fulfill their obligations to us, including their development and commercialization responsibilities in respect of our product candidates.

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

From January 1999 until October 2003, Elan Corporation plc (“Elan”) and we were engaged in developing controlled release formulations of bicifadine and ocinaplon pursuant to our joint venture. In October 2003, we acquired from Elan 100% ownership of Nascime, the joint venture's operating subsidiary, and the product candidates bicifadine and ocinaplon. This acquisition ended our involvement with Elan in the nearly five-year joint venture. In March 2003, we and Biovail Laboratories, Inc. terminated our collaboration for DOV diltiazem and in December 2006, we and Merck, Inc. terminated our collaboration for DOV 21,947 and DOV 216,303.

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

Because some of our product candidates are protected by patents with respect to some of our product candidates that have expired or will expire in the near term, we may be required to rely solely on the Hatch-Waxman Act for market exclusivity.

A number of patents that we licensed from Wyeth have expired, including certain composition of matter patents that provide protection for the use of DOV 216,303 for the treatment of depression, and the use of bicifadine for the treatment of pain. Patents protecting intermediates useful in the manufacture of ocinaplon are due to expire in 2007. The numerous patent applications pending and others in preparation covering our compounds, even if filed and approved, may not afford us adequate protection against generic versions of our product candidates or other competitive products. In the event we achieve regulatory approval to market any of our product candidates and we are unable to obtain adequate patent protection for the ultimate marketed product, we will be required to rely to a greater extent on the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity. The Hatch-Waxman Act generally provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting filing of an abbreviated NDA, or ANDA, by a generic competitor for up to five years after the drug is first approved. The Hatch-Waxman Act, however, also accelerates the approval process for generic competitors using the same active ingredients once the period of statutory exclusivity has expired. It may also in practice encourage more aggressive legal challenges to the patents protecting approved drugs. In addition, because some of our patents have expired, third parties may develop competing product candidates using our product compounds and if they obtain regulatory approval for those products prior to us, we would be barred from seeking an ANDA for those products under the Hatch-Waxman Act for the applicable statutory exclusivity period.

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

We have not been able to fully utilize our new corporate headquarters, and as a result, our overhead expenses have increased.

In February 2006, we committed to a ten-year operating lease for a 133,686 square foot facility in Somerset, New Jersey. This facility has served as our corporate headquarters and principal place of business since June 2006. This new facility has office and laboratory space and results in a higher level of fixed overhead. As a result of the failure of the Phase III bicifadine clinical studies 020 and 021, the stoppage of 022 and the sublicensing of bicifadine to XTL, for the foreseeable future we will not utilize the full capacity of the facility and there can be no assurance that we will ever operate the facility efficiently. The annual lease payments on this facility are $2.8 million.

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

We are focused on developing product candidates for the treatment of central nervous system disorders. We have a number of competitors. If one or more of their products or programs are successful, the market for our product candidates may be reduced or eliminated. Compared to us, many of our competitors and potential competitors have substantially greater:

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

Our product candidates and the technologies we use in our research may inadvertently infringe the patents or violate the proprietary rights of third parties. In addition, other parties conduct their research and development efforts in segments where we, or our collaborators or licensees, focus research and development activities. We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us, or our collaborators or licensees, with respect to technologies used in potential product candidates. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. In addition, any patent claims brought against our collaborators or licensees could affect their ability to carry out their obligations to us. Furthermore, if a patent infringement suit is brought against us, or our collaborators or licensees, the development, manufacture or potential sale of product candidates claimed to infringe a third party’s intellectual property may have to stop or be delayed, unless that party is willing to grant certain rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our product candidates. We may not, however, be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we, or our collaborators or licensees were able to obtain rights to a third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently lease and occupy an approximately 133,686 square foot facility in Somerset, New Jersey which serves as our corporate headquarters and principal place of business. This facility has laboratory and office space.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the Pink Sheets under the symbol DOVP.PK.

Year 2005
First Quarter	$18.40	$12.79
Second Quarter	19.37	13.57
Third Quarter	21.49	14.66
Fourth Quarter	17.02	13.63

Year 2006
First Quarter	$19.93	$14.07
Second Quarter	16.80	1.85
Third Quarter	2.54	0.75
Fourth Quarter	0.94	0.22

Year 2007
First Quarter (through March 15, 2007)	$0.57	$0.21

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return data for our common stock since April 24, 2002 (the date on which our common stock was first registered under section 12 of the Exchange Act) to the cumulative return over such period of the (i) NASDAQ Stock Market (U.S.) Index, and (ii) NASDAQ Biotechnology Index.

The graph assumes that $100 was invested on April 24, 2002, the date on which our stock was first sold to the underwriters on the date of our initial public offering at a per share price of $13.00.

COMPARISON OF CUMULATIVE TOTAL RETURN
FROM APRIL 24, 2002, TO DECEMBER 29, 2006

	4/2002	12/2002	12/2003	12/2004	12/2005	12/2006
DOV Pharmaceutical, Inc.	100.0	52.3	102.8	138.8	129.0	2.1
NASDAQ Stock Market (U.S.)	100.0	75.6	112.7	122.4	126.3	134.9
NASDAQ Biotechnology Index	100.0	71.4	104.2	110.5	113.7	113.7

As of March 15, 2007, there were approximately 11 stockholders of record of our common stock. We cannot estimate with any confidence or accuracy how many beneficial owners are represented by the stockholders of record.

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

The following tables present selected financial data at and for the years ended December 31, 2002, 2003, 2004, 2005 and 2006. The statement of operations data for the years ended December 31, 2004, 2005 and 2006, and the balance sheet data at December 31, 2005 and 2006, have been derived from our audited financial statements included in Part II, Item 8 in this Form 10-K. The balance sheet data as of December 31, 2002, 2003 and 2004 and the statements of operations data for the year ended December 31, 2002 and 2003, have been derived from our audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	2002	2003	2004	2005	2006
Statement of Operations Data:	(in thousands, except per share data)
Revenue	$2,390	$2,969	$2,542	$8,647	$25,951
Operating expenses:
License expense	—	1,000	2,500	—	—
Research and development expense	10,311	22,684	24,764	53,983	42,800
General and administrative expense	3,903	5,173	6,360	9,110	20,541

Loss from operations	(11,824)	(25,888)	(31,082)	(54,446)	(37,389)
Loss in investment in DOV Bermuda	(1,017)	—	—	—	—
Interest income	1,067	851	934	3,712	2,894
Interest expense	(2,017)	(2,947)	(2,954)	(2,502)	(4,008)
Debt conversion and other income (expense), net	(3,029)	1,104	(8)	(5)	(5,612)

Net loss before tax	(16,820)	(26,880)	(33,110)	(53,241)	(44,115)
Income tax benefit	—	149	189	273	5,747

Net loss	$(16,820)	$(26,731)	$(32,921)	$(52,968)	$(38,368)
Basic and diluted net loss per share	$(1.47)	$(1.73)	$(1.67)	$(2.32)	$(1.55)

Weighted average shares used in computing basic and diluted net loss per share	11,440,731	15,489,426	19,729,765	22,837,265	24,703,333

	As of December 31,
	2002	2003	2004	2005	2006
Balance Sheet Data:	(in thousands)
Cash and cash equivalents and marketable securities	$60,346	$52,162	$132,222	$97,552	$42,292
Working capital (1)	54,114	46,516	91,334	78,516	21,137
Total assets	66,150	53,852	136,723	102,187	50,361
Short-term debt	—	—	—	—	16,022
Long-term debt	13,800	14,886	65,000	80,000	53,978
Accumulated deficit	(40,665)	(67,396)	(100,317)	(153,285)	(191,653)
Total stockholders' (deficit) equity	40,759	35,905	27,936	(19,301)	(29,634)

(1) Represents current assets less current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity/Going Concern

In 2004 and 2005, we issued a total of $80.0 million of debentures of which $70.0 million in aggregate principal amount remained outstanding as of December 31, 2006. Effective at the opening of business on October 27, 2006, our common stock was delisted from The NASDAQ Global Market because we did not meet the aggregate market value of listed securities requirement of Marketplace Rule 4450(b)(1)(A). The delisting of our common stock from The NASDAQ Global Market constituted a “fundamental change” under the Indenture. As a result, we were obligated to make an offer to repurchase to all holders of the debentures under the Indenture at a price of $1,012.50 per $1,000 principal amount, representing such principal amount plus $12.50 of accrued but unpaid interest thereon (the “Offer to Repurchase”).

The Offer to Repurchase expired in January 2007. Through the expiration of the Offer to Repurchase, we received tenders of debentures in the aggregate principal amount of $67.8 million, representing approximately 96.9% of the $70.0 million in aggregate principal amount of outstanding debentures. Upon the expiration of the Offer to Repurchase, we did not have the capital necessary to pay the aggregate purchase price of approximately $68.7 million for the Debentures that were tendered. As a result, no debentures were accepted for payment in connection with the Offer to Repurchase, and all of the debentures were returned to the holders and remained outstanding. Our failure to pay for the debentures tendered for repurchase in the Offer to Repurchase constitutes an “event of default” under the Indenture, which could have resulted in the exercise of available remedies by the Trustee or the bondholders under the Indenture and/or applicable law. In particular, the Trustee or holders of at least 25% in aggregate principal amount of the debentures could have declared due and payable 100% of the principal amount of the debentures, plus any accrued and unpaid interest thereon, and each holder of a Debenture who tendered had the right under the terms of the Indenture to payment of the purchase price for such Debenture in connection with the Offer to Repurchase.

Recent Event. In March 2007, we consummated an Exchange Offer pursuant to which $67.5 million of the debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash. Additionally, the $2.5 million in principal amount of Debentures that remained outstanding after the consummation of the Exchange Offer was recently accelerated by the majority holder of such Debentures in accordance with the Indenture governing the Debentures and, on March 29, 2007 we repaid such Debentures at par plus accrued interest. Although we estimate that we have remaining capital to fund operations through December 31, 2007, we will continue to have capital needs. We intend to raise additional capital in 2007 through public or private financing or collaborative agreements; however, if adequate funds are not available to us as we need them, we will be required to curtail significantly or eliminate at least temporarily one or more product development programs. These matters raise substantial doubt over our ability to continue as a going concern.

Overview

We are a biopharmaceutical company focused on the discovery, in-licensing and development of novel drug candidates for central nervous system, or CNS, disorders. Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of December 31, 2006, we had an accumulated deficit of $191.7 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

We anticipate that our quarterly results of operations will fluctuate for several reasons, including the timing and extent of research and development efforts, the timing and extent of changes to our employee base and infrastructure, the timing of milestone, license fee and royalty payments and the timing and outcome of regulatory approvals.

In pursuing our strategy, we enter into collaboration and/or license agreements with strategic partners from time to time. We currently have relationships with Neurocrine, XTL and Wyeth. In 1998, we sublicensed the worldwide development and commercialization of indiplon to Neurocrine in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine filed two NDAs for indiplon for the treatment of insomnia in April and May 2005. The FDA issued an approvable letter for the 5 mg and 10 mg IR formulation and a non-approvable letter for the 15 mg MR formulation in May 2006. Neurocrine plans to resubmit its NDA for indiplon capsules by the end of the second quarter of 2007. All descriptions of Neurocrine’s clinical development and clinical trial results for indiplon are based solely on Neurocrine’s public disclosures through March 19, 2007.

On August 5, 2004, we entered into an agreement with Merck for the worldwide development and commercialization of all indications for DOV 21,947 and certain indications for DOV 216,303 in exchange for a $35 million up-front payment and the right to receive further payments of up to $420.0 million upon the achievement of certain milestones and royalties based on product net sales, if any. As described below, this agreement was amended in 2005. The up-front payment was deferred and amortized to revenue over the estimated research and development period. On August 5, 2005, we amended our agreement with Merck such that we agreed to assume responsibility for certain development work for DOV 21,947, subject to reimbursement for certain of our development costs in certain circumstances. In December 2006, the amendment and original license agreement were terminated. Thus the remaining deferred revenue of $22.2 million was recognized in the fourth quarter of 2006 upon such termination. There were no payments due to Merck upon the termination of either the amendment or the original license agreement.

On January 15, 2007, we entered into an agreement with XTL relating to bicifadine. Under the agreement we granted XTL the exclusive right to develop products incorporating bicifadine for the treatment of human diseases, disorders and conditions, except for treatment of symptoms in certain areas of women’s health. We received an up-front payment of $6.5 million, of which $5.0 million was paid to Wyeth as a result of the acceleration of a milestone payable pursuant to our agreement with Wyeth.  In addition, we paid to Elan $500,000 pursuant to our agreement with them. Additionally, XTL was required to make a $1.0 million payment to DOV within 30 days if we successfully transferred to XTL an existing IND and certain program documentation relating to bicifadine. Such transfers were recently completed and XTL made such payment to us in February 2007.  Total up-front and milestone payments by XTL under the agreement could exceed $130.0 million if all milestones are achieved, with escalating low double-digit royalties on annual net sales of bicifadine.  XTL will fund future research, development, manufacturing and commercialization costs of bicifadine. As the up-front payment was not associated with continuing obligations from us, the payment will be recorded as revenue in the first quarter of 2007.

Our revenue has consisted primarily of license fees and milestone payments from our collaborative partners and licensees. We record revenue on an accrual basis when amounts are considered collectible. In accordance with EITF 00-21, we evaluate all new agreements to determine if they are a single unit of accounting or separable. Revenue received in advance of performance obligations, or in cases where we have a continuing obligation to perform services, is deferred and amortized over the performance period. Revenue from milestone payments that represent the culmination of a separate earnings process is recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. License and milestone revenue are typically not consistent or recurring in nature. Our revenue has fluctuated from year-to-year and quarter-to-quarter and this will likely continue. In 2007, our revenue is expected to reflect the up-front payment received from XTL on the licensing of bicifadine and the reimbursement for certain work and expenditures that we are incurring on their behalf.

Our operating expenses consist primarily of license expense, costs associated with research and development and general and administrative costs associated with our operations. Research and development expense consists primarily of compensation and other related costs of our personnel dedicated to research and development activities, clinical and preclinical trial expenses, including toxicology studies, costs of manufacturing clinical and preclinical trial materials, and professional fees related to clinical trials and patent strategy and prosecution. General and administrative expense consists primarily of the costs of our senior management, finance and administrative staff, business insurance, professional fees, including fees associated with investment bankers and lawyers engaged to advise us in relation to our debentures, and costs associated with being a public reporting entity. The recently consummated Exchange Offer effected a technical change of control and pursuant to the 2000 Plan, all outstanding options issued prior to January 2007 and restricted stock awards will be immediately accelerated. Thus the Company will recognize a non-cash compensation charge in the first quarter of 2007 of approximately $6.1 million.

It is not unusual for the clinical development of our types of products to each take five to ten years or more, and for total development costs for each to exceed $100 million. We are no longer responsible financially for the clinical programs for indiplon or for bicifadine, and we are unable to estimate the amount of expenditures necessary to complete any of such product candidates’ development. As of December 31, 2006, we had spent approximately $75.6 million on the development of bicifadine in connection with its clinical development programs. Additionally, we incurred $8.0 million in technology license fees for the two products and the Elan technology and $5.3 million on the acquisition of the remaining rights to these products from Elan as described below. As of December 31, 2006, we have incurred approximately $3.2 million, $3.7 million and $4.0 million in development expenses for DOV 21,947, DOV 216,303 and DOV 102,677, respectively. In 2007 our research and development expenses are expected to be reduced from 2006 and will be funded with our existing cash. For DOV 21,947, we intend to initiate a Phase I clinical trial in April 2007 and a Phase II clinical trial in July 2007. We intend to select an uptake inhibitor development candidate from our preclinical pipeline in early 2007, file an IND for the selected compound with the FDA in early 2008 and undertake the necessary expenditures to enable initiation of a Phase I clinical study in the first half of 2008.

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

Stock-based Compensation

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

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Results of Operations

Years Ended December 31, 2006 and 2005

Revenue. Our revenue for the year ended December 31, 2006 and 2005 was $26.0 million and $8.6 million, respectively including amortization of $26.0 million and $6.6 million in 2006 and 2005, respectively relating to the $35 million up-front fee we received on the signing of the license, research and development agreement for our collaboration with Merck. The up-front payment was deferred and amortized to revenue over the estimated research and development period. In December 2006, the amendment and original license agreement were terminated. Thus the remaining deferred revenue of $22.2 million was recognized during the fourth quarter of 2006 upon such termination. During the year ended December 31, 2005 we recorded a $2.0 million milestone payment under the Neurocrine agreement.

Research and Development Expense.  Research and development expense decreased $11.2 million to $42.8 million for the year ended December 31, 2006 from $54.0 million for the comparable period in 2005. The decrease in research and development expense is primarily associated with lower external development costs of $14.8 million and lower net office related expenses of $476,000 offset by increased payroll and payroll related expenses of $3.5 million, $409,000 in rent expense and $154,000 in professional fees. Included in the decrease in external development costs are decreases of $6.3 million for bicifadine, $4.7 million for our anti-anxiety compounds, $1.7 million for DOV 102,677, $1.2 million for DOV diltiazem, $243,000 for DOV 216,303 and $600,000 for our discovery and preclinical programs.  The increase in payroll and payroll related expenses is primarily the result of an increase in non-cash stock compensation of $2.9 million and an overall net increase in headcount as we expanded our operations in the first quarter of 2006. The net increase in rent is primarily related to our Somerset facility.

General and Administrative Expense. General and administrative expense increased $11.4 million to $20.5 million in the year ended December 31, 2006 from $9.1 million for the comparable period in 2005. The increase is primarily related to an increase of $7.5 million in payroll and payroll related expenses, $2.0 million in rent related to our Somerset facility, $827,000 in office and related expenses, $800,000 in broker fees and expenses in relation to the sale of our state operating losses, $261,000 for professional fees and $172,000 in marketing research expenses, offset by a decrease in travel and entertainment expenses of $179,000. The increase in payroll and associated overhead is primarily the result of an increase in non-cash stock compensation expense of $5.9 million for stock options and $1.2 million for restricted stock, an increase in severance obligations of $1.4 million for our then chief executive officer, Dr. Hudson, and our then general counsel, Mr. Horton, pursuant to their respective severance agreements offset partly by a decrease in severance obligation recorded in the comparable period in 2005 of $790,000 for our then chief executive officer, Dr. Lippa. Included in these non-cash compensation charges are charges of $4.3 million related to the acceleration of stock options and RSAs for Dr. Hudson and $1.1 million resulting from the acceleration of all outstanding stock options for Mr. Horton, pursuant to their respective severance agreements. The non-cash compensation charges are based on the fair value of the RSAs and options at the date of grant as opposed to current fair value. The increase in office and office related expenses is due primarily to increased facility build-out expenses, supplies and utilities related to our Somerset facility.

Interest Income. Interest income decreased $817,000 to $2.9 million in the year ended December 31, 2006 from $3.7 million in the comparable period in 2005 primarily due to lower average cash balances offset in part by a higher effective interest rate yield.

Interest Expense. Interest expense increased $1.5 million to $4.0 million in the year ended December 31, 2006 from $2.5 million in the comparable period in 2005. In the year ended December 31, 2006 and 2005 we incurred $1.9 million and $2.0 million in interest expense on the convertible debentures placed in December 2004 and January 2005. In addition, in the year ended December 31, 2006, we amortized $2.1 million of deferred issuance costs on our convertible subordinated debt due to the requirement that we offer to repurchase the obligations upon our delisting from NASDAQ. In 2005, we recorded $400,000 in amortization of deferred charges on this debt. Please refer to Note 7 of our financial statements included under Part II, Item 8of this Form 10-K.

Debt Conversion Expense and Other Expenses, net. On July 26, 2006, we exchanged an aggregate of 3,445,000 shares of our common stock for an aggregate of $10 million in original principal amount of our outstanding convertible debentures. As a result of the exchange, and as required by SFAS 84 “Induced Conversions of Convertible Debt” we recorded a $5.7 million non-cash charge related to the fair value of the additional shares issued to induce the exchange. Please refer to Note 7 of our financial statements included under Part II, Item 8 of this Form 10-K

Income Tax Benefit. In 2006 and 2005 we sold a portion of our previous years’ state net operating losses as part of the New Jersey Economic Development Authority technology business tax certificate program, thus recognizing a net income tax benefit of $5.7 million and $273,000, respectively.

Years Ended December 31, 2005 and 2004

Revenue. Revenue increased $6.1 million to $8.6 million in 2005 from $2.5 million in 2004. In 2005 and 2004, our revenue was comprised of $6.6 million and $2.4 million, respectively, of amortization of the $35.0 million fee we received on the signing of the license, research and development agreement for our collaboration with Merck. The up-front payment was deferred and amortized to revenue over the estimated research and development period. As of June 1, 2005, we revised this estimate to 72 months from 51 months and, accordingly, the amortization of the remaining balance beginning June 1, 2005 reflects this revised time period. This adjustment to the estimate for the development period was made as a result of the need to collect and assess additional clinical data, which has extended the total development timeline. In addition, in 2005 we recorded $2.0 million for the achievement of a milestone under the Neurocrine agreement described above. In 2004, we recorded $140,000 of contract services revenue associated with work we performed under the Merck collaboration.

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

General and Administrative Expense. General and administrative expense increased $2.7 million to $9.1 million in 2005 from $6.4 million in 2004. The increase was primarily attributable to an increase in compensation expense of $2.4 million and professional fees of $365,000. The increase in compensation expense is due primarily to $790,000 in severance expense related to the termination of employment of our co-founder Dr. Lippa, $809,000 in non-cash compensation expense related to the amortization of the restricted stock granted to Dr. Hudson upon his appointment as Chief Executive Officer in July 2005 and to Dr. Lippa, our former Chief Executive Officer, in May 2005 (please refer to note 11 of our financial statements included under Part II, Item 8 of this Form 10-K) and $497,000 related to compensation and related expenses of $323,000 as we increased our personnel to support our operations. Professional fees increased primarily due to an increase in consulting fees of $237,000 and in legal fees of $295,000.

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

Other Expense, net. Other expense, net was virtually unchanged from prior year.

Income Tax Benefit. In 2005 and 2004 we sold a portion of our previous years’ state net operating losses as part of the New Jersey Economic Development Authority technology business tax certificate program, thus recognizing an income tax benefit of $273,000 and $290,000, respectively. In 2004, taking into account the $35.0 million up-front fee we received on the closing of the license, research and development agreement for our collaboration with Merck, we generated taxable income for the 2004 tax year under the New Jersey alternative minimum assessment thus recognizing an income tax expense to $101,000.

Liquidity and Capital Resources

At December 31, 2006, our cash and cash equivalents and marketable securities totaled $42.3 million compared with $97.6 million at December 31, 2005. The decrease in cash balances at December 31, 2006 resulted primarily from cash used in operations of $51.5 million, the establishment of a letter of credit related to our new facility of $4.2 million and purchases of property and equipment of $1.1 million. At December 31, 2006, we had working capital of $21.1 million compared with working capital of $78.5 million at December 31, 2005. In March 2007, we consummated an Exchange Offer pursuant to which $67.5 million of the debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash. Additionally, the $2.5 million in principal amount of Debentures that remained outstanding after the consummation of the Exchange Offer was recently accelerated by the majority holder of such Debentures in accordance with the Indenture governing the Debentures and, on March 29, 2007, we repaid such Debentures at par plus accrued interest. Although we estimate that we have remaining capital to fund operations through December 31, 2007, we will continue to have capital needs. We intend to raise additional capital in 2007 through public or private financing or collaborative agreements; however, if adequate funds are not available to us as we need them, we will be required to curtail significantly or eliminate at least temporarily one or more product development programs. These matters raise substantial doubt over our ability to continue as a going concern.

Net cash used in operations during the year ended December 31, 2006 amounted to $51.5 million, as compared to $48.3 million in the same period of 2005. The increase in cash used in operations resulted primarily from the reduction in accruals and payables. Net non-cash expense (income) related to stock-based compensation, interest expense, debt conversion expense and depreciation and amortization expenses were $19.1 million in the year ended December 31, 2006 and $1.7 million in the comparable period in 2005. Non-cash amortization of premium paid on marketable securities was $255,000 and $1.3 million, net for the years ended December 31, 2006 and 2005, respectively.

Net cash provided by investing activities during the years ended December 31, 2006 and 2005 amounted to $76.6 million and $12.1 million, respectively. This fluctuation resulted primarily from the timing differences in investment purchases, liquidation of marketable securities to meet operating cash flow needs, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. In addition, cash provided by investing activities was decreased by the establishment of a letter of credit related to our new facility of $4.2 million.

Net cash provided by financing activities during the year ended December 31, 2006 was $1.5 million as compared to $15.6 million in the comparable period in 2005. Net cash provided by financing activities in the year ended December 31, 2005 was primarily related to net proceeds of $14.6 million from the issuance of $15.0 million of 2.5% subordinated convertible debentures in January 2005.

In February 2006, we committed to a ten-year operating lease for a 133,686 square foot facility in Somerset, New Jersey which now serves as our corporate headquarters and principal place of business, effective June 2006. This lease resulted in an increase to our annual occupancy costs as annual rent is $2.8 million, not taking into account expected revenue from a sublease, if any, of space excess to our current needs. In connection with this lease we have entered into a stand-by letter of credit facility for $4.2 million to serve as collateral for our performance under the lease and as such this cash is not available to us through March 2016.

Factors That May Affect Future Financial Condition and Liquidity

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least December 31, 2007. Our future capital uses and requirements depend on numerous factors, including:

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

In addition to the foregoing, our future capital uses and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates. Our sublicensee and collaborative partners, Neurocrine and XTL, may encounter conflicts of interest, changes in business or clinical strategy, or they may acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance.

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

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to December 31, 2006, are as set forth in the table that follows. The table below does not adjust for the Exchange Offer described in the Special Note Regarding DOV Pharmaceutical, Inc.’s Common Stock and 2.5% Convertible Debentures due 2025 in Part I of this Form 10-K.

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total (2)

Convertible subordinated debentures (1)(3)	$1,750,000	$3,500,000	$3,500,000	$92,822,917	$101,572,917
Operating leases	2,865,231	5,705,581	5,931,648	13,039,955	27,542,415
Other contractual liabilities(3)	702,200	229,500	—	—	931,700
Total	$5,317,431	$9,435,081	$9,431,648	$105,862,872	$130,047,032

(1)	Included are interest payments of approximately $1.8 million annually.

(2)
We have entered into contracts with investment bankers and a real estate broker. One of the contracts with an investment banker requires a monthly payment of $100,000, and both contracts will require substantial fees upon the successful closing of certain transactions in relation to either a restructuring of our obligations under our debentures, an acquisition of our assets or equity or the sublease of all or part of our existing facility. Other than the minimum contractual fees required under the contracts, these amounts have been excluded from the table as the costs are not quantifiable or certain at this time.

(3)
Upon the consummation of the Exchange Offer on March 15, 2007, described in the Special Note Regarding DOV Pharmaceutical, Inc.’s Common Stock and 2.5% Convertible Debentures due 2025 in Part I of this Form 10-K, we were obligated to pay a $1.0 million success fee to one of the investment bankers and have made a cash payment of $14.3 million and issued equity securities in full settlement of our obligations for $67.5 million in principal amount of outstanding debentures. Additionally, the $2.5 million in principal amount of Debentures that remained outstanding after the consummation of the Exchange Offer was recently accelerated by the majority holder of such Debentures in accordance with the Indenture governing the Debentures and, on March 29, 2007, we repaid such Debentures at par plus accrued interest. Thus, the total contractual obligations and the convertible subordinated debentures on a proforma basis for the Exchange Offer and this subsequent debenture repayment would be reduced to $45.3 million and $16.0 million, respectively, and the other contractual liabilities would be increased to $1.7 million.

The table above excludes future milestones and royalties (as summarized in the table below) that may be owed to Wyeth, Elan and Biovail under terms of existing agreements as payments are contingent upon future events. We do not expect to pay any royalties under these agreements in 2007.

	Milestone Payments
	NDA Filing		NDA Approval or Marketing Authorization	Upon License or Introduction to Market		Royalty/Payments on Net Sales, if Any
Bicifadine	$5,000,000	(1)	$4,500,000	$1,000,000	(1)	5.5%
DOV 21,947(2)	—		$2,250,000	—		—
DOV 102,677(2)	—		$2,250,000	—		—
DOV 216,303(2)	—		$4,500,000	—		3.5%
DOV Diltazem	—		$3,000,000	—		Up to $7.5 million
Ocinaplon	$2,500,000		$4,500,000	$2,000,000		3.5%

(1) Upon sublicensing bicifadine to XTL in January 2007, the milestone of $5.0 million payable to Wyeth upon NDA filing for bicifadine was accelerated and paid and $500,000 was paid to Elan.

(2) We are obligated to pay milestones upon NDA (or equivalent) approval in the United States, Europe or Japan, but only if such milestone becomes payable prior to payment of the $4.5 million milestone payable on an NDA (or equivalent) approval for DOV 216,303. Any milestone payments made with respect to DOV 21,947 or DOV 102,677 reduce, dollar-for-dollar, our $4.5 million milestone obligation for DOV 216,303.

The table also excludes any severance or termination payments that would be due to certain of our employees under their employment contracts should they be terminated without cause or terminate following a change of control prior to the expiration of their contract term as the amounts are not determinable at this time. If on February 28, 2007 the relevant employees were terminated without cause the amounts due pursuant to these contracts would have been $932,000. We file our employment agreements with our current and former executive officers with the SEC and these agreements are available at www.sec.gov.

Off-Balance Sheet Arrangements

The $70 million of outstanding Debentures we had outstanding at December 31, 2006 were convertible into approximately 3.5 million shares of our common stock.  If all these Debentures were converted, our stockholders would have experienced significant dilution. We would not have received any additional cash proceeds upon the conversion of the Debentures. In July 2006, we exchanged an aggregate of 3,445,000 of our common stock for an aggregate of $10 million in original principal amount of these Debentures. We have canceled the Debentures received in the exchange transactions which reduced the aggregate Debentures outstanding from $80 million in original principal amount to $70 million in original principal amount. With this reduction in principal amount, the shares reserved for issuance upon conversion of the Debentures has been reduced to 3,076,923. Upon the consummation of the Exchange Offer on March 15, 2007, described in the Special Note Regarding DOV Pharmaceutical, Inc.’s Common Stock and 2.5% Convertible Debentures due 2025 in Part I of this Form 10-K, we have made a cash payment of $14.3 million and issued 439,784 shares of our series C convertible preferred stock, and 100,000 shares of our series D convertible preferred stock in exchange for $67.5 million Debentures. Additionally, the $2.5 million in principal amount of Debentures that remained outstanding after the consummation of the Exchange Offer was recently accelerated by the majority holder of such Debentures in accordance with the Indenture governing the Debentures and, on March 29, 2007, we repaid such Debentures at par plus accrued interest.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We believe the adoption of FIN 48 will have no material impact on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us will be as of the beginning of fiscal 2008. We are currently evaluating the impact this statement will have on our consolidated financial position or results of operations.

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

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Investments. We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value that may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge by writing-down the carrying value of such investments. In making this assessment, we take into consideration a wide range of objective and subjective information, including but not limited to the following: the magnitude and duration of historical decline in market prices, credit rating activity, assessments of liquidity, public filings and statements made by the issuer. We have not identified any investments with “other-than-temporary” declines in value as of December 31, 2006.

Income taxes. We have net deferred tax assets at December 31, 2006 that are totally offset by a valuation allowance due to our determination that the criteria for recognition have not been met. We believe that a full valuation allowance on deferred tax assets will continue to be required if losses are reported in future periods. If, as a result of profitable operations, we determine that we are more likely than not able to realize our net deferred tax assets in the future, an adjustment to the deferred tax asset would be made, increasing income (or decreasing loss) in the period in which such a determination is made.

On an ongoing basis, we evaluate our estimates that affect our reported assets, liabilities, revenues, earnings, financial position and various disclosures. We base our estimates on circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions and conditions. Our significant accounting policies are also described in note 3 to our financial statements included under Part II, Item 8 of this Form 10-K.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules, and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of Ms. Barbara Duncan, our Principal Financial and Principal Executive Officer, of the effectiveness of the operation of our disclosure controls and procedures and our internal controls over financial reporting as of December 31, 2006. Based on the foregoing, our Principal Financial and Principal Executive Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 29, 2007, we entered into a letter agreement with Dr. Warren Stern. Effective April 1, 2007, the letter agreement will replace Dr. Stern’s expiring employment agreement with the Company and will provide for Dr. Stern’s continued employment until June 30, 2007 as senior vice president of drug development. Per the terms of the letter agreement, Dr. Stern will devote eight hours per week to his employment with DOV and will receive $1,702 per week (minus standard withholdings and deductions required by law). Dr. Stern will be entitled to 1.5 vacation days during the period from April 1, 2007 until June 30, 2007; however, he will not be entitled to any additional benefits generally provided to DOV employees.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information about our directors, executive officers and key employees. Pursuant to the consummation of the Exchange Offer described in the Special Note Regarding DOV Pharmaceutical, Inc.’s Common Stock and 2.5% Convertible Debentures due 2025 in Part I of this Form 10-K, the series C convertible preferred stockholders have the right to select five board members on or prior to April 29, 2007. If all five board members are selected, four of the existing board members will voluntarily resign.

Name	Age	Position

Barbara G. Duncan	42	Chief Executive Officer, Principal Financial Officer, Treasurer and Director
Phil Skolnick, Ph.D., D.Sc. (hon)	60	President and Chief Scientific Officer
Warren Stern, Ph. D.	62	Senior Vice President, Drug Development and Assistant Secretary
Arnold S. Lippa, Ph.D.	60	Executive Chairman of the Board
Patrick Ashe	44	Director
Theresa A. Bischoff	53	Director
Zola Horovitz, Ph.D.	72	Director
Dennis Podlesak	49	Director
Daniel S. Van Riper	66	Director

Barbara G. Duncan joined us in August 2001 and serves as our chief executive officer, principal financial officer, treasurer and a member of our board of directors. Prior to joining us, Ms. Duncan served as a vice president of Lehman Brothers Inc. in its corporate finance division from August 1998 to August 2001, where she provided financial advisory services primarily to companies in the life sciences and general industrial industries. From September 1994 to August 1998, Ms. Duncan was an associate and director at SBC Warburg Dillon Read, Inc. in its corporate finance group, where she focused primarily on structuring mergers, divestitures and financings for companies in the life sciences and general industrial industries. She also worked for PepsiCo, Inc. from 1989 to 1992 in its international audit division, and was a certified public accountant in the audit division of Deloitte & Touche from 1986 to 1989. Ms. Duncan received her B.S. from Louisiana State University in 1985 and her M.B.A. from the Wharton School, University of Pennsylvania, in 1994.

Phil Skolnick, Ph.D., D.Sc. (hon.) joined us in January 2001 and serves as our president and chief scientific officer. Prior to joining us, Dr. Skolnick served as a Lilly research fellow (Neuroscience) at Eli Lilly & Company from January 1997 to January 2001 where he spearheaded several innovative programs in drug discovery. From 1986 to August 1997, he served as senior investigator and chief, laboratory of neuroscience, at the National Institutes of Health. Dr. Skolnick served as a research professor of psychiatry at the Uniformed Services University of the Health Sciences from 1989 to 1998. He is currently an adjunct professor of anesthesiology at The Johns Hopkins University, an adjunct professor of pharmacology and toxicology at Indiana University School of Medicine and research professor of psychiatry at New York University School of Medicine. Dr. Skolnick is an editor of Current Protocols in Neuroscience and also serves on the editorial advisory boards of the European Journal of Pharmacology, Cellular and Molecular Neurobiology, the Journal of Molecular Neuroscience, and Pharmacology, Biochemistry & Behavior. He received a B.S. (summa cum laude) from Long Island University in 1968 and his Ph.D. from The George Washington University in 1972. Dr. Skolnick was awarded the D.Sc. honoris causa from Long Island University in 1993 and the University of Wisconsin-Milwaukee in 1995.

Warren Stern, Ph.D. joined us as a consultant in September 2003 and started full-time in December 2003 as senior vice president, drug development and is also our assistant secretary. Dr. Stern also serves as a consultant in charge of drug development for Jubilant Biosys, a company located in India. Previously he was senior vice president of scientific and medical Services at PAREXEL International Corporation, a major contract research organization, or CRO, where he had worked for the past five and one-half years. Dr. Stern has also held senior level positions in clinical research at Cato Research Ltd., a CRO, Forest Laboratories, Inc. and earlier, Burroughs Wellcome Co. Previously, Dr. Stern was president and CEO of Pharmatec Inc., a CNS-oriented drug delivery company. He has also founded two drug delivery companies, Research Triangle Pharmaceuticals and Nobex, Inc. Dr. Stern has over 25 years’ experience in drug development in CNS and other fields. He directed the successful NDA submissions of bupropion (Wellbutrin) and citalopram (Celexa). He has performed preclinical studies and clinical trials in psychopharmacology and published some 90 papers describing the results of his research in animal pharmacology and CNS-oriented clinical trials. Dr. Stern is the inventor on six patents and on three patent applications, including patents related to CNS products, and two drug delivery systems. He received his Ph.D. in psychopharmacology from Indiana University in 1969 and completed postdoctoral fellowships at Boston State Hospital and at the Worcester Foundation for Experimental Biology.

Arnold S. Lippa, Ph.D. is a co-founder and serves as executive chairman of our board of directors. Dr. Lippa served as our chief executive officer since our inception in April 1995 through June 2005. Dr. Lippa also currently serves as chairman of Xintria Pharmaceutical Corporation, as senior managing director of Aurora Capital LLC and as manager of Atypical BioCapital Management LLC, Atypical BioVentures LLC and T Morgen Capital LLC. Prior to founding DOV in 1995, Dr. Lippa founded Fusion Associates, Ltd., an investment and management company specializing in the creation and management of biomedical companies. Dr. Lippa served as Fusion’s managing director from 1989 to 1995. From 1989 through 1990, Dr. Lippa served as Vega Biotechnologies, Inc.’s chairman and chief executive officer. In 1984, Dr. Lippa co-founded Praxis Pharmaceuticals, Inc. and served as president and chief operating officer until 1988. Prior to 1985, he served as director of molecular neurobiology and held other positions at American Cyanamid. In addition, Dr. Lippa has consulted for various pharmaceutical and biotechnology companies and has been a graduate faculty professor at the New York University School of Medicine and the City University of New York. He received his B.A. from Rutgers University in 1969 and his Ph.D. in psychobiology from the University of Pittsburgh in 1973.

Patrick Ashe has been a member of our board of directors since January 1999. He currently serves as senior vice president, business development and as a member of the board of directors at AGI Therapeutics, plc. From May 1994 to November 2001, Mr. Ashe served as vice president, commercial development at Elan Pharmaceutical Technologies, a division of Elan Corporation, plc. Additionally, from January 1999 to November 2001, Mr. Ashe served as co-manager of Nascime Limited. Mr. Ashe was graduated from University College Dublin with a B.Sc. in pharmacology in 1985 and completed his M.B.A. at Dublin City University's Business School in 1994.

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

Dennis Podlesak became a member of our board of directors in April 2006. Mr. Podlesak is the chief executive officer of Cerexa, Inc., a wholly-owned subsidiary of Forest Laboratories, Inc. Cerexa is an innovation-driven biopharmaceutical company focused on developing and commercializing a growing portfolio of novel anti-infective therapies to treat serious and life-threatening infections. Prior to Cerexa, Mr. Podlesak was the chief executive officer of Peninsula Pharmaceuticals, Inc. Before Peninsula, Mr. Podlesak served as senior vice president and head of a North American Business Unit for Novartis AG and as a member of Novartis’ pharmaceutical executive committee and global leadership team. Earlier in his career, Mr. Podlesak served as vice president and head of the CEC division of Allergan, Inc. and as member of Allergan’s North American and global management team. Mr. Podlesak spent the first ten years of his career with SmithKline Beecham (now GlaxoSmithKline plc) where he was promoted to eight positions of increasing responsibility during his tenure with the company. Mr. Podlesak is a director of Avanir Pharmaceuticals, and Prevent Blindness, a non-profit organization that focuses on preventable blindness with a particular emphasis on children. Mr. Podlesak holds an M.B.A. from Pepperdine University and a B.A. in Business Administration from Western Illinois University.

Daniel S. Van Riper became a member of our board of directors in March 2002. Mr. Van Riper is also a director of Hubbell Incorporated, where he serves on the audit, compensation and finance committees, a director of New Brunswick Scientific Co., Inc. where he serves on the compensation and governance committee and a director of 3D Systems Corporation, where he chairs the audit and finance committees and serves on the compensation committee. Mr. Van Riper is an independent financial consultant and served as special advisor to Sealed Air Corporation from 2002 to 2005. He previously served as senior vice president and chief financial officer of Sealed Air Corporation from July 1998 to January 2002. He is a former director of Millennium Chemicals Inc., where he served on the audit committee and chaired the compensation committee. Previously, Mr. Van Riper was a partner of KPMG LLP, where he worked from June 1962 to June 1998. Mr. Van Riper was graduated with high honors and a B.S. in accounting and completed his M.B.A. in economics and finance from Rutgers University. He is a certified public accountant and is a member of the American Institute of Certified Public Accountants and Beta Gamma Sigma, national honorary business fraternity.

Board Committees

Audit Committee and Audit Committee Financial Expert

We have an established audit committee comprised solely of non-management directors all of whom are independent under both Section 10A of the Securities Act of 1934, or Exchange Act. The audit committee determines the selection and retention of our independent registered public accounting firm, reviews the scope and results of audits, submits appropriate recommendations to the board of directors regarding audits, reviews our internal controls, provides pre-approval of principal accountant fees and services and is responsible for reviewing quarterly and annual filings with the SEC and releases containing our financial statements. The current members of the audit committee are Theresa Bischoff, Zola Horovitz and Daniel Van Riper (chairman). The audit committee met five times during 2006. Our board of directors has determined that our audit committee members are independent and that Daniel Van Riper and Theresa Bischoff each qualify as an audit committee financial expert in accordance with SEC rules. For Mr. Van Riper’s and Ms. Bischoff’s relevant experience, see their biographies listed in “Executive Officers and Directors” above.

Compensation Committee

The compensation committee reviews and approves the compensation of our executive officers and directors, carries out duties under our incentive compensation plans and other plans approved by us as may be assigned to the committee by the board of directors and makes recommendations to the board of directors regarding these matters. The committee also reviews and approves the compensation including stock option grants of all new employees and promotions if their compensation reaches $150,000 per annum plus the aggregate allowance for raises, bonuses and options to be awarded annually to all non-executive employees. The current members of the compensation committee are Patrick Ashe, Zola Horovitz (chairman) and Daniel Van Riper. The compensation committee met or acted by unanimous written consent eight times during 2006.

Nominating and Governance Committee

The nominating and governance committee has the responsibility of identifying, recommending and nominating a director to fill any existing board vacancies, overseeing DOV’s corporate governance practices as well as overseeing the evaluation of the board’s other committees other than the audit committee. It may also make recommendations regarding an increase in board size and candidates to fill membership increases. Currently, its only member is Theresa Bischoff. It met once during 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership with the SEC. Directors, executive officers and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of filings with the SEC, all of our directors and executive officers have complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, during 2006.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our named executive officers for 2006 include:

•    Barbara G. Duncan, our chief executive officer and principal financial officer,

•    Phil Skolnick, Ph.D., D.Sc. (hon), our president and chief scientific officer,

•    Warren Stern, Ph.D., our senior vice president of drug development,

•    Scott Myers, who held the office of senior vice president of marketing and commercialization until January 2007,

•    Arnold Lippa, Ph.D., who is our executive chairman and who held the position of chief executive officer until July 2005,

•    Leslie Hudson, Ph.D., who held the position of director, chief executive officer and president until June 2006, and

•    Robert Horton, who held the office of senior vice president, general counsel and secretary until May 2006.

The discussion below is intended to help you understand the detailed information provided in the following tables below and put that information into context within our overall compensation program.

Overview of Compensation Structure

The compensation committee is responsible for establishing and monitoring our general compensation policies and compensation plans, as well as the specific compensation levels for executive officers and certain other employees depending on base salary levels. It also makes recommendations to the board of directors concerning option and other grants under the 2000 Plan to other employees as a group.

General Compensation Policy

Under the supervision of the board of directors, our compensation policy has been designed to attract and retain qualified key executives critical to our growth and long-term success. In light of events occurring during 2006, which are discussed under the heading of “2006 Circumstances and Compensation Adjustments”, the objectives during the second half of fiscal 2006 were also focused on retention of executives to ensure the short-term viability of the Company. It is the objective of the board of directors to have a portion of each executive's compensation contingent upon our corporate performance as well as upon the individual's personal performance. Accordingly, each executive officer's compensation package is comprised of three elements: (i) base salary, which reflects individual background, performance and expertise, progress and collaboration objectives and, to a lesser extent, his or her success in achieving designated individual goals, (ii) variable bonus awards payable in cash and tied to the achievement of certain performance goals that the board of directors and compensation committee establish from time to time for the company and (iii) long-term stock-based incentive awards designed to strengthen the mutuality of interests between executive officers and shareholders.

The summary below describes in more detail the factors that the compensation committee considers in establishing each of the three primary components of the compensation package provided to the executive officers.

Base Salary

The level of base salary is established primarily on the basis of the individual's qualifications and relevant experience, the strategic goals for which he or she has responsibility, the compensation levels at similar companies and the salary necessary to attract and retain qualified management. Base salary is adjusted each year to take into account the individual's performance and to maintain a competitive salary structure. Company performance historically has not played a significant role in the determination of base salary. However, the continuing senior executives’ base salary were not adjusted for the 2007 year as part of the annual review process as the compensation committee will engage a compensation consultant in the second quarter of 2007 to help establish an overall compensation program in light of the events that occurred during 2006, as discussed under the heading “2006 Circumstances and Compensation Adjustments”.

Variable Bonus Awards

Cash bonuses are awarded on a discretionary basis to executive officers on the basis of their success in or contribution to achieving specific company-wide corporate goals as well as the individual's personal performance. For the 2006 awards paid in January 2007, the compensation committee approved these specific goals in December 2005.

Long-Term Incentive Compensation

We have utilized our stock option plans to provide executives and other key employees with incentives to maximize long-term shareholder values. Awards under the 2000 plan by the compensation committee have taken the form of stock options and restricted stock awards designed to give the recipient a significant equity stake and thereby closely align his or her interests with those of our shareholders. Factors considered in making such awards include the individual's position, his or her performance and responsibilities and internal comparability considerations. Each option grant allows the executive officer or key employee to acquire shares of our common stock at a fixed price per share (in all cases to date, fair market value on the date of grant) over a specified period of time (up to 10 years). For our employees, the options typically vest in 25% annual installments over a four-year period. The executive officers’ have historically been granted options upon employment or upon employment contract renewals that vested over a three-year period, 50% after 18 months and the balance quarterly over the remaining 18-month vesting period, contingent in each case upon the executive officer's or key employee’s continued employment with us. Accordingly, options will provide a return to the executive officer or key employee to a significant degree only if he or she remains in our service, and then only if the market price of our common stock appreciates over the option term. However, special option grants were made during 2006 to reflect the renegotiated contracts for our senior executives as part of a management reorganization that occurred in June 2006. Given the significant decline of our stock price in 2006 from a high of $19.94 to a low of $0.29 per share, the long-term incentive compensation previously granted to our employees and executive officers may not provide the incentive anticipated by the grants. The compensation committee will engage a compensation consultant in the second quarter of 2007 to evaluate the long-term incentive plan and make recommendations for consideration by the compensation committee towards structuring a new long-term incentive program.

Perquisites; Other Compensation

Our named executive officers, except for Dr. Lippa, were granted car allowances of $1,000 per month in 2006 during their employment period. In addition to the cash and equity compensation described above, we provide our named executive officers with the same benefit package available to all of our salaried employees. This package includes:

•	Health and dental insurance, life insurance and disability insurance;

•	Participation in 401k plan,

•	Tuition reimbursement, and

•	Commuting expenses for the excess mileage incurred as a result of our headquarter relocation to Somerset, New Jersey.

We also provide relocation assistance, which is determined on a case by case basis. In 2006, we reimbursed Mr. Myers for housing expenses incurred prior to the relocation of our headquarters to Somerset, New Jersey. The named executive officers are entitled to severance in various circumstances upon a change-in-control as described under the heading ‘‘Potential Payments Upon Termination or Change in Control’’ below.

Pension Benefits

We do not sponsor any plans that provide for payments or other benefits at, following, or in connection with retirement, excluding a tax-qualified defined contribution plan.

Nonqualified Deferred Compensation

We currently do not sponsor any non-qualified defined contribution or other non-qualified deferred compensation plans.

Accounting and Tax Treatment

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to named executive officers, excluding performance-based compensation. Through December 31, 2006, this provision has limited our ability to deduct executive compensation of approximately $800,000, and the compensation committee will continue to monitor the potential impact of Section 162(m) on our ability to deduct executive compensation.

The accounting treatment of our compensation plans, including without limitation shared-based payments accounted for under SFAS No. 123(R) which we adopted as required on January 1, 2006, is not a significant factor in how we design our executive compensation plans.

Role of Executive Officers in Determining Compensation

Pay levels for each named executive officer, other than our Chief Executive Officer, largely reflect the recommendation of our Chief Executive Officer based upon individual experience and breadth of knowledge, internal considerations and other subjective factors.  Our Chief Executive Officer was not involved with any aspect of determining his/her own compensation.

Allocation of Compensation

There is no pre-established policy or target for the allocation of compensation.  The factors described above, as well as the overall compensation philosophy, is reviewed to determine the appropriate level and mix of compensation.  Historically, and in fiscal 2006, the greatest weighting of compensation granted to named executive officers was in the form of long-term incentive compensation.

Timing of Compensation

As discussed elsewhere, compensation, including salary base adjustments, incentive plan goal specifications and incentive plan payments, for our named executive officers are reviewed annually, usually in the first quarter of the fiscal year.

Minimum Stock Ownership Requirements

There are no minimum stock ownership guidelines for our executives or employees.

2006 Circumstances and Compensation Adjustments

Beginning in 2006, the Company was anticipating two potential transforming events. The first was the potential for an NDA approval for our lead compound, indiplon, which should have enabled the Company to generate capital from the contractual royalty stream due from the sales of that compound. The second was the potential receipt of positive efficacy results in the first of our two CLBP studies with our analgesic, bicifadine, which should have enabled the Company to raise significant capital either through the partnering of the compound or from outside investors. Through April 2006, the management team was encouraged to work towards either entering into a substantial licensing arrangement for bicifadine or selling the Company at substantial premiums. Therefore, the compensation committee felt that it was appropriate to establish a special bonus pool for certain employees should a sale of the Company occur that reflected the potential for these two transforming events for the Company thus supplementing the performance bonus based upon corporate and individual goals established in December of 2005.

However in April 2006, we received disappointing results from the first Phase III clinical trial of bicifadine in patients with CLBP and our common stock price experienced a substantial decline from the previous day’s close price of $14.69 to $7.92. Further, in May 2006, our partner Neurocrine announced that the FDA had issued two complete responses regarding indiplon capsule and tablet NDAs. These responses indicated that indiplon 5 mg and 10 mg capsules were approvable and that the 15 mg tablets were not approvable and thus our common stock price experienced a further decline from the previous day’s close price of $7.05 to $3.02. These two negative events significantly altered the outlook and strategy for the Company as the potential for capital infusions resulting from these two compounds was diminished significantly.

The Company responded to these changes by reorganizing its senior management team to maximize the value of DOV's existing pipeline and explore and pursue the Company's most attractive financing opportunities. As such, Dr. Leslie Hudson resigned from his position as chief executive officer and president, and our chief financial officer, Barbara Duncan, took on the role and title of president, chief financial officer and director. Additionally, our chief scientific officer, Dr. Phil Skolnick, was named executive vice president and chief scientific officer. The compensation committee worked with an external consultant to determine appropriate employment and compensation arrangements for Ms. Duncan and Dr. Skolnick to reflect their increased roles and responsibilities as well as the Company’s business situation. In summary, each of these executives were granted 350,000 options and were given extensions of their employment agreements until June 2008.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis section of this Annual Report on Form 10-K with management and, based on such review and discussion, the compensation committee recommends to the board of directors that it be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

Zola Horovitz (chairman) Patrick Ashe Daniel S. Van Riper

Potential Payments Upon Termination or Change in Control

The following tables set forth potential payments payable to our named executive officers that are current employees upon termination of employment or a change in control of us under their current employment. Potential payments upon termination or change of control come from two sources:

(i)    We have entered into employment agreements with each of our current named executive officers as described in the section entitled “Employment Agreements” which entitles them to severance in the event of death, disability or a termination of their employment by us without cause or a termination of employment by the employee for good reason or within six months of certain events constituting a change of control of the Company; and

(ii)    We adopted in April 2006 a bonus incentive program which included our current named executive officers should a change of control occur before April 17, 2007. The program indicated that certain employees would be entitled to receive a bonus calculated upon an acquisition of the Company in which the sale price per share is at a premium equal to or greater than 30% over the average daily price per share during the twelve months immediately prior to the execution of a term sheet for the sale of the Company. However, given the Company’s stock price decline from December 31, 2005 to December 31, 2006, there would have been no bonus payable under the bonus plan should an acquisition have occurred even at a 1,000% premium to our year end stock price. Please refer to the section entitled “2006 Circumstances and Compensation Adjustments”. Although this bonus incentive will expire in April 2007, the compensation committee will hire a compensation consultant to establish appropriate incentives going forward which may or may not include a bonus incentive program for the sale of the Company.

The following table sets forth the estimated value of payments and benefits due to our named executive officers pursuant to their employment agreements and assuming our continuing named executive officers’ employment was terminated on December 31, 2006.

Name	Severance	Health Benefits
Barbara Duncan
Termination due to change of control	$516,000	$-
Termination due to disability	258,000	15,642
Termination due to death	86,000	5,214
Phil Skolnick, Ph.D., D.Sc. (hon)
Termination due to change of control	516,000	-
Termination due to disability	258,000	6,545
Termination due to death	86,000	2,181
Warren Stern, Ph.D.
Termination due to change of control	-	-
Termination due to disability	259,006	3,952
Termination due to death	86,000	11,856

2006 Compensation Information for our Continuing Named Executive Officers for 2007

On January 19, 2007, the compensation committee approved the compensation for the named executive officers for 2006. The compensation committee also approved the following base salaries for 2007 and for 2006 as set forth below.

	Annualized Base Salary
	2006	2007
Ms. Duncan	$344,000	$344,000
Dr. Skolnick	$344,000	$344,000
Dr. Stern(1)	$345,000	$345,000

(1)
Dr. Stern reduced his employment level to 70% beginning October 1, 2006 and to 50% beginning January 1, 2007. Accordingly, his annualized base salary was reduced by 30% beginning October 1, 2006 and 50% beginning January 1, 2007.

As discussed under the heading of “2006 Circumstances and Compensation Adjustments”, in December 2005, the compensation committee defined specific award opportunities as a percentage of salary for each executive. The 2006 award goals were weighted to reflect the Company’s strategic objectives and were contingent primarily on performance relative to achievement of corporate goals (60% of target bonus) and for individual performance (40% of target bonus). For the determination of the actual awards for 2006 to be paid in 2007, the compensation committee reviewed the detailed goals that had been approved and determined that the corporate goals for 2006 were achieved at a 40% level and that individual goals for the most part were achieved. The following table shows the potential awards at maximum, as well as each executive’s actual award paid in 2007, as a percentage of salary.

Annual Incentive Opportunities as a Percentage of Annualized Salary for 2006 and Actual Paid in 2007

Executive	Maximum Percentage	Actual Award
Ms. Duncan(1)	40%	24%
Dr. Skolnick	30%	18%
Dr. Stern	30%	18%

(1)
Ms. Duncan’s original incentive award was a maximum of 30%; however, she took on the additional role of President in July 2006 and, in early 2007, the committee determined that the incentive award maximum should be increased to reflect the maximum award originally set for the former chief executive officer.

Summary Compensation Table

The following table sets forth certain compensation information for the years indicated as to our CEO and the named executive officers for the fiscal years ended December 31, 2006, 2005 and 2004. In addition, we have included information for former officers whose employment terminated within the last twelve months and for our executive chairman whose employment as chief executive officer terminated in July 2005 and therefore their compensation also includes amounts paid pursuant to severance arrangements. We have not included the column for nonqualified deferred compensation earnings as we do not have deferred compensation programs.

The equity compensation costs included in the Stock and Option Awards columns below are associated with the 2000 Plan and are recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS No. 123(R). Therefore, awards pursuant to the 2000 Plan may include restricted stock and stock options given during and prior to 2006. Assumptions used in the calculation of these amounts are included in Note 4 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2006 included in this Form 10-K.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(9)	Option Awards(9)	Non-Equity Incentive Plan Compensation(1)	All Other Compensation	Total

Continuing Employees:

Barbara Duncan (2)	2006	$343,731	$—	$—	$845,796	$30,000	$16,550	$1,236,077
Director, Chief Executive	2005	327,692	—	—	160,562	75,000	12,242	575,496
Officer and Treasurer	2004	298,077	—	—	345,286	50,000	12,300	705,663

Phil Skolnick, Ph.D., D.Sc. (hon)(3)	2006	343,731	—	—	343,419	30,000	17,716	734,866
President and	2005	327,692	—	—	646,271	75,000	13,042	1,062,005
Chief Scientific Officer	2004	299,038	—	—	58,871	50,000	13,290	421,199

Warren Stern, Ph.D. (4)	2006	320,827	—	—	1,262,031	45,000	66,206	1,694,064
Senior Vice President, Drug	2005	327,692	—	—	2,391,150	75,000	13,599	2,807,441
Development and Assistant Secretary	2004	300,000	—	—	—	—	13,815	313,815

Former Employees:

Arnold S. Lippa, Ph.D(5)	2006	—	—	—	211,334	—	557,065	768,399
Executive Chairman	2005	248,991	—	903,000	160,562	100,000	9,726	1,422,279
	2004	363,212	—	—	—	125,000	33,895	522,197

Leslie Hudson(6)	2006	463,376	85,000	—	3,491,400	—	268,216	4,307,992
Former Director, Chief Executive Officer and President	2005	174,904	—	2,120,000	—	—	84,710	2,379,614

Scott Myers(7)	2006	330,000	—	—	—	—	13,357	343,357
Senior Vice President, Marketing and Commercialization	2005	21,577	—	—	—	—	1,021	22,598

Robert Horton (8)	2006	124,038	—	—	1,710,241	15,000	245,799	2,095,078
Senior Vice President,	2005	327,692	—	—	402,571	75,000	15,077	820,340
General Counsel and Secretary	2004	307,211	—	—	187,498	50,000	15,048	559,757

(1)
Does not reflect non-contractual bonuses paid in 2007 to the three current named executive officers aggregating $205,000 as described in “2006 Compensation Information for our Continuing Named Executives Paid in 2007” section above.

(2)	All other compensation represents $16,250, $12,000 and $12,000 in 2006, 2005 and 2004 for automobile allowance and $300, $242 and $300 in 2006, 2005 and 2004 for life insurance premiums.

(3)	All other compensation represents $16,426, $12,000 and $12,000 in 2006, 2005, and 2004 for automobile allowance and $1,290, $1,042 and $1,290 in 2006, 2005 and 2004 for life insurance premiums.

(4)
All other compensation represents $15,195, $12,000 and $12,000 in 2006, 2005 and 2004 for automobile allowance, $49,031 for accrued vacation in 2006 and $1,980, $1,599 and $1,815 in 2006, 2005 and 2004 for life insurance premiums.

(5)
Dr. Lippa’s employment as chief executive officer and president of the Company terminated effective July 2005. In connection with this termination, Dr. Lippa will receive severance of $731,500 over two years. He continues as executive chairman of the board. All other compensation represents $557,065 in severance for 2006; $9,180 and $16,723 in 2005 and 2004 for automobile allowance, $546, and $8,018 in 2005 and 2004 for life insurance premiums and $9,154 in 2004 for advances repaid in 2005.

(6)
Dr. Hudson joined us effective July 28, 2005 and terminated his employment in June 2006 and relinquished all options awarded to him. In connection with this termination Dr. Hudson will receive severance of $656,625 over two years. Other compensation includes $218,875 in severance paid in 2006 and $19,783 in payment for unused accrued vacation in 2006; $13,300 and $78,966 in relocation expense reimbursement in 2005; $6,000 and $5,000 in 2006 and 2005 for automobile allowance; $8,963 for reimbursement of legal fees in 2006; and $1,295 and $744 in 2006 and 2005 for life insurance premiums.

(7)
Mr. Myers terminated his employment in January 2007. All other compensation represents $12,000 and $1,000 in 2006 and 2005 for automobile allowance, $300 and $21 in 2006 and 2005 for life insurance premiums and $1,058 for housing allowance in 2006.

(8)
Mr. Horton terminated his employment in May 2006. All other compensation represents $215,769 and $23,539 in 2006 for severance and paid vacation; $4,000, $12,000 and $12,000 in 2006, 2005 and 2004 for automobile allowance; and $2,491, $3,077 and $3,048 in 2006, 2005 and 2004 for life insurance premiums.

(9)
Option award amounts are the fair value (as determined on the date of grant) of all options vested during the fiscal year. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Although the amounts for option and restricted stock awards reflected appear large based upon our current market capitalization, the grants and fair value established were made at a point when our market capitalization was substantially higher.

Option Grants in Last Fiscal Year

The following table sets forth information with respect to the named executive officers and our former executive officers concerning the grant of stock options during 2006. All the options were granted at the fair market value on the date of grant as determined by the board of directors. We have not included information for estimated future payouts under non-equity and equity incentive plan awards as we do not presently have an incentive plan established for 2007. As noted above, the compensation committee intends to engage a compensation consultant in the second quarter of 2007 to evaluate the long-term incentive plan and make recommendations for consideration by the compensation committee towards structuring a new long-term incentive program.

	Individual Grants
Name	Options Granted	% of Total Options Granted	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Fair Value(1)
Barbara Duncan	350,000	22.8%	$2.12	6/30/2016	$520,450
	15,000	1.0	17.61	2/7/2016	148,305
Phil Skolnick, Ph.D. D. Sc. (hon)	350,000	22.8	2.12	6/30/2016	520,450
	15,000	1.0	17.61	2/7/2016	148,305
Warren Stern, Ph.D.	75,000	4.9	2.12	6/30/2016	106,350
	25,000	1.6	17.61	2/7/2016	247,175
Former Employees:
Leslie Hudson, Ph.D.	50,000	3.3	17.61	2/7/2016	494,350
Scott Myers	50,000	3.3	2.08	6/28/2016	69,800
Arnold Lippa, Ph.D.	-	-	-	-	-
Robert Horton	-	-	-	-	-

(1) Although the amounts reflected appear large based upon our current market capitalization, the grants and fair value established were made at a point when our market capitalization was substantially higher. Please refer to the section “2006 Circumstances and Compensation Adjustments”.

2006 Option Exercises and Stock Vested Table

The following table sets forth certain information concerning the values realized upon exercise of options or vesting of restricted stock awards by the named executive officers and our former senior executives during fiscal 2006.

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise	Value ($) Realized(1)	Number of Shares Acquired on Vesting	Value Realized Upon Vesting(2)
Barbara Duncan	65,000	$913,830	—	$—
Phil Skolnick, Ph.D. D. Sc. (hon)	60,000	885,830	—	—
Warren Stern, Ph.D.	—	—	—	—
Former Employees:
Arnold S. Lippa, Ph.D.	—	—	20,000	53,800
Leslie Hudson, Ph.D.	—	—	100,000(3)	213,000
Scott Myers	—	—	—	—
Robert Horton	—	—	—	—

(1)	Determined by multiplying the number of shares acquired on exercise by the difference between the closing price on the date of exercise and the exercise price.

(2)	Determined by multiplying the number of shares of restricted stock that vested by the closing price of the stock on the vesting date.

(3)	The vesting of the restricted shares was accelerated during the year pursuant to the severance agreement entered into with Dr. Hudson in June 2006.

Granting of Equity Awards

The compensation committee approves the eligible equity award recipients along with the amount and types of the equity awards. An award agreement is sent to each recipient. This grant agreement describes the amount and type of awards, as well as the terms and conditions of the awards.

These awards are made in accordance with the terms of the 2000 Plan. The 2000 Plan has been approved by the stockholders and may be modified in limited instances by the compensation committee. The exercise price for options was based on the closing stock price on the award date.

Calculation of Fair Value of Equity Awards

Options - In accordance with SFAS No. 123(R), the Company determines the fair value of options as of the grant date. For all options the Company uses the Black Scholes valuation model.

Restricted Stock Awards, or RSAs - In accordance with SFAS No. 123(R), the Company determines the fair value of Restricted Stock Awards as the closing price of the Company’s common stock as of the grant date.

2006 Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information concerning outstanding awards as of December 31, 2006. We have not included columns for equity incentive plan awards as we do not currently have such a plan in place.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End				Stock Awards
Name	Number Exercisable	Number Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of RSAs Unvested(1)	Market Value of RSAs Unvested	Number of RSAs Vested	Market Value of RSAs Vested
Barbara Duncan	234,500	—	$4.01	8/20/2011	—		—
	22,916	2,084	13.66	1/26/2014
	74,999	25,001	12.79	8/3/2014
	—	15,000	17.61	2/7/2016
	—	350,000	2.12	6/30/2016
Phil Skolnick, Ph.D. D. Sc. (hon)	250,000	—	2.78	7/10/2010	—		—
	91,655	8,335	13.58	1/9/2014
	6,250	18,750	16.77	2/1/2015
	—	15,000	17.61	2/7/2016
	—	350,000	2.12	6/30/2016
Warren Stern, Ph.D.	285,000	—	15.36	9/10/2013	—		—
	6,250	18,750	16.77	2/1/2015
	—	25,000	17.61	2/7/2016
	—	75,000	2.12	6/30/2016

Former Employees:
Arnold S. Lippa, Ph.D.	22,916	2,084	13.66	1/26/2014	40,000	$10,800	20,000	$5,400
	11,250	33,750	16.77	2/1/2015
	48,600	—	2.47	1/17/2010
	162,000	—	2.73	12/10/2008
Leslie Hudson, Ph.D.	—	—			—		100,000	27,000
	—	—
Scott Myers	—	285,000	14.28	12/01/2015	—		—
	—	50,000	2.08	6/28/2016
Robert Horton	150,000	—	4.40	8/16/2012	—		—
	25,000	—	13.66	1/26/2014
	25,000	—	16.77	2/1/2015
	100,000	—	21.15	7/29/2015
	—	—	2.78	5/31/2010

(1)	All unexercisable options and restricted stock awards became exercisable on March 15, 2007 pursuant to the consummation of the Exchange Offer.

Employment Agreements

Current Employees

Barbara Duncan. In connection with her employment by us in August 2001, we entered into an employment agreement with Ms. Duncan (as amended in August 2004 and June 2006), which provides for her employment as president and chief financial officer until June 30, 2008. Ms. Duncan’s title was changed to chief executive officer in February 2007. Under the amended agreement, we will pay Ms. Duncan base compensation of at least $300,000 per year. For 2007, we will pay her $344,000 in base salary. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Upon the commencement of Ms. Duncan's employment, we granted her options to purchase 364,500 shares of our common stock (adjusted for subsequent 1.62-for-1 stock split) at an exercise price of $4.01 per share (as so adjusted) which are completely vested. In addition, in August 2004, in connection with renewal of her employment agreement, we granted her options to purchase 100,000 shares of our common stock at an exercise price of $12.79 per share which are completely vested as a change of control occurred upon the consummation of the exchange offer which accelerated the vesting of outstanding options under the 2000 Plan except for those granted in January 2007. In June 2006, in connection with her promotion to President, we granted her options to purchase 350,000 shares of our common stock at an exercise price of $2.12 per share which are completely vested as a change of control occurred upon the consummation of the exchange offer which accelerated the vesting of outstanding options under the 2000 Plan except for those granted in January 2007. Options granted to Ms. Duncan, to the extent not vested, shall vest immediately upon a termination of Ms. Duncan’s employment by DOV without cause or a termination of employment by Ms. Duncan for good reason or within six months of certain events constituting a change of control of the Company. We are obligated to continue to pay Ms. Duncan her base and incentive compensation and to continue her benefits for a period of nine months if she is terminated upon becoming disabled or for a period of 90 days upon her death. Additionally, in the event of a termination of Ms. Duncan’s employment by DOV without cause or a termination of employment by Ms. Duncan for good reason or within six months of certain events constituting a change of control of DOV, Ms. Duncan will be entitled to severance payments equal to the greater of (i) basic compensation for the period commencing on the date of such termination and ending June 30, 2008 and (ii) basic compensation for the period commencing on the date of such termination and ending on the date that is 12 months thereafter. The amendment also provides that Ms. Duncan will resign as a member of the Company’s board of directors in the event Ms. Duncan’s employment with the Company is terminated for any reason.

Dr. Phil Skolnick Ph.D., D.Sc.(hon). In connection with his employment by us in January 2001, we entered into an employment agreement (as amended in January 2004 and June 2006) with Dr. Skolnick, which provides for his employment as executive vice-president, research and chief scientific officer until June 30, 2008. In February 2007, Dr. Skolnick’s title was changed to president and chief scientific officer. Under the amended agreement, we will pay Dr. Skolnick base compensation of at least $300,000 per year. For 2007, we will pay him $344,000 in base salary. The agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Upon the commencement of Dr. Skolnick's employment, we granted him options to purchase 405,000 shares of our common stock (adjusted for subsequent 1.62-for-1 stock split) at an exercise price of $2.78 per share (as so adjusted) which are completely vested. In January 2004, in connection with renewal of his employment agreement, we granted him options to purchase 100,000 shares of our common stock at an exercise price of $13.58 per share which are completely vested. In connection with the execution of the June 2006 amendment, Dr. Skolnick was granted options to purchase 350,000 shares of our common stock at an exercise price of $2.12 per share which are completely vested as a change of control occurred upon the consummation of the exchange offer which accelerated the vesting of outstanding options under the 2000 Plan except for those granted in January 2007. We are obligated to continue to pay Dr. Skolnick his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. Additionally, in the event of a termination of Dr. Skolnick’s employment by DOV without cause or a termination of employment by Dr. Skolnick for good reason or within six months of certain events constituting a change of control of the Company including if either Dr. Horovitz or Dr. Lippa are not on our board of directors, Dr. Skolnick will be entitled to severance payments equal to the greater of (i) basic compensation for the period commencing on the date of such termination and ending June 30, 2008 and (ii) basic compensation for the period commencing on the date of such termination and ending on the date that is 12 months thereafter. The agreement also requires Dr. Skolnick to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him.

Dr. Warren Stern, Ph.D.  In connection with his engagement in September 2003, Dr. Stern and we entered into a consulting agreement and an employment agreement which was amended on June 30, 2006. The amended employment agreement provides for an extension of the term of Dr. Stern’s service to DOV as senior vice president of drug development from September 10, 2006 until June 30, 2007; provided, however, that the hours of service provided by Dr. Stern to us and Dr. Stern’s basic compensation will be reduced by (i) 30% from October 1, 2006 until January 1, 2007and (ii) 50% from January 1, 2007 until March 31, 2007. Under the consulting agreement, pending commencement of full-time employment, we paid Dr. Stern $45,000. Under the employment agreement, once Dr. Stern commenced full-time employment in December 2003, we agreed to pay him $300,000 per year. The employment agreement provides for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, as of September 10, 2003, we granted Dr. Stern options to purchase 285,000 shares of our common stock at an exercise price of $15.36 per share which are completely vested. In connection with the execution of the amendment, Dr. Stern was granted options to purchase 75,000 shares of DOV common stock at an exercise price of $2.12 per share which are completely vested. We are obligated to continue to pay Dr. Stern his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. The employment agreement also requires Dr. Stern to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the time we make severance payments to him.

Effective April 1, 2007, Dr. Stern’s employment agreement will expire and the terms of Dr. Stern’s continued employment with DOV will be governed by a Letter Agreement, dated as of March 29, 2007. The letter agreement provides for Dr. Stern’s continued employment until June 30, 2007 as senior vice president of drug development. Dr. Stern will devote 8 hours per week to his employment with DOV and will receive $1,702 per week (minus standard withholdings and deductions required by law). Dr. Stern will be entitled to 1.5 vacation days during the period from Apri1 1, 2007 until June 30, 2007; however, he will not be entitled to any additional benefits generally provided to DOV employees.

Prior Employees

Dr. Arnold Lippa, Ph.D. On May 23, 2005, the Company entered into a two-year employment agreement with Dr. Lippa, the Company’s then chief executive officer, which continued his existing agreement, with certain changes, that was extended in January 2005. Such changes include severance protection in the event of a termination of employment without cause or good reason equal to payment of base compensation for the greater of one year or the balance of the term of the agreement, subject to consulting obligations. In addition, the agreement includes a change in control severance protection equal to two years’ base compensation, elimination of a 2% bonus based upon gross proceeds in the event of a sale of the Company and elimination of incentive compensation for licensing. He was also awarded 60,000 RSAs under the Company’s 2000 stock option and grant plan, which are completely vested. As of July 28, 2005, Dr. Lippa’s employment as chief executive officer terminated thus requiring the Company to pay the contractual severance. As a result, the Company has recorded a severance obligation of $790,000 as of June 30, 2005. Dr. Lippa remains as executive chairman of the board of directors.

Leslie Hudson. In connection with his employment by us in July 2005, we entered into an employment agreement with Dr. Hudson which provided for his employment as Chief Executive Officer and President until July 28, 2008. Under the agreement, we agreed to pay Dr. Hudson base compensation of at least $425,000 per year. The agreement provided for benefits, the reimbursement of expenses and the payment of incentive compensation. Additionally, upon commencement of employment on July 28, 2005, we granted Dr. Hudson 100,000 shares of restricted stock and options to purchase 225,000 shares of our common stock at an exercise price of 21.20, each vesting ratably annually over four years. Dr. Hudson also received a bonus of $85,000 in January 2006, and the parties agreed that his target bonus for fiscal year 2006 and each subsequent year of his employment agreement will be 40% of base compensation upon achievement of milestones established by the compensation committee of the board of directors. He was also eligible for other benefits, including relocation allowances of which $78,966 was paid in 2005. We were obligated to continue to pay Dr. Hudson his base and incentive compensation and to continue his benefits for a period of nine months if he was terminated upon becoming disabled or for a period of 90 days upon his death. For qualified events of severance, Dr. Hudson was entitled to base compensation for the balance of his agreement subject to a minimum of one-year base compensation and an additional severance payment equal to his prior incentive bonus in the case of a termination following a change of control. The agreement also required Dr. Hudson to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the length of time we make severance payments to him. On June 29, 2006, Dr. Hudson resigned as president and chief executive officer and as a member of the board of directors. We entered into a Separation and General Release Agreement with Dr. Hudson, dated as of June 29, 2006, pursuant to which we agreed to make severance payments to Dr. Hudson in an aggregate amount equal to 24 months of basic compensation. Additionally, the 100,000 shares of RSAs granted to Dr. Hudson in connection with the commencement of his employment were vested and Dr. Hudson elected to have the tax withheld from the RSAs granted, thus DOV has agreed to remove any restrictions on 68,550 of such shares which are now fully-owned by Dr. Hudson. In addition, in accordance with the provisions of Dr. Hudson’s Separation and General Release Agreement, all stock options held at the date of termination were immediately terminated.

Robert Horton. In connection with his employment by us in August 2002, we entered into an employment agreement with Mr. Horton (as amended in July 2005), which provided for his employment as Vice President and General Counsel until August 16, 2008. Mr. Horton’s title was changed to Senior Vice President and General Counsel in February 2005. Under the agreement, we agreed to pay Mr. Horton base compensation of at least $330,000 per year. The agreement provided for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, upon the commencement of Mr. Horton's employment, we granted him options to purchase 250,000 shares of our common stock at an exercise price of $4.40 per share. In addition, in July 2005, in connection with renewal of his employment agreement, we granted him options to purchase 100,000 shares of our common stock at an exercise price of $21.15 per share that are completely vested. We were obligated to continue to pay Mr. Horton his base and incentive compensation and to continue his benefits for a period of nine months if he was terminated upon becoming disabled or for a period of 90 days upon his death. If Mr. Horton terminated his employment with us for good reason, or within six months of a change of control, or if we terminated Mr. Horton without cause, he was entitled to receive his base compensation for balance of his employment agreement, namely August 16, 2008, and all stock options granted to him would vest. The agreement also requires Mr. Horton to refrain from competing with us and from soliciting our customers and clients for the duration of his employment and for a period following employment equal to the length of time we make severance payment to him. In May 2006, Mr. Horton’s employment was terminated. As part of his severance agreement, we agreed to pay base salary and benefits over the next 15 months and, pursuant to the provisions of his employment agreement, his unvested options have been vested and the exercise period for all outstanding options has been extended to December 31, 2007.

Scott Myers. In connection with his employment by us in December 2005, we entered into an employment agreement with Mr. Myers which provided for his employment as Senior Vice President, Strategic Marketing and Commercialization until December 2008. Under the employment agreement, we agreed to pay him base compensation of at least $330,000 per year. The agreement provided for benefits, the reimbursement of expenses and the payment of incentive compensation, which will be determined by our board of directors in its sole discretion. Additionally, upon the commencement of Mr. Myers’ employment, we granted him options to purchase 285,000 shares of our common stock at an exercise price of $14.28 per share that would have vested 50% on June 1, 2007 and ratably thereafter over the next six quarters. We were obligated to continue to pay Mr. Myers his base and incentive compensation and to continue his benefits for a period of nine months if he is terminated upon becoming disabled or for a period of 90 days upon his death. If Mr. Myers terminates his employment with us for good reason, or within six months of a change of control, or if we terminate Mr. Myers without cause, he was entitled to receive his base compensation for balance of his employment agreement, namely December 2008, and all stock options granted to him would have vested. Mr. Myers terminated his employment with us in January 2007 and thus no severance payments are owing to him.

Compensation of Directors

Our non-employee and independent outside directors each receive $5,000 for each fiscal quarter and receive 5,000 shares of restricted stock, or RSA’s, for a full year of service on the annual meeting date. New, independent members of the board receive 8,333 RSA’s in their first year of service in lieu of the 5,000 RSA’s noted in the prior sentence. In May 2006, Mr. Ashe, Ms. Bischoff, Dr. Horovitz and Mr. Van Riper each received 5,000 RSA’s. These RSA’s generally vest in three annual installments after the completion of each full year of service following such grant but became immediately exercisable upon the consummation of our exchange offer, which constituted a change of control under our 2000 Plan. In addition Mr. Podlesak received 8,333 shares of restricted stock upon joining our board in 2006. Our compensation committee members receive $1,000 for each meeting in which they participate with a limit of one such payment per quarter and the chairman of the compensation committee receives additional compensation of $500 per quarter. Our audit committee members receive $1,000 for each meeting in which they participate and the chairman of the audit committee receives additional compensation of $3,000 per quarter with a limit of one such payment per quarter. We have agreed to reimburse our directors for their reasonable expenses incurred in attending meetings of the board of directors and its committees. Dr. Lippa, the executive chairman, and Ms. Duncan, our Chief Executive Officer, did not receive any compensation for their membership on the board of directors in 2006.

The table below summarizes compensation information for each of our non-employee independent directors for fiscal year 2006. We have not included columns in the table below for non-equity incentive plan compensation or change in pension value and nonqualified deferred compensation earnings as we do not have such plans in place.

	Compensation Recognized for Year Ended December 31, 2006				Outstanding at December 31, 2006
Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(1)	Total	Options	Stock Awards
Patrick Ashe	$26,000	$5,450	$132,334	$163,784	121,200	5,000
Theresa A. Bischoff	28,000	5,450	100,139	133,589	39,300	5,000
Zola Horovitz, Ph.D.	34,000	5,450	132,334	171,784	89,300	5,000
Dennis Podlesak	15,000	9,084	-	24,084	-	8,333
Daniel S. Van Riper	43,000	5,450	146,602	195,052	57,150	5,000

(1) The directors are paid their equity compensation at the end of each annual term and therefore compensation related to the stock and option awards represents the expense recognized in the Company’s financial statements for the year ended December 31, 2006. Although the amounts reflected for the option awards appear large based upon our current market capitalization, the grants and fair value established were made at a point when our market capitalization was substantially higher. Please refer to the section “2006 Circumstances and Compensation Adjustments”. The grant date fair value of stock awards to each of the directors except Mr. Podlesak was $14,600 and for Mr. Podlesak was $24,332 during 2006.

Compensation Committee Interlocks and Insider Participation

During fiscal 2006, the compensation committee consisted of Dr. Horovitz (chairman), Mr. Ashe and Mr. Van Riper. No member of the compensation committee was an officer or employee of the Company during 2006 or was formerly an officer or employee of the Company. In addition, no executive officer of the Company served as a member of another entity’s board of directors or as a member of the compensation committee of another entity (or other board committee performing equivalent functions) during 2006, which entity had an executive officer serving on the board of directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2007, certain information regarding the beneficial ownership of our common stock by:

•	each person known by us to beneficially own 5% or more of a class of our common stock;

•	each of our directors;

•	each of our current executive officers; and

•	all our directors and executive officers of as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC (Rule 13d-3(d)(1) under the Exchange Act) and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares to which an individual or entity has the right to acquire beneficial ownership within 60 days of March 15, 2007, through the exercise of any warrant, stock option or other right. The inclusion in this calculation of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

The table below does not set forth any information with regard to former holders of Debentures that received shares of series C convertible preferred stock in the Exchange Offer as no such former holder has filed any report with respect to such securities with the Securities and Exchange Commission. Neither the shares of series C convertible preferred stock nor the shares of series D convertible preferred stock may be converted into shares of common stock unless and until the amendment to the Company’s Certificate of Incorporation described in this annual report is approved by the Company’s stockholders and filed with the Secretary of State for the State of Delaware. The shares of series C convertible preferred stock vote generally on an as-converted basis on all matters that may come before the Company’s common stockholders except for the consideration of the amendment to the Company’s Certificate of Incorporation described in this annual report that is subject to the consideration only of the Company’s holders of common stock. Neither series C convertible preferred stock, nor series D convertible preferred stock have any voting rights with respect to the amendment to the Company’s Certificate of Incorporation described in this annual report.

Unless otherwise specified below, each stockholder's address is c/o DOV Pharmaceutical, Inc., 150 Pierce Street, Somerset, NJ 08873.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class(1)
Prescott Group Capital Management, LLC(2) 1924 South Utica, Suite 1120 Tulsa, Oklahoma 74104-6529	2,397,970	9.0%
Paul Davis(2) Bosque Dd Durazino 127, Piso 10 Mexico D.F. 11700, Mexico	1,590,000	6.0
Arnold S. Lippa(3)	499,200	1.9
Patrick Ashe(4)	166,200	*
Zola Horovitz(5)	144,500	*
Daniel S. Van Riper(6)	62,150	*
Theresa A. Bischoff(7)	44,300	*
Barbara G. Duncan(8)	25,000	*
Dennis Podlesak (9)	8,333	*
Phil Skolnick(10)	-	*
Warren Stern(11)	-	*
All directors and executive officers as a group (9 persons)(12)	949,683	3.2

*	Less than one percent.

(1)
As of March 15, 2007, the number of outstanding shares of our common stock and common stock equivalents was 26,743,657. Such number of outstanding shares of common stock does not include any shares of series C or series D convertible preferred stock as such shares do not yet have the right to convert into shares of common stock.

(2)	The information reported herein is based solely upon public filings made with the SEC by or on behalf of the beneficial holders so listed.

(3)
Includes 499,200 shares of common stock. Excludes (i) options to purchase 280,600 shares of common stock that are currently vested but are subject to a restriction on exercise unless and until the amendment to the Certificate of Incorporation is approved by the Company’s stockholders and filed with the Secretary of State of the State of Delaware and (ii) warrants to purchase 559,983 shares of our common stock that will be distributed to holders of our outstanding common stock in one or more distributions or other transactions prior to July 1, 2007 that are not exercisable within 60 days of March 15, 2007.

(4)
Includes 45,000 shares of common stock and options to purchase 121,200 shares of common stock that are currently exercisable. Excludes warrants to purchase 50,479 shares of our common stock that will be distributed to holders of our outstanding common stock in one or more distributions or other transactions prior to July 1, 2007 that are not exercisable within 60 days of March 15, 2007.

(5)
Includes 55,200 shares of common stock and options to purchase 89,300 shares of common stock that are currently exercisable. Excludes warrants to purchase 61,921 shares of our common stock that will be distributed to holders of our outstanding common stock in one or more distributions or other transactions prior to July 1, 2007 that are not exercisable within 60 days of March 15, 2007.

(6)
Includes 5,000 shares of common stock and options to purchase 57,150 shares of common stock that are currently exercisable. Excludes warrants to purchase 5,609 shares of our common stock that will be distributed to holders of our outstanding common stock in one or more distributions or other transactions prior to July 1, 2007 that are not exercisable within 60 days of March 15, 2007.

(7)
Includes 5,000 shares of common stock and options to purchase 39,300 shares of common stock that are currently exercisable. Excludes warrants to purchase 5,609 shares of our common stock that will be distributed to holders of our outstanding common stock in one or more distributions or other transactions prior to July 1, 2007 that are not exercisable within 60 days of March 15, 2007.

(8)
Includes 25,000 shares of common stock. Excludes (i) options to purchase 724,500 shares of common stock that are currently vested but are subject to a restriction on exercise unless and until the amendment to the Certificate of Incorporation is approved by the Company’s stockholders and filed with the Secretary of State of the State of Delaware, (ii) warrants to purchase 28,044 shares of our common stock that will be distributed to holders of our outstanding common stock in one or more distributions or other transactions prior to July 1, 2007 that are not exercisable within 60 days of March 15, 2007, and (iii) options to purchase 75,000 shares of common stock that are not exercisable within 60 days of March 15, 2007.

(9)
Includes 8,333 shares of common stock. Excludes warrants to purchase 9,347 shares of our common stock that will be distributed to holders of our outstanding common stock in one or more distributions or other transactions prior to July 1, 2007 that are not exercisable within 60 days of March 15, 2007.

(10)
Excludes (i) options to purchase 740,000 shares of common stock that are currently vested but are subject to a restriction on exercise unless and until the amendment to the Certificate of Incorporation is approved by the Company’s stockholders and filed with the Secretary of State of the State of Delaware and (ii) options to purchase 50,000 shares of common stock that are not exercisable within 60 days of March 15, 2007.

(11)
Excludes (i) options to purchase 410,000 shares of common stock that are currently vested but are subject to a restriction on exercise unless and until the amendment to the Certificate of Incorporation is approved by the Company’s stockholders and filed with the Secretary of State of the State of Delaware and (ii) options to purchase 50,000 shares of common stock that are not exercisable within 60 days of March 15, 2007.

(12)
Includes 642,733 shares of common stock and options to purchase 306,950 shares of common stock that are currently exercisable. Excludes options to purchase 2,115,100 shares of common stock that are currently vested but not exercisable, warrants to purchase 720,993 shares of our common stock that will be distributed to holders of our outstanding common stock in one or more distributions or other transactions prior to July 1, 2007 that are not exercisable within 60 days of March 15, 2007 and options to purchase 175,000 shares of common stock that are not exercisable within 60 days of March 15, 2007.

Stock Option Plans

The following table provides information with respect to compensation plans under which equity compensation is authorized at December 31, 2006.

	Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issue
Equity Compensation Plans Approved by Shareholders	3,813,441	$7.98	719,985
Equity Compensation Plan Not Approved by Shareholders	285,000	14.28	—
Total	4,098,441	$8.84	719,985

1998 Stock Option Plan

Our 1998 Stock Option Plan, or 1998 Plan, adopted by our board of directors and approved by our stockholders in September 1998, provided for the issuance of 2,025,000 shares of our common stock. As of December 31, 2006, options to purchase 337,800 shares of our common stock were outstanding under our 1998 Plan. Options to purchase an aggregate of 805,110 shares of common stock have been exercised under our 1998 Stock Option Plan. Generally, options terminate on the tenth anniversary of the date of grant. All outstanding options are vested and exercisable. The Compensation Committee administers the 1998 Plan. We will not make any additional grants under our 1998 Plan.

Stock Option Grants to Phil Skolnick and Scott Myers

In connection with the commencement of Dr. Skolnick's employment with us in January 2001, we granted him stock options to acquire 405,000 shares of our common stock at an exercise price of $2.78 per share (such shares and price as adjusted for our subsequent 1.62-for-1 stock split). As of December 31, 2006, all the 250,000 options outstanding were vested. During 2006, Dr. Skolnick exercised 60,000 options.

In connection with the commencement of Mr. Myer's employment with us in December 2005, we granted him stock options to acquire 285,000 shares of our common stock at an exercise price of $14.28 per share. As of December 31, 2006, none were vested. Mr. Myer’s terminated his employment with us effective January 15, 2007 and all options were forfeited.

2000 Stock Option and Grant Plan

Our board of directors adopted, and our stockholders approved, our 2000 Stock Option and Grant Plan, or 2000 Plan, in November 2000. In May 2003, 2004, 2005 and 2006 our stockholders approved amendments to the 2000 Plan to increase the number of shares authorized for grant by 500,000, 750,000, 750,000 and 1,000,000 shares, respectively. The 2000 Plan now provides for the issuance of up to 4,692,090 shares of common stock plus that number of shares of common stock underlying any future termination, cancellation or reacquisition of options granted under the 1998 Stock Option Plan. As of December 31, 2006, options to purchase 3,218,351 shares of common stock and 68,333 restricted stock awards were outstanding and 719,985 shares of common stock were available for future grants under the 2000 Plan. Options to purchase an aggregate of 565,000 shares of common stock have been exercised under our 2000 Plan. Our compensation committee administers the 2000 Plan.

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

The 2000 Plan and all awards granted under the plan will terminate upon a merger, reorganization or consolidation, the sale of all or substantially all our assets or all our outstanding capital stock or a liquidation or other similar transaction, unless we and the other parties to such transactions agree otherwise. All participants under the 2000 Plan will be permitted to exercise before any such termination of all awards held by them that are then exercisable or will become exercisable upon the closing of the transaction. Awards granted under the 2000 Plan shall fully vest immediately prior to the consummation of certain events constituting a change of control, unless such accelerated vesting is waived in the individual agreements governing such awards. The Exchange Offer consummated on March 15, 2007 resulted in a change of control of the Company and, as such, approximately 1.1 million outstanding unvested options and 68,333 RSAs were immediately vested. This will result in a non-cash compensation charge in the first quarter of 2007 of approximately $6.1 million.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company's net operating loss carryforwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. The Company is presently subject to a general limitation on the annual utilization of carryforward tax benefits of approximately $3.2 million. As a result of the consummation of the Exchange Offer, it is likely that the Company’s ability to use these tax benefit carryforwards under the general limitation will be further restricted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2005, our then chief executive officer and president, Dr. Arnold Lippa, terminated his employment with us. As a result, the Company recorded a severance obligation of $790,000 as of June 30, 2005, of which approximately $557,000 was paid in 2006. Dr. Lippa remains as executive chairman of our board of directors.

In 2005 and 2006, Dr. Stern received 20,000 options to purchase common stock in Suven Life Sciences, the parent company to Asian Clinical Trials, and $10,000, respectively, for services he provided to Suven as a consultant. In 2006, Dr. Stern also served as a paid consultant to Asian Clinical Trials, which has provided CRO services to DOV in connection with certain of DOV’s clinical trials.

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

The aggregate fees and expenses billed for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers LLP, with respect to fiscal years ended 2005 and 2004 were as follows:

	Years Ended December 31,
	2006	2005
(1) Audit	$370,500	$323,670
(2) Audit Related	-	35,830
(3) Tax	75,600	140,700
(4) All Other	-	4,600
Total	$446,100	504,800

Audit fees include fees for the audit of our financial statements, quarterly reviews, review of significant agreements and transactions during the year. In 2006, the audit fee also includes the review of our implementation process for SFAS 123(R), the review of the accounting for our lease on the Somerset facility, the review of the accounting for our $10 million convertible debt exchange, the impact of our delisting from NASDAQ as well as an S-8 filing. In 2005, audit fees also include the audit fees for Nascime Ltd., our wholly-owned subsidiary, fees for review of the S-8 filing for our shareholder rights plan, fees for review of S-1 and S-3 filings, fees for review of our convertible debt offering and management’s assessment of the effectiveness of internal control over financial reporting at December 31, 2005 (Sarbanes-Oxley 404 compliance) and the effectiveness of internal control of financial reporting at December 31, 2005. Audit fees related to the Sarbanes-Oxley 404 compliance in 2005 totaled $115,000. In 2006 and 2005, tax related fees include fees for tax advice in relation to our former subsidiary Nascime, an analysis of the Section 382 limitations on the utilization of NOL’s, and tax impact on certain transactions and related footnote disclosures.

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

The following financial statements of DOV Pharmaceutical, Inc. and Report of PricewaterhouseCoopers LLP are included in this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ (Deficit)/ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

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

(b)	Reports on Form 8-K.

We filed the following current reports on Form 8-K during the fourth quarter of 2006:

Item Number	Filing Date
Item Nos. 3.01, 7.01, 8.01 and 9.01 Item Nos. 2.04, 3.01 and 8.01 Item Nos. 2.02 and 9.01 Item No. 8.01 Item No. 1.02 Item No. 1.01	October 11, 2006 October 30, 2006 November 14, 2006 November 14, 2006 December 11, 2006 December 13, 2006

(c)	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q on May 29, 2002 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Registrant (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q on May 29, 2002 and incorporated herein by reference).

3.3
Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Registrant classifying and designating the Series E Junior Participating Cumulative Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K on October 16, 2002 and incorporated herein by reference).

3.4	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of Registrant.

3.5	Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock of Registrant.

4.1	See Exhibits 3.1, 3.3, 4.3 and 4.4 for instruments defining the rights of holders of common stock of Registrant.

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

4.4	Amendment No. 1 dated as of January 24, 2007 to Shareholder Rights Agreement dated as of October 8, 2002, by and between Registrant and Continental Stock Transfer & Trust Co., as Rights Agent.

4.5
Indenture, dated December 22, 2004, between Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed December 23, 2004).

4.6	Specimen certificate for shares of Series C Convertible Preferred Stock, $1.00 par value per share, of Registrant.

4.7	Specimen certificate for shares of Series D Convertible Preferred Stock, $1.00 par value per share, of Registrant.

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
10.6
Joint Development and Operating Agreement dated as of January 21, 1999, by and among Registrant, Elan Corporation, plc, Elan International Services, Ltd., DOV Bermuda, Ltd. (formerly DOV Newco, Ltd.), and Nascime Limited as amended by that certain Termination Agreement referred to in item 10.23 (filed as Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-81484) on February 6, 2002 and incorporated herein by reference).1

10.7
Letter Agreement dated as of January 21, 1999, by and among Registrant, Elan Corporation, plc, Elan International Services, Ltd., and DOV Bermuda, Ltd. as amended by that certain Termination Agreement referred to in item 10.23 (filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

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

10.11
Registration Rights Agreement dated as of January 21, 1999, by and among Registrant, DOV Bermuda, Ltd. (formerly known as DOV Newco, Ltd.), and Elan International Services, Ltd. for shares of common stock received pursuant to the Joint Development and Operating Agreement referred to in 10.6 as amended by that certain Termination Agreement referred to in item 10.23 (filed as Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

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

10.17
2000 Stock Option and Grant Plan (filed as Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference) as amended by the Amended and Restated 2000 Stock Option and Grant Plan, the Second Amendment thereto (each filed as Appendix C to the Proxy Statement on April 28, 2004 and incorporated herein by reference), the Third Amendment thereto (filed as Appendix B to the Proxy Statement on April 25, 2005 and incorporated herein by reference), the Fourth Amendment thereto (filed as Appendix A to the Proxy Statement on April 18, 2006 and incorporated herein by reference) and the Fifth Amendment thereto (filed as Exhibit 10.48 to the Quarterly Report on Form 10-Q on August 9, 2006 and incorporated herein by reference).

Exhibit No.	Description
10.18
Stock Option Agreement dated as of July 10, 2000, by and between Registrant and Phil Skolnick for the grant of 250,000 stock options (filed as Exhibit 10.25 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-81484) on April 5, 2002 and incorporated herein by reference).

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

10.24
Restated Employment Agreement dated as of January 19, 2004, by and between Registrant and Phil Skolnick (filed as Exhibit 10.40 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

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

10.29	Audit Committee Charter dated March 6, 2006 (filed as Exhibit 10.29 to the Annual Report on Form 10-K on March 15, 2006 and incorporated herein by reference).

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

10.35
Exclusive License, Development and Commercialization Agreement, dated August 5, 2004, by and between MSD Warwick (Manufacturing) Ltd. and Registrant, terminated as of December 6, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 14, 2004).1

10.36
Registration Rights Agreement, dated December 22, 2004, among Registrant, Citigroup Global Markets, Inc., Banc of America LLC, and CIBC World Markets Corp. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed December 23, 2004).

10.37
Indenture, dated December 22, 2004, between Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed December 23, 2004).

10.38
Fifth Amendment to Lease Agreement dated November 15, 2004 by and among MSNW Continental Associates, LLC and Registrant (filed as Exhibit 10.56 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

10.39	Form of stock option agreement (filed as Exhibit 10.57 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

10.40
Amended and Restated Employment Agreement, dated as of May 23, 2005, by and between DOV Pharmaceutical, Inc. and Arnold S. Lippa (filed as Exhibit 10.1 to Form 8-K on May 27, 2005 and incorporated herein by reference).

10.41
Restricted Stock Award Agreement, dated as of May 23, 2005, by and between DOV Pharmaceutical, Inc. and Arnold S. Lippa (filed as Exhibit 10.2 to Form 8-K on May 27, 2005 and incorporated herein by reference).

10.42
Amendment Agreement dated August 5, 2005, between MSD Warwick (Manufacturing) Ltd. and Registrant, terminated as of December 6, 2006 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q on November 9, 2005 and incorporated herein by reference). 1

10.43	Employment Agreement, dated as of June 29, 2005, by and between DOV Pharmaceutical, Inc. and Leslie Hudson (filed as Exhibit 10.1 to Form 8-K on July 6, 2005 and incorporated herein by reference).

10.44
Employment Agreement, dated as of December 1, 2005, by and between DOV Pharmaceutical, Inc. and Scott Myers (filed as Exhibit 10.42 to the Annual Report on Form 10-K on March 15, 2006 and incorporated herein by reference).

10.45
Stock Option Agreement, dated as of December 1, 2005, by and between Registrant and Scott Myers (filed as Exhibit 10.43 to the Annual Report on Form 10-K on March 15, 2006 and incorporated herein by reference).

10.46
Sixth Amendment to Lease Agreement dated July 7, 2005 by and among MSNW Continental Associates, LLC and Registrant (filed as Exhibit 10.44 to the Annual Report on Form 10-K on March 15, 2006 and incorporated herein by reference).

10.47
Seventh Amendment to Lease Agreement dated September 7, 2005 by and among MSNW Continental Associates, LLC and Registrant (filed as Exhibit 10.45 to the Annual Report on Form 10-K on March 15, 2006 and incorporated herein by reference).

Exhibit No.	Description
10.48
Lease Agreement dated December 20, 2005 by and among Paragon 150 Pierce Street, LLC and Registrant as amended by the Lease Modification Agreement dated as of February 28, 2005 and the Second Lease Modification Agreement dated as of February 28, 2006 (filed as Exhibit 10.46 to the Annual Report on Form 10-K on March 15, 2006 and incorporated herein by reference).

10.49
Separation and General Release Agreement, dated May 4, 2006, by and between Robert Horton and Registrant (filed as Exhibit 10.47 to the Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference).

10.50
Separation and General Release Agreement, dated as of June 29, 2006, by and between Dr. Leslie Hudson and Registrant (filed as Exhibit 99.2 to Form 8-K on July 6, 2006 and incorporated herein by reference).

10.51
Amendment No. 1 to Employment Agreement, dated as of June 30, 2006, by and between Barbara Duncan and Registrant (filed as Exhibit 99.3 to Form 8-K on July 6, 2006 and incorporated herein by reference).

10.52
Amendment No. 1 to Employment Agreement, dated as of June 30, 2006, by and between Phil Skolnick and Registrant (filed as Exhibit 99.4 to Form 8-K on July 6, 2006 and incorporated herein by reference).

10.53	Amendment No. 1 to Employment Agreement, dated as of June 30, 2006, by and between Warren Stern and Registrant (filed as Exhibit 99.5 to Form 8-K on July 6, 2006 and incorporated herein by reference).

10.54
Form of Stock Option Agreement for stock options granted under the 2000 Stock Option and Grant Plan (filed as Exhibit 10.49 to the Quarterly Report on Form 10-Q on September 11, 2006 and incorporated herein by reference).

10.55	Amended and Restated License Agreement, dated December 7, 2006, by and between Registrant, Wyeth Holdings Corporation and Wyeth, acting through its Wyeth Pharmaceuticals Division.

10.56	License Agreement, dated December 7, 2006, by and between Registrant and Wyeth Holdings Corporation.

10.57	License Agreement, dated December 7, 2006, by and between Registrant, Wyeth Holdings Corporation and Wyeth, acting through its Wyeth Pharmaceuticals Division.

10.58	License Agreement, dated January 15, 2007, by and between Registrant and XTL Development, Inc. (portions of which are subject to confidential treatment request).

10.59	Letter Agreement, dated March 29, 2007, by and between Registrant and Warren Stern.

14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

14.2	Audit Committee Complaint Procedures (filed as Exhibit 14.2 to the Annual Report on Form 10-K on March 15, 2004 and incorporated herein by reference).

21.1	Subsidiaries of Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1
Certification of Chief Executive Officer and Principal Financial Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Chief Executive Officer and Principal Financial Officer of DOV Pharmaceutical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Previously filed with confidential treatment of certain provisions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOV Pharmaceutical, Inc.

DATE: MARCH 30, 2007	By:	/s/ BARBARA DUNCAN
Name: Barbara Duncan
Title: Chief Executive Officer and Treasurer DATE: MARCH 30, 2007

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barbara G. Duncan	Chief Executive Officer, Treasurer and Director	March 30, 2007
Barbara G. Duncan	(Principal Executive Officer, Principal Financial Officer)

/s/ Arnold S. Lippa	Executive Chairman of the Board of Directors	March 30, 2007
Arnold S. Lippa

/s/ Zola Horovitz	Director	March 30, 2007
Zola Horovitz

/s/ Patrick Ashe	Director	March 30, 2007
Patrick Ashe

/s/ Daniel S. Van Riper	Director	March 30, 2007
Daniel S. Van Riper

/s/ Theresa A. Bischoff	Director	March 30, 2007
Theresa A. Bischoff

/s/ Dennis Podlesak	Director	March 30, 2007
Dennis Podlesak

/s/ William Kaltnecker	Controller (Principal Accounting Officer)	March 30, 2007
William Kaltnecker

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DOV Pharmaceutical, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of DOV Pharmaceutical, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 30, 2007

DOV PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

Assets
Cash and cash equivalents	$35,088,467	$8,425,552
Marketable securities—short-term	7,203,327	89,126,835
Prepaid expenses and other current assets	2,644,230	2,011,051
Total current assets	44,936,024	99,563,438
Restricted cash—long-term	4,211,109	—
Property and equipment, net	1,214,189	623,520
Deferred charges, net	—	1,999,548
Total assets	$50,361,322	$102,186,506

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,465,141	$8,643,356
Accrued expenses	5,054,594	6,892,738
Deferred revenue - current	—	5,511,810
Deferred credit - current	257,313	—
Convertible subordinated debentures	16,021,600	—
Total current liabilities	23,798,648	21,047,904
Deferred revenue - non-current	—	20,439,633
Deferred credits - non-current	2,218,362	—
Convertible subordinated debentures	53,978,400	80,000,000
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—undesignated preferred stock,
$1.00 par value, 6,550,357 shares authorized, 0
shares issued and outstanding at December 31, 2006
and December 31, 2005	—	—
Common stock, $.0001 par value, 60,000,000 shares
authorized, 26,743,657 and 23,090,970 issued and
outstanding at December 31, 2006 and 2005,
respectively	2,674	2,309
Treasury stock, at cost; 31,450 common shares at
December 31, 2006	(66,985)	—
Additional paid-in capital	162,088,677	136,495,644
Accumulated other comprehensive loss	(5,170)	(298,411)
Accumulated deficit	(191,653,284)	(153,284,922)
Unearned compensation	—	(2,215,651)
Total stockholders’ deficit	(29,634,088)	(19,301,031)
Total liabilities and stockholders’ deficit	$50,361,322	$102,186,506

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004

Revenue	$25,951,443	$8,646,596	$2,542,381
Operating expenses:
License expense	—	—	2,500,000
Research and development expense	42,799,714	53,982,908	24,764,118
General and administrative expense	20,541,158	9,110,135	6,360,158

Loss from operations	(37,389,429)	(54,446,447)	(31,081,895)
Interest income	2,894,363	3,711,747	934,360
Interest expense	(4,007,955)	(2,501,676)	(2,953,986)
Debt conversion and other expense net	(5,611,929)	(4,415)	(7,855)

Net loss before tax	(44,114,950)	(53,240,791)	(33,109,376)
Income tax benefit	5,746,588	272,955	188,772
Net loss	$(38,368,362)	$(52,967,836)	$(32,920,604)

Basic and diluted net loss per share	$(1.55)	$(2.32)	$(1.67)

Weighted average shares used in computing basic and diluted net loss per share	24,703,333	22,837,265	19,729,765

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)/ EQUITY

	Series B Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit)/ Equity
Balance, December 31, 2003	$354,643	$1,649	$—	$103,013,813	$(67,396,482)	$(40,102)	$(28,228)	$35,905,293
Issuance of stock	—	67	—	9,964,938	—	—	—	9,965,005
Issuance of stock for exercise of options and warrants	—	82	—	1,135,644	—	—	—	1,135,726
Issuance of stock for conversion of preferred	(354,643)	57	—	354,586	—	—	—	—
Issuance of stock for conversion of debt	—	291	—	11,499,694	—	—	—	11,499,985
Amortization of unearned compensation, net	—	—	—	314,635	—	29,938	—	344,573
Issuance of options for services	—	—	—	(8,773)	—	8,773	—	—
Interest payable in convertible securities	—	—	—	2,225,679	—	—	—	2,225,679
Comprehensive loss:
Net loss, year ended December 31, 2004	—	—	—	—	(32,920,604)	—	—	(32,920,604)
Unrealized loss on marketable securities	—	—	—	—	—	—	(219,325)	(219,325)
Comprehensive loss	—	—	—	—	—	—	—	(33,139,929)
Balance, December 31, 2004	—	2,146	—	128,500,216	(100,317,086)	(1,391)	(247,553)	27,936,332
Issuance of stock for exercise of options and warrants	—	29	—	1,058,644	—	—	—	1,058,673
Issuance of stock for compensation	—	16	—	3,022,984	—	(3,023,000)	—	—
Issuance of stock for conversion of debt	—	118	—	4,024,520	—	—	—	4,024,638
Amortization of unearned compensation, net	—	—	—	—	—	808,740	—	808,740
Issuance of options for services	—	—	—	(194,504)	—	—	—	(194,504)
Interest payable in convertible securities	—	—	—	83,784	—	—	—	83,784
Comprehensive loss:
Net loss, year ended December 31, 2005	—	—	—	—	(52,967,836)	—	—	(52,967,836)
Unrealized loss on marketable securities	—	—	—	—	—	—	(50,858)	(50,858)
Comprehensive loss	—	—	—	—	—	—	—	(53,018,694
Balance, December 31, 2005	—	2,309	—	136,495,644	(153,284,922)	(2,215,651)	(298,411)	(19,301,031)
Common stock and stock based awards exercised	—	24	—	607,178	—	—	—	607,202
Issuance of stock for conversion of debt	—	344	—	15,657,521	—	—	—	15,657,865
Non-cash stock compensation	—	—	—	10,818,923	—	—	—	10,818,923
Common stock acquired for treasury	—	(3)	(66,985)	—	—	—	—	(66,988)
Adoption of SFAS 123R	—	—	—	(2,215,651)	—	2,215,651	—	—
Deferred cost related to debt conversion	—	—	—	(274,938)	—	—	—	(274,938)
Sale of state NOLs related to non-qualified options	—	—	—	1,000,000	—	—	—	1,000,000
Comprehensive loss:
Net loss, year ended December 31, 2006	—	—	—	—	(38,368,362)	—	—	(38,368,362)
Unrealized gain on marketable securities	—	—	—	—	—	—	293,241	293,241
Comprehensive loss	—	—	—	—	—	—	—	(38,075,121)
Balance, December 31, 2006	$—	$2,674	$(66,985)	$162,088,677	$(191,653,284)	$—	$(5,170)	$(29,634,088)

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net loss	$(38,368,362)	$(52,967,836)	$(32,920,604)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash amortization of premium paid on marketable securities	254,954	1,317,033	909,486
Non-cash interest expense	—	105,147	2,913,361
Depreciation of assets	553,746	531,170	221,109
Amortization of deferred charges	2,027,068	401,068	58,302
Non-cash compensation charges	10,802,447	808,740	29,938
Warrants, options and common stock issued for services	16,476	(194,504)	314,635
Non-cash debt conversion expense	5,657,865	—	—
Tenant allowance reimbursement	1,245,805	—	—
Changes in operating assets and liabilities:
Accounts receivable	—	355,969	(355,969)
Prepaid expenses and other current assets	294,233	(315,289)	(97,878)
Accounts payable	(6,178,215)	5,369,999	1,433,702
Accrued expenses	(1,838,144)	2,981,188	2,690,736
Deferred revenue	(25,951,443)	(6,646,596)	32,598,039
Net cash (used in) provided by operating activities	(51,483,570)	(48,253,911)	7,794,857

Cash flows from investing activities
Purchases of marketable securities	(113,128,845)	(139,579,923)	(125,039,485)
Sales of marketable securities	195,090,640	152,372,796	63,494,000
Establishment of restricted cash	(4,211,109)	—	—
Purchases of property and equipment	(1,144,415)	(678,271)	(332,578)
Net cash (used in) provided by investing activities	76,606,271	12,114,602	(61,878,063)

Cash flows from financing activities
Borrowings under convertible debenture, net of issuance costs	—	14,571,715	62,625,949
Proceeds from issuance of stock, net of cash costs	—	—	9,965,005
Sale of state NOLs related to non-qualified options	1,000,000	—	—
Treasury stock purchased	(66,988)	—	—
Proceeds from options and warrants exercised	607,202	1,058,673	1,135,726
Net cash provided by financing activities	1,540,214	15,630,388	73,726,680

Net increase (decrease) in cash and cash equivalents	26,662,915	(20,508,921)	19,643,474
Cash and cash equivalents, beginning of year	8,425,552	28,934,473	9,290,999
Cash and cash equivalents, end of year	$35,088,467	$8,425,552	$28,934,473

Supplemental disclosures of cash flow information
Interest paid	$2,000,000	$1,127,778	$3,818
Issuance of stock upon conversion of debt	$15,657,521	$4,024,638	$11,570,504

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

2. Liquidity and Going Concern

Since the Company’s inception, it has incurred significant operating losses and management expects that it will continue to do so for the foreseeable future. As of December 31, 2006, it had an accumulated deficit of $191.7 million. The Company has depended upon equity and debt financings and license fee and milestone payments from its collaborative partners and licensees to fund its operations and research and product development programs and expects to do so for the foreseeable future. The Company has projected that it has enough remaining capital (after funding the exchange offer described below) to fund operations through December 31, 2007, however the Company will continue to have capital needs. The Company intends to raise additional capital in 2007 through public or private financing or collaborative agreements; however, if adequate funds are not available to the Company as it needs them, the Company will be required to curtail significantly or eliminate at least temporarily one or more product development programs. These matters raise substantial doubt over the Company’s ability to continue as a going concern.

Convertible Debentures. In 2004 and 2005, the Company issued a total of $80.0 million of debentures of which $70.0 million in aggregate principal amount remains outstanding as of December 31, 2006. Effective at the opening of business on October 27, 2006, the Company’s common stock was delisted from The NASDAQ Global Market because it did not meet the aggregate market value of listed securities requirement of Marketplace Rule 4450(b)(1)(A). The delisting of the Company’s common stock from The NASDAQ Global Market constituted a “fundamental change” under the Indenture governing the debentures. As a result, the Company was obligated to make an offer to repurchase to all holders of the debentures under the Indenture at a price of $1,012.50 per $1,000 principal amount, representing such principal amount plus $12.50 of accrued but unpaid interest thereon (the “Offer to Repurchase”). Please refer to Note 7 for a description of the original terms of the debentures.

The Offer to Repurchase expired in January 2007. Through the expiration of the Offer to Repurchase, the Company received tenders of debentures in the aggregate principal amount of $67.8 million, representing approximately 96.9% of the $70.0 million in aggregate principal amount of outstanding debentures. Upon the expiration of the Offer to Repurchase, the Company did not have the capital necessary to pay the aggregate purchase price of approximately $68.7 million in principal amount for the Debentures that were tendered. As a result, no debentures were accepted for payment in connection with the Offer to Repurchase, and all of the debentures were returned to the holders and remained outstanding. The Company’s failure to pay for the debentures tendered for repurchase in the Offer to Repurchase constitutes an “event of default” under the Indenture, which could have resulted in the exercise of available remedies by the Trustee or the bondholders under the Indenture and/or applicable law. In particular, the Trustee or holders of at least 25% in aggregate principal amount of the debentures could have declared due and payable 100% of the principal amount of the debentures, plus any accrued and unpaid interest thereon, and each holder of a Debenture who tendered had the right under the terms of the Indenture to payment of the purchase price for such Debenture in connection with the Offer to Repurchase.

Recent Event. In March 2007, the Company consummated an exchange offer pursuant to which $67.5 million of the debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash. Additionally, the $2.5 million in principal amount of Debentures that remained outstanding after the consummation of the Exchange Offer was recently accelerated by the majority holder of such Debentures in accordance with the Indenture governing the Debentures and, on March 29, 2007, the Company repaid such Debentures at par plus accrued interest. In addition, the Company will distribute to holders of its common stock as of a date to be determined by its board of directors, and in any event prior to July 1, 2007, in one or more distributions or other transactions, warrants to purchase 30 million shares of its common stock. The exercise price will be approximately $0.523 per share. The warrants will be exercisable on or after July 1, 2007 until December 31, 2009. The Company expects to record a gain on debt extinguishment related to the Exchange Offer in the first quarter of 2007.

3. Significant Accounting Policies

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. The Company has evaluated its investment policies consistently with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and has determined that all its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders´ Equity under the caption "Accumulated Other Comprehensive Income (Loss)." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At December 31, 2006 and 2005, short-term marketable securities included $7.2 million and $21.2 million of investments, respectively, primarily comprised of investment grade asset-backed, variable-rate debt obligations, commercial paper.  Accordingly, the investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 28 days.  Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities, thus they are classified as short-term marketable securities.

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

Deferred Charges

 Deferred charges are issuance costs for the convertible debentures that were being amortized over seven years, that is, to the first put date, or earlier settlement date. However, due to the reclassification of the Company’s debentures to current liabilities as of September 30, 2006, the balance of these deferred charges of $1.9 million was charged to interest expense as of September 30, 2006. Please refer to Note 7.

Revenue Recognition

Revenue is recognized under collaboration or research and development agreements when services are performed or when contractual obligations and/or milestones are met and amounts are considered collectible. The Company has adopted the milestone payment method to account for milestone payments received pursuant to development agreements. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Cash received in advance of revenue recognition for license fees is recorded as deferred revenue and recognized when earned over the research and development period. On August 5, 2004, the Company entered into an agreement with Merck (and amended in August 2005) for the worldwide development and commercialization of all indications for DOV 21,947 and certain indications for DOV 216,303 in exchange for a $35.0 million up-front payment and the right to receive further payments of up to $420.0 million upon the achievement of certain milestones and royalties based on product net sales, if any. The up-front payment was deferred and amortized to revenue over the estimated research and development period. The time period of the development period was a significant estimate used in the preparation of the financial statements. In December 2006, the agreement with Merck was terminated and thus the remaining deferred revenue of $22.2 million was recognized as revenue in the fourth quarter of 2006.

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

The following represents a detail of amounts included in research and development expense:

	Years Ended December 31,
	2006	2005	2004

Payroll related and associated overhead	$14,191,190	$10,720,094	$5,773,704
Clinical and preclinical trial costs	26,730,979	41,525,596	18,103,432
Professional fees	1,282,157	1,128,136	503,789
Travel	595,388	609,082	383,193
Total research and development expense	$42,799,714	$53,982,908	$24,764,118

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. For certain periods, the Company has excluded the shares issuable on conversion of the convertible subordinated debentures, the convertible line of credit promissory note, outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are antidilutive as indicated in the table below.

	Years Ended December 31,
	2006	2005	2004

Net loss	$(38,368,362)	$(52,967,836)	$(32,920,604)

Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	24,703,333	22,837,265	19,729,765
Basic and diluted net loss per share	$(1.55)	$(2.32)	$(1.67)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Convertible subordinated debentures	3,076,923	3,516,484	2,857,143
Convertible line of credit promissory note	—	—	1,173,981
Options	4,098,441	3,540,966	2,646,176
Warrants	375,296	819,731	895,366
	7,550,660	7,877,181	7,572,666

Comprehensive Loss
	Years Ended December 31,
	2006	2005	2004
Net loss	$(38,368,362)	$(52,967,836)	$(32,920,604)
Net unrealized gain (losses) on marketable securities	293,241	(50,858)	(219,325)
Comprehensive loss	$(38,075,121)	$(53,018,694)	$(33,139,929)

Debt Conversion and Other Expense, net
	Years Ended December 31,
	2006	2005	2004
Debt conversion expense, net	$(5,657,865)	$—	$—
Other income (expense), net	45,936	(4,415)	(7,855)

Debt conversion and other expense, net	$(5,611,929)	$(4,415)	$(7,855)

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

Concentration of Credit Risk

Cash and cash equivalents are invested in deposits with significant financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $6.8 million of the Company's cash balance was uninsured at December 31, 2006.

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

Accounting Changes:  Variable Interest Entities

On February 28, 2006, the Company entered into a ten-year operating lease with a leasing entity for a 133,686 square-foot facility in Somerset, New Jersey which has served as the Company’s corporate headquarters and principal place of business since June 2006. The sole purpose of the leasing entity is to manage the Somerset facilities on behalf of its tenant(s) and is therefore considered a VIE as defined by FIN 46R. At December 31, 2006, the Company is the only tenant of the building and is therefore considered to hold a significant variable interest. With respect to the Company’s leasing arrangement, the Company has determined that it is not the primary beneficiary and accordingly is not required to consolidate the related assets and liabilities of the leasing entity. The Company’s maximum exposure to any potential losses, should they occur, associated with this VIE is limited to the Company’s standby letter of credit of $4.2 million and, where applicable, receivables for unused tentant allowance from this VIE, which, as of December 31, 2006, totaled approximately $1.3 million, which was collected in January 2007.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company will be as of the beginning of fiscal 2008. The Company is currently evaluating the impact this statement will have on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for the Company beginning January 1, 2008 and provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions. The Company does not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FIN 48, which is effective for the Company as of the interim reporting period beginning January 1, 2007. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority. The tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. The Company continues to evaluate the impact of FIN 48 on its consolidated financial statements. At this time, the Company does not believe the impact upon adoption of this standard will be significant to results of operations or financial position.

4. Stock-Based Compensation

1998 Stock Option Plan

The Company's 1998 Stock Option Plan (the "1998 Plan") was adopted by the Company's board of directors on September 10, 1998. Under the 1998 Plan, the Company has granted stock options to selected officers, employees, directors and consultants of the Company. The Company's board of directors administers the 1998 Plan. The 1998 Plan provided for the issuance of 2,025,000 shares of common stock. As of December 31, 2006, options to purchase 337,800 shares of common stock were outstanding under the 1998 Plan. As of October 15, 2000 all new option grants are issued under the 2000 Plan. The term of the options granted under the 1998 Plan is ten years. Awards under the 1998 Plan are fully vested.

2000 Stock Option and Grant Plan

The Company’s 2000 Stock Option and Grant Plan (the “2000 Plan”) was adopted by the Company’s board of directors on November 18, 2000, was amended and restated on March 28, 2002, and further amended on May 30, 2003, May 24, 2004, May 23, 2005,May 22, 2006 and May 30, 2006. The 2000 Plan provides for the granting of stock, stock options, restricted stock and stock appreciation rights. Under the 2000 Plan, the Company has granted options and restricted stock, or RSAs, to certain employees and non-employee advisors. The Company’s board of directors administers the 2000 Plan. Options granted under the 2000 Plan have a maximum term of ten years. Options issued generally vest either 25% on the first anniversary of grant and the balance ratably over the next three years or 50% 18 months after grant and the balance ratably quarterly over the next 18 months. The 2000 Plan also provides the Company’s board of directors with the discretion to accelerate exercisability of any award. In May 2006, the Company amended the 2000 Plan providing for the full acceleration and vesting of all outstanding options and RSAs immediately prior to a change of control of the Company. This change did not impact the fair value of the options and did not impact expense recognized under SFAS 123(R). The recently consummated Exchange Offer as discussed in Note 2 effected a technical change of control and pursuant to the 2000 Plan all outstanding options issued prior to January 2007 and restricted stock awards will be immediately accelerated. Thus the Company will recognize the total unrecognized compensation expense for these awards, if outstanding at the time of the change of control in the first quarter of 2007.

The Exchange Offer consummated on March 15, 2007 resulted in a change of control of the Company and as such approximately 1.1 million outstanding unvested options and 68,333 RSAs were immediately vested. This will result in a non-cash compensation charge in the first quarter of 2007 of approximately $6.1 million.

Employee and Director Grants

Prior to 2003, the Company granted stock options to employees and directors with an exercise price less than fair market value. These options gave rise to unearned compensation as of the date of the grant, which amount has been amortized to operations over the vesting period. These options resulted in a charge to operations of $1,389 and $29,938 in 2005 and 2004, respectively.

Non-Employee Options and Warrants

In February 2002, the Company issued 8,100 options to a non-employee consultant. 25% of the options vest at the end of each year for the next four years. The options resulted in a reduction of expenses in operations of $11,504 in 2005 and a charge to operations of $16,476 and $21,020 in 2006 and 2004, respectively.

The Company granted 64,800 options to non-employees for the year ended December 31, 2001. These options were valued at fair value and resulted in a reduction of expenses in operations of $183,000 in 2005 and a charge to operations of $293,616 in 2004.

Accounting

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate its prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under the Company’s 2000 Plan and non-plan awards based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. The Company has recorded $8.7 million of stock-based compensation expense, net of estimated forfeitures, during the year December 31, 2006. The Company recorded $2.1 million during the year ended December 31, 2006 of compensation expense related to RSAs. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Unearned compensation related to the RSAs of $2.2 million as of December 31, 2005 was eliminated to additional paid in capital as of January 1, 2006.

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

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the year ended December 31, 2006, the Company did not record any excess tax benefit generated from option exercises.

The table below summarizes the impact on the Company’s results of operations for the year ended December 31, 2006 of stock based compensation expense under the Company’s 2000 Plan and non-plan grants recognized under the provisions of SFAS 123(R).

Year Ended December 31, 2006

Research and development	$(2,863,840)
General and administrative	(5,885,426)
Stock based compensation	$(8,749,266)

Basic and diluted net loss per share	$(0.36)

For the year ended December 31, 2005 and 2004, if the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net loss would be as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004

Net loss as reported	$(52,967,836)	$(32,920,604)
Add: total stock-based employee compensation expense determined under APB No. 25	808,740	29,938
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(6,116,809)	(3,871,325)
Pro forma	$(58,275,905)	$(36,761,991)
Basic and diluted net loss per share:
As reported	$(2.32)	$(1.67)
Pro forma	$(2.55)	$(1.86)

For purposes of the computation of the fair value of each option award on the grant date using the Black-Scholes option pricing model, the following assumptions were used for each respective period:

Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.28% - 5.35%	3.73%-4.49%	3.78%-4.90%
Expected lives	6.25 years	6 years	6-10 years
Expected dividends	—	—	—
Expected volatility	52.30% - 74.86%	64.27%-67.90%	69.74%-76.27%

The expected term and volatility are highly subjective assumptions. The Company has reviewed its historical pattern of option exercises and has determined that there were no meaningful differences in option exercise activity among employee functions. The Company estimates the expected life of the options granted through review of historical exercise patterns for those options granted prior to January 1, 2006 and has used the SAB 107’s simplified method of estimating the expected life of option grants for ‘plain vanilla’ options granted in the year ended December 31, 2006. The Company estimates the expected volatility of its common stock based on its historical volatility as it did not view a combination of historical and implied a more meaningful volatility measure. The Company believes that historical volatility may be representative of future stock price trends. The risk-free rate assumption is determined using the Federal Reserve nominal rates of U.S. Treasury zero-coupon bonds with maturities similar to those of the expected terms of the award being valued. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004, respectively was $3.22, $10.56 and $10.88 per option. The total intrinsic value, determined as of the date of exercise, of options exercised in the year ended December 31, 2006, 2005 and 2004 was $2.9 million, $2.7 million and $6.2 million, respectively. The Company received $607,000, $1.1 million and $1.1 million in cash for option exercises in the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, there was $6.1 million, net of estimated forfeitures of $1.7 million, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all its equity compensation plans, which include stock options and RSAs. The recently consummated exchange offer as discussed in Note 2 effected a technical change of control and pursuant to the 2000 Plan all outstanding options issued prior to January 2007 and restricted stock awards will be immediately accelerated. Thus the Company will recognize the total unrecognized compensation expense for these awards, if outstanding at the time of the change of control in the first quarter of 2007.

The following is a summary of stock option activity for the years ended December 31, 2006, 2005 and 2004:

	Options	Weighted Average Options Exercise Price	Aggregate Intrinsic Value
Options outstanding, December 31, 2003	2,631,370	$5.51
Granted	610,750	$13.86
Exercised	(519,507)	$3.27	$6,160,182
Forfeited	(76,437)	$10.97
Options outstanding, December 31, 2004	2,646,176	$7.72
Granted	1,282,250	$16.75
Exercised	(231,520)	$4.57	2,672,852
Forfeited	(155,940)	$13.36
Options outstanding, December 31, 2005	3,540,966	$10.94
Granted	1,538,175	$5.33
Exercised	(201,400)	$3.01	2,926,993
Forfeited	(779,300)	$15.24
Options outstanding, December 31, 2006	4,098,441	$8.41	—
Options exercisable, December 31, 2006	2,125,063	$8.84	—

The total intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money as of December 31, 2006. As of December, 2006, the Company had 719,985 shares available for future grants. The following is a summary of outstanding stock options at December 31, 2006.

	Options Outstanding as of December 31, 2006			Options Exercisable as of December 31, 2006
	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

Price range $1.40-$11.30	6.6 years	2,310,141	$2.96	4.05 years	1,195,891	$3.69
Price range $11.31-$21.20	7.9 years	1,788,300	$15.46	7.29 years	929,172	$15.46
		4,098,441			2,125,063

The following is a summary of outstanding RSAs at December 31, 2006:

	Number	Weighted Average Fair Value (1)	Weighted Average Remaining Term
Nonvested, December 31, 2005	160,000	$18.89	3.1 years
Nonvested, December 31, 2006	68,333	$10.02	1.7 years

(1) Fair value is calculated at the date of the award and is not adjusted for current market values.

As of December 31, 2006, the total remaining unrecognized compensation cost related to RSAs amounted to $245,000.

5. Marketable Securities

Available-for-sale securities are classified as short-term regardless of their maturity date if the Company has them available to fund operations within one year of the balance sheet date. Auction-rate securities are highly liquid securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. These securities can either be debt or preferred shares. The following is a summary of marketable securities classified as "available-for-sale" securities as required by SFAS 115 as of December 31, 2006.

			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Less than 12 Months	Greater than 12 Months	Estimated Fair Value
Institutional money market	$24,088,103	$—	$—	$—	$24,088,103
Commercial paper	3,495,640	—	—	—	3,495,640

Amounts included in cash and cash equivalents	$27,583,743	$—	$—	$—	$27,583,743

Corporate debt	$7,208,497	$—	$(5,170)	$—	$7,203,327

Amounts included in marketable securities - short-term	$7,208,497	$—	$(5,170)	$—	$7,203,327

The following is a summary of the amortized cost and estimated value of debt securities by contractual maturity at December 31, 2006, excluding securities classified as cash and cash equivalents.

	Amortized Cost	Estimated Fair Value
Due in less than one year	$7,208,497	$7,203,327
Due between one and two years	—	—
Total	$7,208,497	$7,203,327

6. Property and Equipment

Property and equipment consist of the following at:
		December 31,
	Years	2006	2005

Furniture and fixtures	7	$631,459	$409,454
Machinery and equipment	2-5	546,331	1,183,067
Leasehold improvements	2-5	894,476	300,481
		2,072,266	1,893,002
Less accumulated depreciation		858,077	1,269,482
Property and equipment, net		$1,214,189	$623,520

7. Debt Convertible Subordinated Debentures

In December 2004 and January 2005, the Company completed a private placement of $80 million aggregate principal amount of 2.5% convertible subordinated debentures due January 15, 2025 of which $70.0 million in aggregate principal amount remained outstanding as of December 31, 2006.

Recent Event. In March 2007, the Company consummated an exchange offer pursuant to which $67.5 million in principal amount of the debentures were exchanged for series C and series D convertible preferred stock and $14.3 million in cash. Additionally, the $2.5 million in principal amount of debentures that remained outstanding after the consummation of the exchange offer was recently accelerated by the majority holder of such debentures in accordance with the indenture governing the debentures and, on March 29, 2007, we repaid such debentures at par plus accrued interest. Thus, the amount paid in cash for the principal repayment of the debentures has been classified as a current liability.

Original Terms of the Debentures. The holders of the debentures may require the Company to purchase all or a portion of their debentures on January 15, 2012, January 15, 2015 and January 15, 2020 (the investor repurchase dates) or upon the occurrence of a fundamental change, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, including liquidated damages, if any, to the purchase date. The debentures are unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the debentures. The Company will pay interest semi-annually of $1 million on January 15 and July 15 of each year, commencing July 15, 2005.

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

On July 26, 2006, the Company exchanged an aggregate of 3,445,000 shares of its common stock for an aggregate of $10 million in original principal amount of these debentures. The debentures and the shares of common stock originally issuable upon conversion thereof are registered for resale under the Securities Act. The Company has canceled the debentures received in the exchange transactions which reduced the aggregate bonds outstanding from $80 million in original principal amount to $70 million in original principal amount. This exchange was not done in accordance with the original conversion terms of the debentures. With this reduction in principal amount, the shares reserved for issuance upon conversion of the debentures has been reduced to 3,076,923 and semi-annual interest is reduced to $875,000.

The fair value of our subordinated convertible debentures, based on the price for the debentures at December 31, 2006 and 2005 approximated $34.7 million and $70.6 million respectively.

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

During 2004, the interest feature in the convertible promissory note was determined to include a beneficial conversion feature as the interest is convertible into shares of the Company or payable in cash at the option of EIS. The Company is accounting for this feature in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue 98-5 to Certain Convertible Instruments." The Company recorded $893,792 of additional interest expense associated with this beneficial conversion feature in 2004 with a corresponding increase in additional paid-in capital.

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

8. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005

Accrued investigator fees	$2,113,294	$2,473,676
Accrued professional fees	198,168	380,950
Accrued bonuses	650,120	1,131,940
Accrued severance and other	1,085,784	667,881
Accrued taxes	5,100	40,500
Accrued interest	797,222	922,222
Accrued payroll, vacation and other	204,906	1,275,569
	$5,054,594	$6,892,738

9. Income Taxes

No U.S. Federal taxes are payable at December 31, 2006 and 2005. However, as of December 31, 2006, the Company did have a $10,000 state tax liability computed under the New Jersey alternative minimum assessment regime.

During 2006 and 2005, the Company sold $72.0 million and $3.5 million, respectively, of state net operating loss (“NOL”) carryforwards under the New Jersey Tax Benefit Transfer Program. The net proceeds from the sale of the NOLs amounted to $5.6 million and $273,000, which are reported as a tax benefit in 2006 and 2005, respectively.

At December 31, 2006, the Company had approximately $140.0 million of federal and $49.7 million of state NOL carryforwards available to offset future taxable income. The federal and state NOL carryforwards will begin expiring in 2010 and 2013 if not utilized. The Company’s recently completed Exchange Offer discussed in Note 2 will significantly impair the Company’s ability to utilize these losses before their expiration. Please see discussion below. The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Included in the federal and state NOL carryforwards is approximately $13.0 million related to non-qualified stock option expense.

For financial reporting purposes, a valuation allowance of $68.5 million has been recorded at December 31, 2006, to fully offset the deferred tax asset related to these carryforwards in accordance with SFAS 109. SFAS 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized."

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company's net operating loss carryforwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. An ownership change occurs with respect to a corporation if it is a loss corporation on a testing date and, immediately after the close of the testing date, the percentage of stock of the corporation owned by one or more five-percent shareholders has increased by more than 50 percentage points over the lowest percentage of stock of such corporation owned by such shareholders at any time during the testing period. Under such section, the ability of the Company to use its existing tax loss and credit carryforwards (and certain other tax benefits) following an “ownership change” of the Company is generally limited to an annual amount equal to the product of the fair market value of the corporation’s stock immediately before the ownership change (subject to certain reductions) and the “long-term tax-exempt rate” in effect for the month in which the ownership change occurs. This general limitation on the use of tax benefit carryforwards can be increased or reduced respectively by the amount of “recognized built-in gains” (“RBIG”) or recognized “built-in losses” (“RBIL”) in the event the Company has “net unrealized built-in gains” (“NUBIG”) or “net unrealized built-in losses” (“NUBIL”), at the date of an ownership change. The Company is presently subject to a general limitation on the annual utilization of carryforward tax benefits of approximately $3.2 million. As a result of the consummation of the Exchange Offer discussed in Note 2, it is likely that the Company’s ability to use these tax benefit carryforwards under the general limitation will be further restricted.

The principal components of the deferred tax asset, assuming a 34% Federal tax rate and a 9% gross state tax rate, are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Fixed assets and intangible assets	$692,497	$592,805
Research and development expense amortization	7,715,346	9,570,480
Deferred other	—	11,159,120
Accrued other	8,065,514	392,361
Net operating loss carryforward	52,058,347	37,190,602
Total gross deferred tax assets	68,531,704	58,905,369
Valuation allowance	(68,531,704)	(58,905,369)
Net deferred tax assets	$—	$—

The net change in valuation allowance for 2006 and 2005 was an increase of approximately $9.5 million and $33.5 million respectively which is primarily the result of additional net operating losses incurred by the Company for which a benefit has not been recorded as well as the retroactive capitalization of certain research and development expenditures previously deducted. The Company's subsidiaries operating in Ireland did not incur income taxes in 2006 or 2005 based on current tax laws.

The difference between the Federal Statutory Rate (34%) and the effective tax rate (13%) is primarily due to the increase in valuation allowance in all periods presented and the sale of the state NOL carryforwards.

10. Equity Transactions

Common Stock

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

Warrants

At December 31, 2006, warrants to purchase 375,396 shares of the Company's common stock were outstanding with an exercise price of $10.00. All outstanding warrants are fully vested and expire in June 2009.

11. Employment Agreements

On May 23, 2005, the Company entered into a two-year employment agreement with Dr. Lippa, the Company’s then chief executive officer, which continued his existing agreement, with certain changes, that was extended in January 2005. Such changes include severance protection in the event of a termination of employment without cause or good reason equal to payment of base compensation for the greater of one year or the balance of the term of the agreement, subject to consulting obligations. In addition, the agreement includes a change in control severance protection equal to two years’ base compensation, elimination of a 2% bonus based upon gross proceeds in the event of a sale of the Company and elimination of incentive compensation for licensing. He was also awarded 60,000 RSAs under the Company’s 2000 stock option and grant plan, subject to ratable annual vesting over three years provided he remains as a director of the Company. As of July 28, 2005, Dr. Lippa’s employment as chief executive officer terminated thus requiring the Company to pay the contractual severance. As a result, the Company recorded a severance obligation of $790,000 as of June 30, 2005. Dr. Lippa is the executive chairman of the board of directors.

On June 29, 2005, the Company entered into a three-year employment agreement with Dr. Hudson as chief executive officer and president. Under the agreement, Dr. Hudson received a salary of at least $425,000 per annum and received, upon commencement of employment on July 28, 2005, 100,000 shares of restricted stock and 225,000 stock options, each vesting ratably annually over four years. Dr. Hudson also received a bonus of $85,000 in January 2006. The agreement provided for other benefits, including relocation allowances. For qualified events of severance, Dr. Hudson was entitled under the agreement to base compensation for the balance of his agreement subject to a minimum of one-year base compensation and an additional severance payment equal to his prior incentive bonus in the case of a termination following a change of control. On June 29, 2006, Dr. Hudson resigned as president and chief executive officer and as a member of the board of directors of the Company. DOV entered into a Separation and General Release Agreement with Dr. Hudson, dated as of June 29, 2006, pursuant to which the Company will make severance payments to Dr. Hudson in an aggregate amount equal to 24 months of basic compensation. Additionally, the 100,000 shares of RSAs granted to Dr. Hudson in connection with the commencement of his employment were vested and Dr. Hudson elected to have the tax withheld from the RSAs granted, thus DOV has agreed to remove any restrictions on 68,550 of such shares which are now fully-owned by Dr. Hudson and the remaining 31,450 shares were retired to treasury stock as the Company will pay in cash the tax withholding. As a result, the Company recorded a severance obligation of $953,000 and recorded non-cash compensation expense charge of $1.4 million related to the acceleration of the RSAs. In addition, in accordance with the provisions of Dr. Hudson’s employment agreement, all stock options held at the date of termination were subject to accelerated vesting. Upon termination, the Company recognized an accelerated non-cash compensation charge of $2.9 million due to the acceleration of vesting of these options. Dr. Hudson elected to forfeit these options. Both of these charges are included in general and administrative expense. The non-cash compensation charges are based on the fair value of the options and RSAs at the date of grant.

In May 2006, the employment of Robert Horton, the Company’s general counsel, was terminated. As part of his severance agreement, the Company agreed to pay base salary and benefits over the next 15 months and, pursuant to the provisions of his employment agreement, his unvested options have been vested and the exercise period for all outstanding options has been extended to at least December 31, 2007. The Company recorded a severance obligation of $456,000 as of June 30, 2006. The acceleration of Mr. Horton’s options resulted in a non-cash compensation charge of $1.1 million and is included in general and administrative expense. The non-cash compensation charge is based on the fair value of the options at the date of grant as opposed to current fair value.

On June 30, 2006, Ms. Barbara Duncan was promoted to president, continued as chief financial officer of the Company and will serve as a member of the board of directors. In connection with Ms. Duncan’s promotion, DOV entered into Amendment No. 1 with Ms. Duncan, dated as of June 30, 2006, to Ms. Duncan’s employment agreement, which was originally dated as of August 3, 2004. The amendment provides for Ms. Duncan’s service to DOV as president and chief financial officer until June 30, 2008. In connection with the execution of the amendment, Ms. Duncan was granted options to purchase 350,000 shares of DOV common stock at an exercise price of $2.12 per share that will vest ratably annually over four years. Such options, to the extent not vested, shall vest immediately upon a termination of Ms. Duncan’s employment by DOV without cause or a termination of employment by Ms. Duncan for good reason or within six months of certain events constituting a change of control of the Company. Additionally, in the event of a termination of Ms. Duncan’s employment by DOV without cause or a termination of employment by Ms. Duncan for good reason or within six months of certain events constituting a change of control of DOV, Ms. Duncan will be entitled to severance payments equal to the greater of (i) basic compensation for the period commencing on the date of such termination and ending June 30, 2008 and (ii) basic compensation for the period commencing on the date of such termination and ending on the date that is 12 months thereafter. In February 2007, Ms. Duncan title was changed to chief executive officer. Ms. Duncan will continue to serve as a member of the board of directors, treasurer and principal financial officer.

On June 30, 2006, Dr. Phil Skolnick was promoted to executive vice president and will continue to serve as chief scientific officer of the Company. In connection with Dr. Skolnick’s promotion, DOV has entered into Amendment No. 1 with Dr. Skolnick, dated as of June 30, 2006, to Dr. Skolnick’s restated employment agreement, which was originally dated as of January 9, 2004. The amendment provides for Dr. Skolnick’s service to DOV as Executive Vice President and Chief Scientific Officer until June 30, 2008. In connection with the execution of the amendment, Dr. Skolnick was granted options to purchase 350,000 shares of DOV common stock at an exercise price of $2.12 per share (the closing price on the grant date of June 30, 2006) that will vest ratably annually over four years. Such options, to the extent not vested, shall vest immediately upon a termination of Dr. Skolnick’s employment by DOV without cause or a termination of employment by Dr. Skolnick for good reason or within six months of certain events constituting a change of control of the Company. Additionally, in the event of a termination of Dr. Skolnick’s employment by DOV without cause or a termination of employment by Dr. Skolnick for good reason or within six months of certain events constituting a change of control of the Company, Dr. Skolnick will be entitled to severance payments equal to the greater of (i) basic compensation for the period commencing on the date of such termination and ending June 30, 2008 and (ii) basic compensation for the period commencing on the date of such termination and ending on the date that is 12 months thereafter. Dr. Skolnick’s annual basic compensation was not altered by the amendment and will remain at $344,000 for 2006. In February 2007, Dr. Skolnick’s title was changed to president. Dr. Skolnick will continue to serve as chief scientific officer.

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

12. Savings and Investment Plan

The Company adopted the DOV Pharmaceutical, Inc. 401(k) Savings and Investment Plan (the "401(k) Plan"), effective January 1, 2002, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is a defined contribution plan established to provide retirement benefits for all employees who have attained 21 years of age.

The 401(k) Plan is employee funded up to an elective annual deferral and also provides an option for the Company to contribute to the 401(k) Plan at the discretion of the 401(k) Plan's trustees. During the years ended December 31, 2006, 2005 and 2004, the Company did not contribute to the 401(k) Plan.

13. Significant Agreements

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

In December, 2006, the Company entered into three separate and distinct license agreements with Wyeth that together modified the terms of the existing licenses. Under the amended licensing arrangements, the Company gained an exclusive license to certain additional Wyeth intellectual property to allow it to develop products incorporating the three compounds for the treatment of human diseases, disorders and conditions except for the treatment of vasomotor symptoms in certain areas of women’s health. The Company granted to Wyeth an exclusive license to certain DOV intellectual property to allow Wyeth to develop products incorporating the three compounds for the treatment of vasomotor symptoms in those areas of women’s health, provided that the parties agreed to negotiate to jointly develop and commercialize any such products. The Company remains obligated to pay royalties as well as milestones as detailed above for each of the three compounds. In addition, the Company is obligated to pay milestones of $2.25 million upon NDA (or equivalent) approval in the United States, Europe or Japan for any product containing DOV 21,947 or DOV 102,677, but only if such milestone becomes payable prior to payment of the $4.5 million milestone payable on an NDA (or equivalent) approval for DOV 216,303. Any milestone payments made with respect to DOV 21,947 or DOV 102,677 reduce, dollar-for-dollar, DOV's $4.5 million milestone obligation for DOV 216,303.

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

XTL Agreement

On January 15, 2007, the Company entered into an agreement with XTL Development, Inc., or XTL, relating to bicifadine. Under the agreement the Company granted XTL the exclusive right to develop products incorporating bicifadine for the treatment of human diseases, disorders and conditions, except for treatment of symptoms in certain areas of women’s health. The Company received an up-front payment of $6.5 million, of which $5.0 million was paid to Wyeth as a result of the acceleration of a milestone payable pursuant to our agreement with Wyeth.  Additionally, XTL was required to make a $1.0 million payment within 30 days if the Company successfully transferred to XTL an existing investigational new drug application and certain program documentation relating to bicifadine, which was completed and thus payment made in February 2007.  Total up-front and milestone payments by XTL under the agreement could exceed $130.0 million if all milestones are achieved, with escalating low double-digit royalties on annual net sales of bicifadine.  At its election, XTL may make certain non-royalty payments, including milestone payments, to the Company in shares of freely tradeable stock of XTL’s parent company, XTL Biopharmaceuticals Ltd. XTL will fund future research, development, manufacturing and commercialization costs of bicifadine.

Merck Agreement

On August 5, 2004, the Company entered into a license agreement with a subsidiary of Merck & Co. Inc., or Merck, for the worldwide development and commercialization of DOV 21,947 for all therapeutic indications and of DOV 216,303 for the treatment of depression, anxiety and addiction. The agreement became effective in September 2004. Additionally, Merck obtained rights of first offer and refusal regarding a licensing agreement for DOV 102,677 under certain circumstances and for additional consideration. The parties agreed to work together to clinically develop licensed product and DOV reserved the right to co-promote the sales of product in the United States to psychiatrists and other specialists who treat depression.

Under the agreement, DOV received a $35.0 million up-front licensing payment. In addition, the Company is entitled to receive milestone payments of up to $420.0 million, as well as royalties on worldwide net sales, if any. In accordance with the Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” the Company has evaluated the arrangement to determine if the deliverables are separable into units of accounting and then applied applicable revenue recognition criteria.  The Company has determined that the license and the collaboration are a single element for accounting purposes.  As the Company had a continuing obligation with respect to collaboration on development of product candidates, until an NDA is filed, the up-front payment was deferred and amortized into revenue over the estimated research and development period of 72 months. In December 2006, Merck and DOV terminated the agreements and as such the remaining deferred revenue of $22.2 million was taken into revenue immediately.

Operating Leases

In February 2006, the Company committed to a ten year operating lease for 133,686 sq. feet facility in Somerset, New Jersey which has served as its corporate headquarters and principal place of business since May 2006. In connection with this lease the Company has entered into a stand-by letter of credit facility for $4.2 million to serve as collateral for its performance under the lease. The Company also leases various office and transportation equipment under operating leases with terms ranging from one to three years.

As of December 31, 2006, the total non-cancelable future minimum rental payments under the above-mentioned leases are as follows:

Year ending December 31,
2007	$2,865,231
2008	2,856,733
2009	2,848,849
2010	2,848,849
$11,419,662

Rent expense incurred for office space and equipment leases amounted to $3,122,510, $699,588 and $406,838 for the years ended December 31, 2006, 2005 and 2004.

14. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2006 and 2005. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

	Quarters Ended
	Mar 31	Jun 30	Sep 30 (a)	Dec 31(b)
2006	(In thousands, except per share data)
Revenue	$1,378	$1,280	$1,083	$22,210
Net income (loss) before tax	(20,269)	(20,615)	(17,496)	14,265
Net income (loss)	(20,269)	(20,615)	(17,496)	20,010
Basic net income (loss) per share	$(0.87)	$(0.88)	$(0.68)	$0.75
Diluted net income (loss) per share	$(0.87)	$(0.88)	$(0.68)	$0.69

2005
Revenue	$2,059	$3,832	$1.378	$1,378
Net loss before tax	(9,108)	(11,218)	(15,710)	(17,205)
Net loss	(9,108)	(11,218)	(15,710)	(16,932)
Basic and diluted net loss per share	$(0.41)	$(0.49)	$(0.68)	$(0.73)

(a) In the third quarter of 2006, the Company issued 3,445,000 shares of common stock in exchange for $10 million in original principal amount of its convertible subordinated debentures. As a result of the exchange, and as required by SFAS 84 “Induced Conversions of Convertible Debt, the Company recorded a $5.7 million non-cash charge related to the fair value of the additional shares issued to induce the exchange.

(b) In the fourth quarter of 2006 the Company’s agreement with Merck was terminated thus the remaining deferred revenue of $22.2 million was taken into revenue immediately. In addition, in the fourth quarter of 2006, the Company sold historical net operating losses pursuant to the New Jersey Economic Development Authority technology business tax certificate program for which the Company recorded a net $5.7 million tax benefit.