Form 10-Q
period 2007-03-31
DOV PHARMACEUTICAL INC
filed 2007-05-15
CIK 1066833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

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

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-accelerated Filer ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

On May 10, 2007, there were outstanding 26,743,657 shares of the registrant’s common stock, par value $0.0001 per share.

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended March 31, 2007

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

PART I - FINANCIAL INFORMATION

ITEM I. Financial Statements

DOV PHARMACEUTICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$6,263,525	$35,088,467
Marketable securities—short-term	15,149,040	7,203,327
Prepaid expenses and other current assets	917,887	2,644,230
Total current assets	22,330,452	44,936,024
Restricted cash—long-term	4,211,109	4,211,109
Property and equipment, net	1,139,800	1,214,189
Total assets	$27,681,361	$50,361,322

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,270,824	$2,465,141
Accrued expenses	2,948,591	5,054,594
Deferred credit - current	257,313	257,313
Convertible subordinated debentures	—	16,021,600
Total current liabilities	5,476,728	23,798,648
Deferred credits - non-current	2,189,126	2,218,362
Convertible subordinated debentures	—	53,978,400
Issuable warrants	4,600,000	—
Series C convertible preferred stock, $1.00 par value, 560,000 shares authorized, 439,784 and 0 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	32,903,380	—
Series D convertible preferred stock, $1.00 par value, 560,000 authorized shares, 100,000 and 0 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	6,326,980	—
Commitments and contingencies
Stockholders’ deficit:
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, 0 shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.0001 par value, 60,000,000 shares authorized, 26,743,657 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2,674	2,674
Treasury stock, at cost; 31,450 common shares at March 31, 2007 and December 31, 2006	(66,985)	(66,985)
Additional paid-in capital	167,986,078	162,088,677
Accumulated other comprehensive loss	(960)	(5,170)
Accumulated deficit	(191,735,660)	(191,653,284)
Total stockholders’ deficit	(23,814,853)	(29,634,088)
Total liabilities and stockholders’ deficit	$27,681,361	$50,361,322

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Revenue	$7,967,714	$1,377,953
Operating expenses:
Research and development expense	6,859,144	17,878,936
General and administrative expense	4,513,626	4,010,222
License expense	5,500,000	—
Loss from operations	(8,905,056)	(20,511,205)
Interest income	512,964	835,583
Interest expense	(90,924)	(599,977)
Gain on extinguishment of convertible debentures and other income, net	8,400,640	6,632
Net loss	$(82,376)	$(20,268,967)
Basic and diluted net loss per share	—	$(0.87)
Weighted average shares used in computing basic and diluted net loss per share	26,687,472	23,199,611

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net loss	$(82,376)	$(20,268,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(8,390,182)	—
Non-cash amortization of premium paid on marketable securities	(27,718)	224,443
Depreciation	74,389	102,024
Amortization of deferred (credits)/charges	(29,236)	99,977
Non-cash compensation charges	5,897,401	2,099,313
Warrants, options and common stock revalued for services	—	80,894
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,726,343	102,398
Accounts payable	(194,317)	(493,402)
Accrued expenses	(2,106,003)	(493,227)
Deferred revenue	—	(1,377,953)
Net cash used in operating activities	(3,131,699)	(19,924,500)
Cash flows from investing activities
Purchases of marketable securities	(33,389,695)	(24,007,300)
Sales of marketable securities	25,475,910	47,590,000
Establishment of line of credit for property lease	—	(4,211,109)
Purchases of property and equipment	—	(22,639)
Net cash (used in)/provided by investing activities	(7,913,785)	19,348,952
Cash flows from financing activities
Redemption of convertible debentures	(17,779,458)	—
Proceeds from options exercised	—	593,302
Net cash (used in)/provided by financing activities	(17,779,458)	593,302
Net (decrease)/increase in cash and cash equivalents	(28,824,942)	17,754
Cash and cash equivalents, beginning of period	35,088,467	8,425,552
Cash and cash equivalents, end of period	$6,263,525	$8,443,306

NON-CASH FINANCING ACTIVITIES

On March 15, 2007, as a result of the consummation of the Exchange Offer, the Company exchanged $67.5 million in principal amount of its 2.5% convertible subordinated debentures for 439,784 shares of series C convertible preferred stock with an estimated value of $38.1 million, 100,000 shares of series D convertible preferred stock with an estimated value of $7.5 million and cash of $13.5 million. Pursuant to the Exchange Offer, the Company will also issue warrants to purchase up to 30,000,000 shares of common stock to its common stockholders with an estimated valued of $4.6 million.

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Organization

DOV Pharmaceutical, Inc. (“DOV” or the “Company”) was incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000.

DOV is a biopharmaceutical company focused on the discovery, in-licensing and development of novel drug candidates for central nervous system disorders. The Company has several product candidates in clinical development. These product candidates target depression, alcohol abuse, pain, insomnia and angina and hypertension. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the United States but it also conducts clinical studies outside the United States.

2. Liquidity/Going Concern

In March 2007, the Company consummated an exchange offer pursuant to which $67.5 million in principal amount of DOV’s outstanding convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash (the “Exchange Offer”). Additionally, the $2.5 million in principal amount of debentures that remained outstanding after the consummation of the Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). Although the Company estimates that it has sufficient remaining capital to fund operations through December 31, 2007, it will continue to have capital needs. The Company intends to raise additional capital in 2007 through public or private financing or collaborative agreements; however, if adequate funds are not available to DOV as it needs them, DOV will be required to curtail significantly or eliminate at least temporarily one or more product development programs. These matters raise substantial doubt over the Company’s ability to continue as a going concern.

3. Significant Accounting Policies

Basis of Presentation

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments), except for stock compensation and adjustments to reflect the redemption of the convertible debentures, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2007.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported assets, liabilities, revenues, earnings, financial position and various disclosures. Significant estimates have included stock-based compensation expense, value of convertible preferred stock issued in the Exchange Offer and warrants issuable to common stockholders in relation to the Exchange Offer as described below, the value of investments, the valuation allowance recorded for deferred tax assets and the development period for the Company’s products. Actual results could differ from those estimates and the differences could be material.

Deferred Credit

Deferred credits include the tenant allowance received from DOV’s landlord and the straight-lining of future rent escalations under the operating lease agreement. Both of these items are amortized over the life of the lease.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company has excluded the shares issuable on conversion of the series C and series D convertible preferred stock, convertible subordinated debentures, outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are antidilutive as indicated in the table below.

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Net loss	$(82,376)	$(20,268,967)
Basic and diluted:
Weighted -average shares used in computing basic and diluted net loss per share	26,687,472	23,199,611
Basic and diluted net loss per share	—	$(0.87)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Series C convertible preferred stock	84,027,426	—
Series D convertible preferred stock	19,102,612	—
Convertible subordinated debentures	—	3,516,484
Options	4,210,686	3,617,816
Warrants	375,296	819,631
	107,716,020	7,953,931

Comprehensive Loss

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Net loss	$(82,376)	$(20,268,967)
Net unrealized gains on marketable securities and investments	4,210	133,567
Comprehensive loss	$(78,166)	$(20,135,400)

Concentration of Credit Risk

Cash and cash equivalents are invested in deposits with financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $2.3 million of the Company's cash balance was uninsured at March 31, 2007.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company will be as of the beginning of fiscal 2008. The Company is currently evaluating the impact this statement will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for the Company beginning January 1, 2008 and provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions. The Company is currently evaluating the impact this statement will have on its consolidated financial position or results of operations.

Accounting Changes

In July 2006, the FASB issued FASB Interpretation No.48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practices associated with certain aspects of recognition and measurement related to accounting for income taxes. The Company adopted the provisions of FIN 48 as of January 1, 2007, and has analyzed its filing positions in all open tax years in jurisdictions where it may be obligated to file returns. The Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company’s policy is to recognize interest and/or penalties related to income tax matter in income tax expense. The Company had no accrual for interest or penalties at March 31, 2007. As of January 1, 2007 the Company had no unrecognized tax benefit and there was no significant change during the three months ended March 31, 2007. In addition, future changes in unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.

Since its inception, the Company has generated net operating losses (“NOLs”) for tax purposes and to date has not utilized its NOLs to offset income tax liabilities. Hence all prior tax return years of the Company remain open for audit purposes.

Variable Interest Entities, or VIE

On February 28, 2006, the Company entered into a ten-year operating lease with a leasing entity for a 133,686 square-foot facility in Somerset, New Jersey which has served as the Company’s corporate headquarters and principal place of business since June 2006. The sole purpose of the leasing entity is to manage the Somerset facilities on behalf of its tenant(s) and is therefore considered a VIE as defined by FIN 46R. At March 31, 2007, the Company is the only tenant of the building and is therefore considered to hold a significant variable interest. With respect to the Company’s leasing arrangement, the Company has determined that it is not the primary beneficiary and accordingly is not required to consolidate the related assets and liabilities of the leasing entity. The Company’s maximum exposure to any potential losses, should they occur, associated with this VIE is limited to the Company’s standby letter of credit of $4.2 million.

Risks and Uncertainties

The Company is subject to risks common to companies in the biopharmaceutical industry, including but not limited to successful commercialization of product candidates, protection of proprietary technology and compliance with U.S. Food and Drug Administration, or FDA, regulations.

4. Stock-Based Compensation

The Company's 2000 Stock Option and Grant Plan (the "2000 Plan") was adopted by the Company's board of directors on November 18, 2000 and amended on March 28, 2002, May 30, 2003, May 24, 2004, May 23, 2005, May 22, 2006 and May 30, 2006. The 2000 Plan provides for the granting of stock, stock options, restricted stock and stock appreciation rights. Under the 2000 Plan, the Company has granted options and restricted stock to certain employees, directors and non-employee advisors. The Company's board of directors administers the 2000 Plan. Options granted under the 2000 Plan have a maximum term of ten years. Options issued generally vest 25% on the first anniversary of grant and the balance ratably over the next three years. The 2000 Plan also provides the Company's board of directors with the discretion to accelerate the exercisability of any award. The Exchange Offer completed on March 15, 2007 discussed in note 7 below constituted a change of control under the 2000 Plan and all outstanding options issued prior to January 2007 and restricted stock awards were immediately accelerated pursuant to the terms of the 2000 Plan. Thus the Company recognized the total unrecognized compensation expense of $5.9 million for the outstanding awards that accelerated due to this change in control in the first quarter of 2007. As of March 31, 2007, the Company had 607,710 shares available for future grants.

	Options	Weighted Average Options Exercise Price	Aggregate Intrinsic Value (millions)
Options Outstanding, December 31, 2006	4,098,441	$8.41
Granted	572,000	0.39
Exercised	—	—
Forfeited	459,725	10.84
Options Outstanding, March 31, 2007	4,210,716	$7.06	—
Options Exercisable, March 31, 2007	3,673,716	$7.73	—

The total intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money as of March 31, 2007. The following is a summary of outstanding stock options at March 31, 2007:

	Options Outstanding as of March 31, 2007			Options Exercisable as of March 31, 2007
	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

Price range $0.00 - $0.39	9.8 years	537,000	$0.39	—	—	—
Price range $0.40 - $10.80	6.3 years	2,210,841	$2.97	6.3 years	2,210,841	$2.97
Price range $10.81 - $21.20	7.4 years	1,462,875	$15.69	7.4 years	1,462,875	$15.69
		4,210,716			3,673,716

5. Research and Development Expense

Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead.

The following represents a detail of amounts included in research and development expense:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Payroll related and associated overhead	$5,110,889	$5,201,286
Clinical and preclinical development costs and manufacturing supplies	1,593,834	12,021,745
Professional fees	154,421	655,905
Total research and development expense	$6,859,144	$17,878,936

6. Marketable Securities and Investments

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. The Company has evaluated its investment policies in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and has determined that all its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption "Accumulated Other Comprehensive Income (Loss)." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At March 31, 2007 and December 31, 2006, short-term marketable securities included $15.1 million and $7.2 million of investments, respectively, primarily comprised of investment grade asset-backed, variable-rate debt obligations (auction rate securities) and commercial paper.

7. Convertible Subordinated Debentures and Equity Issuance

In December 2004 and January 2005, the Company completed a private placement of $80 million in aggregate principal amount of 2.5% convertible subordinated debentures due January 15, 2025, of which $70.0 million in aggregate principal amount remained outstanding as of December 31, 2006 and none remained outstanding as of March 31, 2007.

In March 2007, the Company consummated the Exchange Offer pursuant to which $67.5 million in principal amount of its convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash, which included accrued interest of $843,000. Additionally, the $2.5 million in principal amount of debentures that remained outstanding after the consummation of the Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). In addition, on or about May 24, 2007, the Company will distribute to holders of record of its common stock at the close of business on May 10, 2007 warrants to purchase up to 30 million shares of its common stock. The exercise price will be $0.523 per share. The warrants will be exercisable on and after July 1, 2007, or later in certain circumstances, until December 31, 2009, unless sooner redeemed, and are classified as a liability on the Company’s financial statements. Once the Company registers the common stock underlying the warrants then the warrants will be reclassified to stockholders’ equity.

The exchange transaction falls under the guidance of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”. The difference between the amount of the face value of the debentures and the fair value of the assets given to the debenture holders in the Exchange Offer of $8.4 million is recorded as a gain on debt extinguishment in the first quarter of 2007. The fair value of the series C and the series D convertible preferred stock was estimated at $38.1 million and $7.5 million, respectively, with a significant amount of the value reflecting the value of the underlying common stock. The balance reflected is reduced by the Exchange Offer expenses of $1.8 million and the estimated value of the warrants to be issued to common shareholders of approximately $4.6 million. The Company estimated the fair value of the warrants using a Black-Scholes methodology. Significant assumptions included the Company’s closing stock price as of March 15, 2007 of $0.37 per share and a volatility factor of 87%. The fair value of the warrants will fluctuate due to many factors, including, but not limited to, the fair value of the Company’s common stock and the volatility in the underlying common stock. The liability will be revalued at each balance sheet date to reflect the current fair value of the warrants. The value is expected to fluctuate significantly from quarter to quarter as the majority of the value in the liability relates to the Company’s current stock price, the term of the warrants and the fact that the Company’s common stock is volatile.

Terms of Series C Preferred Stock. The 439,784 shares of series C convertible preferred stock votes with the common stock on an as-converted basis and has certain class voting rights. The series C has an initial liquidation preference of $100 per share and is convertible into 191.02612143 shares of common stock per share. The series C convertible preferred stock is mandatorily convertible upon the earlier of (i) 30 days following the filing of an amendment increasing the Company’s authorized common stock and (ii) a qualified financing, provided that the foregoing amendment to the Company’s certificate of incorporation has been filed.

Terms of Series D Preferred Stock. The 100,000 shares of series D convertible preferred stock has no voting rights and no liquidation preference. The series D convertible preferred stock is not mandatorily convertible and may not convert into common if conversion would result in beneficial ownership in excess of 9.9% of the Company’s voting capital stock for the converting holder. The series D is convertible into 191.02612143 shares of common stock per share, or a total of 19,102,612 shares as of March 31, 2007.

Recent Event. On May 11, 2007, the Company filed an amendment to its certificate of incorporation increasing the number of shares of common stock authorized for issuance by the Company to 260,000,000. As such the 439,784 outstanding shares of series C convertible preferred stock will be converted into 84,027,426 common shares on or before June 11, 2007. This will result in an increase to the Company’s stockholders’ equity by the book value of the preferred stock, or $32.9 million.

Original Terms of the Debentures. The holders of the debentures may have required the Company to purchase all or a portion of their debentures on January 15, 2012, January 15, 2015 and January 15, 2020 (the investor repurchase dates) or upon the occurrence of a fundamental change, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, including liquidated damages, if any, to the purchase date. The debentures were unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the debentures. The Company paid interest semi-annually of $1 million on January 15 and July 15 of each year, commencing July 15, 2005. The Company had reserved 3,516,484 shares of common stock for issuance upon conversion of the debentures. The Company incurred issuance costs related to this private placement of approximately $2.8 million, which were recorded as other assets and were amortized to interest expense through the first investor repurchase date of the debentures. However, due to the reclassification of the Company’s debentures to current liabilities the balance of these deferred charges of $1.9 million was charged to interest expense as of September 30, 2006.

On July 26, 2006, the Company exchanged an aggregate of 3,445,000 shares of its common stock for an aggregate of $10 million in original principal amount of these debentures. The debentures and the shares of common stock originally issuable upon conversion thereof were registered for resale under the Securities Act. The Company canceled the debentures received in the exchange transactions which reduced the aggregate bonds outstanding from $80 million in original principal amount to $70 million in original principal amount.

8. Significant Agreements

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

Under the agreement, DOV received a $35.0 million up-front licensing payment. In addition, the Company was entitled to receive milestone payments of up to $420.0 million, as well as royalties on worldwide net sales, if any. In accordance with the Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” the Company evaluated the arrangement to determine if the deliverables were separable into units of accounting and then applied applicable revenue recognition criteria.  The Company determined that the license and the collaboration were a single element for accounting purposes.  As the Company had a continuing obligation with respect to collaboration on development of product candidates, until an NDA is filed, the up-front payment was deferred and amortized into revenue over the estimated research and development period of 72 months. In December 2006, Merck and DOV terminated its license agreement and as such the remaining deferred revenue of $22.2 million was taken into revenue in the fourth quarter of 2006.

XTL Agreement

On January 15, 2007, the Company entered into an agreement with XTL relating to bicifadine. Under the agreement the Company granted XTL the exclusive right to develop products incorporating bicifadine for the treatment of human diseases, disorders and conditions, except for treatment of symptoms in certain areas of women’s health. The Company was entitled to receive an up-front payment of $6.5 million, of which $1.5 million was paid directly to DOV and $5.0 million was paid directly to Wyeth as a result of the acceleration of a milestone payable pursuant to the Company’s agreement with Wyeth.  In addition, the Company paid to Elan Corporation plc (“Elan”) $500,000 pursuant to the Company’s agreement with Elan. Additionally, XTL was required to make a $1.0 million payment within 30 days if the Company successfully transferred to XTL an existing investigational new drug (“IND”) application and certain program documentation relating to bicifadine. Such transfers were completed and XTL made such payment to the Company in February 2007.  Total up-front and milestone payments by XTL under the agreement could exceed $130.0 million if all milestones are achieved, with escalating low double-digit royalties on annual net sales of bicifadine.  At its election, XTL may make certain non-royalty payments, including milestone payments, to the Company in shares of freely tradeable stock of XTL’s parent company, XTL Biopharmaceuticals Ltd. XTL will fund future research, development, manufacturing and commercialization costs of bicifadine.

The Company’s agreement with XTL resulted in the evaluation of three separate elements for revenue recognition purposes. Two elements, the license and the R&D services, were delivered during the first quarter. The remaining element represented certain administrative services, which are being completed throughout the first and second quarters, resulting in additional, but insignificant, revenue related to this arrangement being applicable to the second quarter.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition together with our unaudited financial statements and related notes contained elsewhere in this report.

Liquidity/Going Concern

In March 2007, we consummated an Exchange Offer pursuant to which $67.5 million in principal amount of DOV’s outstanding convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash, which included $843,000 of accrued interest. Additionally, the $2.5 million in principal amount of debentures that remained outstanding after the consummation of the Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). Please refer to note 7 to our financial statements included under Part I. Item I of this Form 10-Q. Although we estimate that we have remaining capital to fund operations through December 31, 2007, we will continue to have capital needs. We intend to raise additional capital in 2007 through public or private financing or collaborative agreements; however, if adequate funds are not available to us as we need them, we will be required to curtail significantly or eliminate at least temporarily one or more product development programs. These matters raise substantial doubt over our ability to continue as a going concern.

Executive Overview

We are a biopharmaceutical company focused on the discovery, in-licensing and development of novel drug candidates for central nervous system, or CNS, disorders. Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of March 31, 2007, we had an accumulated deficit of $191.7 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

We anticipate that our quarterly results of operations will fluctuate for several reasons, including the timing and extent of research and development efforts, the timing of milestone, license fee and royalty payments and the timing and outcome of regulatory approvals.

In pursuing our strategy, we enter into collaboration and/or license agreements with strategic partners from time to time. We currently have relationships with Neurocrine Biosciences, Inc. (“Neurocrine”), XTL and Wyeth. In 1998, we sublicensed the worldwide development and commercialization of indiplon to Neurocrine in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine filed two NDAs for indiplon for the treatment of insomnia in April and May 2005. The FDA issued an approvable letter for a 5 mg and 10 mg IR formulation and a non-approvable letter for a 15 mg MR formulation in May 2006. Neurocrine plans to resubmit its NDA for indiplon capsules by the end of the second quarter of 2007. All descriptions of Neurocrine’s clinical development and clinical trial results for indiplon are based solely on Neurocrine’s public disclosures through May 4, 2007.

On January 15, 2007, we entered into an agreement with XTL relating to bicifadine. Under the agreement we granted XTL the exclusive right to develop products incorporating bicifadine for the treatment of human diseases, disorders and conditions, except for treatment of symptoms in certain areas of women’s health. We received an up-front payment of $6.5 million, of which $5.0 million was paid to Wyeth as a result of the acceleration of a milestone payable pursuant to our agreement with Wyeth.  In addition, we paid to Elan $500,000 pursuant to our agreement with them. Additionally, XTL was required to make a $1.0 million payment to DOV within 30 days if we successfully transferred to XTL an existing IND and certain program documentation relating to bicifadine. Such transfers were completed and XTL made such payment to us in February 2007.  Total up-front and milestone payments by XTL under the agreement could exceed $130.0 million if all milestones are achieved, with escalating low double-digit royalties on annual net sales of bicifadine.  XTL will fund future research, development, manufacturing and commercialization costs of bicifadine.  As the up-front payment was not associated with continuing obligations from us, the payment was recorded as revenue in the first quarter of 2007.

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

Our operating expenses consist primarily of license expense, costs associated with research and development and general and administrative costs associated with our operations. Research and development expense consists primarily of compensation and other related costs of our personnel dedicated to research and development activities, clinical and preclinical trial expenses, including toxicology studies, costs of manufacturing clinical and preclinical trial materials, and professional fees related to clinical trials and patent strategy and prosecution. General and administrative expense consists primarily of the costs of our senior management, finance and administrative staff, business insurance, professional fees, including fees associated with investment bankers and lawyers engaged to advise us in relation to our debentures, and costs associated with being a public reporting entity. The recently consummated Exchange Offer effected a technical change of control and pursuant to the 2000 Plan, all outstanding options issued prior to January 2007 and restricted stock awards were immediately accelerated. Thus the Company recognized a non-cash compensation charge in the first quarter of 2007 of approximately $5.9 million.

In 2007 our research and development expenses are expected to be reduced from 2006 and will be funded with our existing cash. However, we will need additional funding to continue our program development and operations. For DOV 21,947, we initiated a Phase I clinical trial in April 2007 and intend to initiate a Phase II clinical trial in August 2007. We intend to select an uptake inhibitor development candidate from our preclinical pipeline in the second quarter of 2007, file an IND for the selected compound with the FDA in early 2008 and undertake the necessary expenditures to enable initiation of a Phase I clinical study in the first half of 2008.

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

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenue. Our revenue for the three months ended March 31, 2007 was comprised of the $7.5 million received from XTL pursuant to the licensing of bicifadine on January 15, 2007 and from reimbursement of certain costs incurred by us for services provided during the transition period following the consummation of the licensing transaction. Our revenue for the three months ended March 31, 2006 was comprised of $1.4 million of amortization of the $35.0 million up-front fee we received on the signing of the license, research and development agreement for our collaboration with Merck. The up-front payment was deferred and amortized to revenue over the estimated research and development period of 72 months. In December 2006, the license agreement was terminated. Thus the remaining deferred revenue was recognized during the fourth quarter of 2006 upon such termination and thus no revenue was recorded in the first quarter of 2007.

Research and Development Expense. Research and development expense decreased $11.0 million to $6.9 million for the first quarter of 2007 from $17.9 million for the comparable period in 2006. Approximately $10.4 million of the decrease was associated with decreased clinical development costs of $10.1 million for bicifadine, $278,000 for DOV 273,547 and $64,000 for DOV 102,677. The remaining decrease in research and development expense related to decreased travel expenses of $357,000 and professional fees of $501,000 offset by an increase in payroll and associated overhead expense of $424,000. The increase in payroll and associated overhead is primarily the result of an increase in non-cash stock compensation of $2.3 million related to the acceleration of certain stock options as a result of the change of control effected by the consummation of the Exchange Offer, offset by a net decrease in payroll related expenses for a decrease in headcount of approximately 54 employees from the comparable period in 2006. The net decrease in professional fees primarily related to consulting fees, recruitment fees and legal fees related to patents.

General and Administrative Expense. General and administrative expense increased $503,000 to $4.5 million for the first quarter of 2007 from $4.0 million for the comparable period in 2006. The increase was primarily attributable to an increase of $822,000 in payroll and related benefits, $271,000 in rent, offset by decreased office and related expenses of $297,000 and $211,000 in professional fees. The increase in payroll and associated overhead is primarily the result of an increase in non-cash stock compensation of $1.5 million related to the acceleration of certain stock options as a result of the change of control effected by the consummation of the Exchange Offer, offset by a net decrease in payroll related expenses for a decrease in headcount of approximately 11 employees from the comparable period in 2006. Of the $297,000 decrease in office and related expenses, $161,000 is related to decreased marketing research expenses.

License Expense. License expense for the first quarter of 2007 is comprised of the $5.0 million paid to Wyeth and $500,000 paid to Elan in connection with the licensing of certain rights to bicifadine to XTL in January 2007. As these milestone payments are prior to FDA approval, the entire amount was expensed in the first quarter of 2007.

Interest Income. Interest income decreased $323,000 to $513,000 in the first quarter of 2007 from $836,000 in the comparable period in 2006 primarily due to lower average cash balances, offset by higher effective interest rate yield.

Interest Expense. Interest expense decreased $509,000 to $91,000 from $600,000 in the comparable period in 2006 primarily due to the completion of the Exchange Offer and the exchange transactions in the third quarter of 2006 which reduced the aggregate bonds outstanding from $80 million in original principal amount to $70 million in original principal amount. Please refer to note 7 of our financial statements included under Part I, Item 1of this Form 10-Q.

Gain on Extinguishment of Convertible Debentures and Other Income,Net. In March 2007, we consummated the Exchange Offer pursuant to which $67.5 million in principal amount of our outstanding convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash, which included interest of $843,000. The exchange transaction falls under the guidance of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The difference between the amount of the face value of the debentures and the fair value of the assets given up in the exchange of $8.4 million is recorded as a gain on debt extinguishment in the first quarter of 2007. Please refer to note 7 to our financial statements included under Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

At March 31, 2007, our cash and cash equivalents and marketable securities totaled $21.4 million as compared with $42.3 million at December 31, 2006. The decrease in cash balances at March 31, 2007 resulted primarily from approximately $17.8 million of cash used in consummating the Exchange Offer and redeeming the remaining debentures.  At March 31, 2007, we had working capital of $16.9 million compared with $21.1 million at December 31, 2006. Although we estimate that we have remaining capital to fund operations through December 31, 2007, we will continue to have capital needs. We intend to raise additional capital in 2007 through public or private financing or collaborative agreements; however, if adequate funds are not available to us as we need them, we will be required to curtail significantly or eliminate at least temporarily one or more product development programs. These matters raise substantial doubt over our ability to continue as a going concern.

Net cash used in operations during the quarter ended March 31, 2007 amounted to $3.1 million as compared to $19.9 million in the same period of 2006. The decrease in cash used in operations resulted primarily from the decrease in clinical development activities and the reduction of personnel. Net non-cash expense related to stock-based compensation and depreciation and amortization expenses was $5.9 million in the three months ended March 31, 2007 and $2.6 million in the comparable period in 2006.

Net cash used in investing activities during the quarter ended March 31, 2007, was $7.9 million as compared to $19.3 million provided by investing activities during the same period in 2006. This fluctuation resulted primarily from the timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. In February 2006, we committed to a ten-year operating lease for a 133,686 square foot facility in Somerset, New Jersey which has served as our corporate headquarters and principal place of business since June 2006. In connection with this lease, we entered into a stand-by letter of credit facility for $4.2 million to serve as collateral for our performance under the lease and as such this cash is not available to us through March 2016.

Net cash used in financing activities during the quarter ended March 31, 2007 was $17.8 million as compared to $593,000 provided by financing activities in the comparable period in 2006. In March 2007, we consummated the Exchange Offer pursuant to which $67.5 million in principal amount of our convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash, which included $843,000 of accrued interest which is not classified as a financing activity. Additionally, the $2.5 million in principal amount of Debentures that remained outstanding after the consummation of the Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). The Company incurred approximately $1.8 million for costs related to the Exchange Offer.

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

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to March 31, 2007, are as follows:

	Payments Due by Period
	Less than 1 Year	1- 3 Years	3- 5 Years	More Than 5 Years	Total
Operating leases	$2,862,338	$5,703,216	$6,001,833	$12,257,558	$26,824,945
Other contractual liabilities(1)	607,441	95,263	—	—	702,704
Total	$3,469,779	$5,798,479	$6,001,833	$12,257,558	$27,527,649

(1)
We have entered into contracts with an investment banker and a real estate broker. The contracts will require substantial fees upon the successful closing of certain transactions in relation to either an acquisition of our assets or equity or the sublease of all or part of our existing facility. These amounts have been excluded from the table as the costs are not quantifiable or certain at this time.

The table above excludes future milestones and royalties (as summarized in the table below) that may be owed to Wyeth, Elan and Biovail Laboratories, Inc., under terms of existing agreements as payments are contingent upon future events. We do not expect to pay any royalties under these agreements in 2007.

	Milestone Payments			Royalty/Payments on Net Sales, if Any
	NDA Filing	NDA Approval or Marketing Authorization	Upon License or Introduction to Market
Bicifadine	—	$4,500,000	$500,000	5.5%
DOV 21,947(1)	—	$2,250,000	—	—
DOV 102,677(1)	—	$2,250,000	—	—
DOV 216,303(1)	—	$4,500,000	—	3.5%
DOV Diltazem	—	$3,000,000	—	Up to $7.5 million
Ocinaplon	$2,500,000	$4,500,000	$2,000,000	3.5%

(1) We are obligated to pay milestones upon NDA (or equivalent) approval in the United States, Europe or Japan, but only if such milestone becomes payable prior to payment of the $4.5 million milestone payable on an NDA (or equivalent) approval for DOV 216,303. Any milestone payments made with respect to DOV 21,947 or DOV 102,677 reduce, dollar-for-dollar, our $4.5 million milestone obligation for DOV 216,303.

The table also excludes any severance or termination payments that would be due to certain of our employees under their employment contracts should they be terminated without cause or terminate following a change of control, as defined in their agreements, prior to the expiration of their contract term as the amounts are not determinable at this time. If on March 31, 2007 the relevant employees were terminated without cause the amounts due pursuant to these contracts would have been $860,000. We file our employment agreements with our current and former executive officers with the SEC and these agreements are available at www.sec.gov.

Accounting Changes

In July 2006, the FASB issued FASB Interpretation No.48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practices associated with certain aspects of recognition and measurement related to accounting for income taxes. We adopted the provisions of FIN 48 as of January 1, 2007 and have analyzed our filing positions in all open tax years in jurisdictions where we may be obligated to file returns. We have identified our Federal tax return and our state tax return in New Jersey as “major” tax jurisdictions, as defined. We believe that our income tax filing position and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

Recent Accounting Pronouncements

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

ITEM 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out by management as of March 31, 2007, under the supervision and with the participation of our chief executive officer. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective.

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

At March 31, 2007, we had cash and cash equivalents and marketable securities of $21.4 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses and capital requirements until December 31, 2007. We will require additional funding to continue our research and development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We intend to raise additional capital in 2007 through public or private financing or collaborative agreements; however, if adequate funds are not available to us as we need them, we will be required to curtail significantly or eliminate at least temporarily one or more product development programs. These matters raise substantial doubt over our ability to continue as a going concern.

Mandatory conversion of our series C convertible preferred stock will result in dilution to our common stockholders and may cause our common stock’s price to decline.

The shares of series C convertible preferred stock issued in connection with the Company’s recently consummated Exchange Offer will convert into approximately 84.0 million shares of common stock on or before June 11, 2007. In addition, the shares of our series D convertible preferred stock are convertible into approximately 19.1 million shares of common stock at any time unless such conversion would result in beneficial ownership in excess of 9.9% of the Company’s voting capital stock by the converting holder. Sales of these additional shares of common stock, which generally will have no restriction on trading, may cause our common stock’s price to decline. In addition, future growth and increases in the value of the Company as a whole will be shared by a significantly larger number of shares of common stock.

Our common stock is currently quoted on the Pink Sheets, which will result in more limited trading opportunities for holders of our common stock, increased volatility and additional difficulty in raising capital in the future if needed.

Our common stock is no longer traded on The NASDAQ Global Market. Instead, it is currently quoted on the Pink Sheets. Although this trading venue offers holders of our common stock the opportunity to trade, our stock price may be highly volatile. Moreover, it is unlikely that any significant long-term institutional holdings will develop through these trading venues. Trading on the Pink Sheets will also likely present additional difficulties in the event we need to raise additional capital in the future as most institutions prefer to invest in a common stock that is traded on a national securities exchange.

Our stock price may be volatile and the market price of our common stock may decline.

Our stock price has been particularly volatile in the past. Following the release of results from our completed Phase III clinical trial of bicifadine in patients with chronic low back pain, or CLBP, our stock price experienced a substantial decline from the previous day’s close price of $14.69 to $7.92. Further, following our partner Neurocrine’s announcement regarding the FDA review and approval process for indiplon, our stock price experienced another decline from the previous day’s close price of $7.05 to $3.02 and further declined upon the July 31, 2006 announcement of our notice of NASDAQ listing requirement deficiencies and the October 26, 2006 announcement that we would no longer be listed for trading on a national securities exchange.

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

•
regulatory developments or enforcement in the United States and foreign countries, such as the result of the May 2006 FDA issuance of an approvable letter (for the 5mg and 10mg IR doses) and a non-approvable letter (for the 15mg MR dose) for the indiplon NDA filings;

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

Since our inception in April 1995 through March 31, 2007, we have incurred significant operating losses and, as of March 31, 2007, we had an accumulated deficit of $191.7 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses may increase in the foreseeable future as we:

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

In April and May 2006, we announced the results of our Phase III clinical trial of bicifadine for the treatment of chronic lower back pain, CLBP, study 020.  Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study at any of the three doses tested.  In October 2006, we announced the interim results of our second Phase III clinical trial of bicifadine for CLBP, study 021. Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study and we therefore stopped the dosing in this study. We also recently stopped the dosing in the long-term safety trial, study 022, and following the execution of our sublicense agreement with XTL for bicifadine, we have transitioned the bicifadine program to XTL for further development.

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

On May 18, 2006, we reduced our workforce to 74 employees from 111 employees in order to lower our cost structure as part of a reorganization of operations and to appropriately align our operations with its current stage of drug development and research. This reduction in force was made as a result of the postponement by us of certain clinical trials and other development activities for bicifadine. In October 2006, we announced the interim results of our second Phase III clinical trial of bicifadine for CLBP, study 021. Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study and we therefore stopped the dosing in this study. We also recently stopped the dosing in the long-term safety trial, study 022. In addition, our sublicense of bicifadine to XTL in January 2007 resulted in the further reduction of the time and resources necessary for the development of bicifadine. We are continuing to perform certain activities related to bicifadine on behalf of XTL and once these are complete, we may determine to further reduce our workforce.  Any reduction in workforce is accompanied by risk of litigation, which if initiated or successful, could harm our business and financial position.

We have experienced a substantial decline in our workforce and we may continue to experience such declines given the uncertainty of our current business situation.

From May 19, 2006 through May 4, 2007, our workforce has declined to 41 employees from 74 employees. With the uncertainty of our business situation, we expect to have further declines. With the employee base that we currently have, we believe we will complete the transition activities agreed to with XTL for bicifadine in the second quarter of 2007. Further reductions in workforce will not only result in delays in initiating clinical studies but could also result in increased costs associated with hiring outside consultants.

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

From January 1999 until October 2003, Elan and we were engaged in developing controlled release formulations of bicifadine and ocinaplon pursuant to our joint venture. In October 2003, we acquired from Elan 100% ownership of Nascime, the joint venture's operating subsidiary, and the product candidates bicifadine and ocinaplon. This acquisition ended our involvement with Elan in the nearly five-year joint venture. In March 2003, we and Biovail terminated our collaboration for DOV diltiazem and in December 2006, we and Merck terminated our collaboration for DOV 21,947 and DOV 216,303.

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

We depend on independent clinical investigators and contract research organizations, or CROs, to assist in the conduct of our clinical trials under their agreements with us. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, it will delay the approval of our FDA applications and our introduction of new drugs. The CROs we contract with to assist with the execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Failure of the CROs to meet their obligations could adversely affect clinical development of our products. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us, which could harm our competitive position.

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

Because some of our product candidates are protected by patents that have expired or will expire in the near term, we may be required to rely solely on the Hatch-Waxman Act for market exclusivity.

A number of patents that we licensed from Wyeth have expired, including certain composition of matter patents that provide protection for the use of DOV 216,303 for the treatment of depression and the use of bicifadine for the treatment of pain. Patents protecting intermediates useful in the manufacture of ocinaplon are due to expire in 2007. The numerous patent applications pending and others in preparation covering our compounds, even if filed and approved, may not afford us adequate protection against generic versions of our product candidates or other competitive products. In the event we achieve regulatory approval to market any of our product candidates and we are unable to obtain adequate patent protection for the ultimate marketed product, we will be required to rely to a greater extent on the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity. The Hatch-Waxman Act generally provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting filing of an abbreviated NDA, or ANDA, by a generic competitor for up to five years after the drug is first approved. The Hatch-Waxman Act, however, also accelerates the approval process for generic competitors using the same active ingredients once the period of statutory exclusivity has expired. It may also in practice encourage more aggressive legal challenges to the patents protecting approved drugs. In addition, because some of our patents have expired, third parties may develop competing product candidates using our product compounds and if they obtain regulatory approval for those products prior to us, we would be barred from seeking an ANDA for those products under the Hatch-Waxman Act for the applicable statutory exclusivity period.

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

The use of our product candidates in clinical trials and the sale of any approved products may expose us to a substantial risk of product liability claims and the adverse publicity resulting from such claims. These claims might be brought against us by study participants or, once a drug has received regulatory approval and is marketed, by consumers, health care providers, pharmaceutical companies or others selling our products. If we cannot successfully defend ourselves against these claims, we may incur substantial losses or expenses, or be required to limit the commercialization of our product candidates. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $10 million per occurrence and $10 million in the aggregate. Our insurance coverage, however, may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us would decrease our cash and could cause our stock price to fall.

ITEM 6. Exhibits

(a)	Exhibits.

The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit No.

31.1
Certification of Chief Executive Officer and Principal Financial Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Chief Executive Officer and Principal Financial Officer of DOV Pharmaceutical, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOV Pharmaceutical, Inc.

Date: May 15, 2007	By:	/s/ BARBARA DUNCAN
Name: Barbara Duncan
Title: Chief Executive Officer and Principal Financial Officer

DOV Pharmaceutical, Inc.

Date: May 15, 2007	By:	/s/ WILLIAM C. KALTNECKER
Name: William C. Kaltnecker
Title: Chief Accounting Officer and Controller