Form 10-Q
period 2007-06-30
DOV PHARMACEUTICAL INC
filed 2007-08-08
CIK 1066833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007

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

On August 1, 2007, there were outstanding 110,753,889 shares of the registrant’s common stock, par value $0.0001 per share.

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended June 30, 2007

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: may, will, should, expect, intend, plan, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors currently known by us about which we cannot be certain or even relatively confident. Actual results or events will surely differ and may differ materially from our forward-looking statements as a result of many factors, some of which we may not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

•	raise substantial additional capital in order to fund operations;

•	obtain and maintain all necessary patents, licenses and other intellectual property rights;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet our development schedule for our product candidates, including with respect to clinical trial initiation, enrollment and completion;

•	meet applicable regulatory standards and receive required regulatory approvals on our anticipated time schedule or at all;

•	meet or require our partners to meet obligations and achieve milestones under our license and other agreements;

•	maintain collaborations as required with pharmaceutical partners;

•	seek and evaluate strategic alternatives, including with respect to collaborations and partnerships for certain of our development programs and compounds; and

•	produce drug candidates in commercial quantities at reasonable costs and compete successfully against other products and companies.

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

PART I – FINANCIAL INFORMATION

ITEM I.    Financial Statements

DOV PHARMACEUTICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$5,346,882	$35,088,467
Marketable securities—short-term	9,400,000	7,203,327
Prepaid expenses and other current assets	1,581,184	2,644,230
Total current assets	16,328,066	44,936,024
Restricted cash—long-term	4,211,109	4,211,109
Property and equipment, net	1,049,256	1,214,189
Total assets	$21,588,431	$50,361,322

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,000,865	$2,465,141
Accrued expenses	1,895,528	5,054,594
Deferred credit – current	257,313	257,313
Convertible subordinated debentures	—	16,021,600
Total current liabilities	3,153,706	23,798,648
Deferred credits – non-current	2,159,891	2,218,362
Convertible subordinated debentures	—	53,978,400
Series D convertible preferred stock, $1.00 par value, 560,000 authorized shares, 100,000 and 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	6,326,980	—
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, 0 shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.0001 par value, 260,000,000 shares authorized, 110,753,889 and 26,743,657 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	11,075	2,674
Treasury stock, at cost; 31,450 common shares at June 30, 2007 and December 31, 2006	(66,985)	(66,985)
Additional paid-in capital	204,140,248	162,088,677
Accumulated other comprehensive loss	—	(5,170)
Accumulated deficit	(194,136,484)	(191,653,284)
Total stockholders’ equity (deficit)	9,947,854	(29,634,088)
Total liabilities and stockholders’ equity (deficit)	$21,588,431	$50,361,322

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Revenue	$288,284	$1,279,778	$8,255,998	$2,657,731
Operating expenses:
Research and development expense	2,467,697	11,519,715	9,326,841	29,398,651
General and administrative expense	1,830,113	10,542,989	6,343,739	14,553,211
License expense	—	—	5,500,000	—

Loss from operations	(4,009,526)	(20,782,926)	(12,914,582)	(41,294,131)
Interest income	261,912	753,808	774,876	1,589,391
Interest expense	—	(600,774)	(90,924)	(1,200,751)
Gain on revaluation of warrants	1,350,000	—	1,350,000	—
Gain on extinguishment of convertible debentures and other income (expense), net	(3,211)	15,105	8,397,429	21,737
Net loss	$(2,400,825)	$(20,614,787)	$(2,483,201)	$(40,883,754)

Basic and diluted net loss per share	$(0.05)	$(0.88)	$(0.07)	$(1.76)
Weighted average shares used in computing basic and diluted net loss per share	44,284,255	23,310,626	35,534,473	23,255,425

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)

Cash flows from operating activities
Net loss	$(2,483,201)	$(40,883,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(8,390,182)	—
Gain on warrant revaluation	(1,350,000)	—
Non-cash amortization of premium paid on marketable securities	(31,169)	302,585
Depreciation	164,933	225,305
Amortization of deferred (credits)/charges	(58,471)	199,955
Non-cash compensation charges	5,906,593	8,968,780
Warrants, options and common stock revalued for services	—	16,473
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,063,046	(1,282,769)
Accounts payable	(1,464,276)	(499,060)
Accrued expenses	(3,159,066)	2,041,920
Deferred revenue	—	(2,657,731)
Net cash used in operating activities	(9,801,793)	(33,568,296)
Cash flows from investing activities
Purchases of marketable securities	(40,929,695)	(55,935,530)
Sales of marketable securities	38,769,361	106,947,546
Establishment of line of credit for property lease	—	(4,211,109)
Purchases of property and equipment	—	(31,521)
Net cash (used in)/provided by investing activities	(2,160,334)	46,769,386
Cash flows from financing activities
Redemption of convertible debentures	(17,779,458)	—
Proceeds from options exercised	—	607,201
Net cash (used in)/provided by financing activities	(17,779,458)	607,201
Net (decrease)/increase in cash and cash equivalents	(29,741,585)	13,808,291
Cash and cash equivalents, beginning of period	35,088,467	8,425,552

Cash and cash equivalents, end of period	$5,346,882	$22,233,843

Non-Cash Financing Activities

On March 15, 2007, the Company consummated an exchange offer (the “Exchange Offer”) pursuant to which the Company exchanged $67.5 million in principal amount of its 2.5% convertible subordinated debentures for 439,784 shares of series C convertible preferred stock with an estimated value of $38.1 million, 100,000 shares of series D convertible preferred stock with an estimated value of $7.5 million and cash of $14.3 million, which included $843,000 of accrued interest. Pursuant to the Exchange Offer, on May 24, 2007, the Company issued warrants to purchase 29,417,546 shares of common stock to its common stockholders with an estimated value of $3.3 million.

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Organization

DOV Pharmaceutical, Inc. (“DOV” or the “Company”) was incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000.

DOV is a biopharmaceutical company focused on the discovery, in-licensing and development of novel drug candidates for central nervous system disorders. The Company has several product candidates in clinical development targeting insomnia, pain and depression. The Company also has product candidates with Phase I clinical results targeting alcohol abuse and angina and hypertension. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the United States but it also conducts clinical studies outside the United States. The Company is continuing to evaluate strategic alternatives, including seeking partners for certain of its development programs and its sedatives/hypnotic compounds that have emerged from its preclinical GABA receptor modulator program.

2. Liquidity/Going Concern

In March 2007, the Company consummated an exchange offer pursuant to which $67.5 million in principal amount of DOV’s outstanding convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash (the “Exchange Offer”). Additionally, the $2.5 million in principal amount of debentures that remained outstanding after the consummation of the Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). Although the Company estimates that it has sufficient remaining capital to fund operations through December 31, 2007, it will continue to have capital needs. The Company intends to seek additional capital in 2007 through public or private financing or collaborative agreements; however, if adequate funds are not available to DOV as it needs them, DOV will be required to curtail significantly or eliminate at least temporarily one or more product development programs. These matters raise substantial doubt over the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported assets, liabilities, revenues, earnings, financial position and various disclosures. Significant estimates have included value of convertible preferred stock issued in the Exchange Offer and warrants issuable to common stockholders in relation to the Exchange Offer as described below, the value of investments, the valuation allowance recorded for deferred tax assets and the development period for the Company’s products. Actual results could differ from those estimates and the differences could be material.

Deferred Credit

Deferred credits include the tenant allowance received from DOV’s landlord and the straight-lining of future rent escalations under the operating lease agreement. Both of these items are amortized over the life of the lease.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company has excluded the shares issuable on conversion of the series D convertible preferred stock, convertible subordinated debentures, outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are antidilutive as indicated in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net loss	$(2,400,825)	$(20,614,787)	$(2,483,201)	$(40,883,754)
Basic and diluted:
Weighted -average shares used in computing basic and diluted net loss per share	44,284,255	23,310,626	35,534,473	23,255,425
Basic and diluted net loss per share	$(0.05)	$(0.88)	$(0.07)	$(1.76)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Series D convertible preferred stock	19,102,612	—	19,102,612	—
Convertible subordinated debentures	—	3,516,484	—	3,516,484
Options	4,123,928	4,435,704	4,123,928	4,435,704
Warrants	29,792,842	803,431	29,792,842	803,431
	53,019,382	8,755,619	53,019,382	8,755,619

Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net loss	$(2,400,825)	$(20,614,787)	$(2,483,201)	$(40,883,754)
Net unrealized gains on marketable securities and investments	960	108,673	5,170	242,240
Comprehensive loss	$(2,399,865)	$(20,506,114)	$(2,478,031)	$(40,641,514)

Concentration of Credit Risk

Cash and cash equivalents are invested in deposits with financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $2.2 million of the Company's cash balance was uninsured at June 30, 2007.

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

Accounting Changes

In July 2006, the FASB issued FASB Interpretation No.48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practices associated with certain aspects of recognition and measurement related to accounting for income taxes. The Company adopted the provisions of FIN 48 as of January 1, 2007, and has analyzed its filing positions in all open tax years in jurisdictions where it may be obligated to file returns. The Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company’s policy is to recognize interest and/or penalties related to income tax matter in income tax expense. The Company had no accrual for interest or penalties at June 30, 2007. As of January 1, 2007 the Company had no unrecognized tax benefit and there was no significant change during the three and six months ended June 30, 2007. In addition, future changes in unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.

Since its inception, the Company has generated net operating losses (“NOLs”) for tax purposes and to date has not utilized its NOLs to offset income tax liabilities. Hence all prior tax return years of the Company remain open for audit purposes.

Variable Interest Entities, or VIE

On February 28, 2006, the Company entered into a ten-year operating lease with a leasing entity for a 133,686 square-foot facility in Somerset, New Jersey which has served as the Company’s corporate headquarters and principal place of business since June 2006. The sole purpose of the leasing entity is to manage the Somerset facilities on behalf of its tenant(s) and is therefore considered a VIE as defined by FIN 46R. At June 30, 2007, the Company is the only tenant of the building and is therefore considered to hold a significant variable interest. With respect to the Company’s leasing arrangement, the Company has determined that it is not the primary beneficiary and accordingly is not required to consolidate the related assets and liabilities of the leasing entity. The Company’s maximum exposure to any potential losses, should they occur, associated with this VIE is limited to the Company’s standby letter of credit of $4.2 million.

Risks and Uncertainties

The Company is subject to risks common to companies in the biopharmaceutical industry, including but not limited to successful commercialization of product candidates, protection of proprietary technology and compliance with U.S. Food and Drug Administration, or FDA, regulations.

4. Stock-Based Compensation

The Company's 2000 Stock Option and Grant Plan (the "2000 Plan") was adopted by the Company's board of directors on November 18, 2000 and amended on March 28, 2002, May 30, 2003, May 24, 2004, May 23, 2005, May 22, 2006 and May 30, 2006. The 2000 Plan provides for the granting of stock, stock options, restricted stock and stock appreciation rights. Under the 2000 Plan, the Company has granted options and restricted stock to certain employees, directors and non-employee advisors. The Company's board of directors administers the 2000 Plan. Options granted under the 2000 Plan have a maximum term of ten years. Options issued generally vest 25% on the first anniversary of grant and the balance ratably over the next three years. The 2000 Plan also provides the Company's board of directors with the discretion to accelerate the exercisability of any award. The Exchange Offer completed on March 15, 2007 discussed in note 7 below constituted a change of control under the 2000 Plan and all outstanding options issued prior to January 2007 and restricted stock awards were immediately accelerated pursuant to the terms of the 2000 Plan. Thus, the Company recognized the total unrecognized compensation expense of $5.9 million for the outstanding awards that accelerated due to this change in control in the first quarter of 2007. As of June 30, 2007, the Company had 694,498 shares available for future grants.

	Options	Weighted Average Options Exercise Price	Aggregate Intrinsic Value (millions)
Options Outstanding, December 31, 2006	4,098,441	$8.41
Granted	572,000	0.39
Exercised	—	—
Forfeited	546,513	10.04
Options Outstanding, June 30, 2007	4,123,928	7.08	—
Options Exercisable, June 30, 2007	3,631,928	7.99	—

The total intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money as of June 30, 2007. The following is a summary of outstanding stock options at June 30, 2007:

	Options Outstanding as of June 30, 2007			Options Exercisable as of June 30, 2007
	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

Price range $0.00 - $0.39	9.6 years	492,000	$0.39	—	—	—
Price range $0.40 - $10.80	6.1 years	2,195,278	2.95	6.1 years	2,195,278	$2.95
Price range $10.81 - $21.20	7.2 years	1,436,650	15.70	7.2 years	1,436,650	15.70
		4,123,928			3,631,928

The Company’s board of directors adopted the Company’s 2007 Stock Award and Incentive Plan (“the 2007 Plan”) on June 15, 2007. The 2007 Plan, which was attached to and summarized in the Company’s proxy statement that was filed with the SEC on July 16, 2007, was subsequently approved by the Company’s stockholders on July 30, 2007. The 2007 Plan replaces the 2000 Plan and shall be administered by the Company’s compensation committee. The 2007 Plan authorizes a broad range of awards, including:

•	stock options;
•	stock appreciation rights;

•	restricted stock, a grant of actual shares subject to risk of forfeiture and restriction on transfers;
•	restricted stock units;
•	deferred stock, a contractual commitment to deliver shares at a future date, which may or may not be subject to risk of forfeiture;
•	other awards based on common stock;
•	dividend equivalents;
•	performance shares or other stock-based performance awards (these include deferred stock or restricted stock awards that may be earned by achieving specific performance objectives);
•	cash-based performance awards tied to achievement of specific performance objectives; and
•	shares issuable in lieu of rights to cash compensation.

5. Research and Development Expense

Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead.

The following represents a detail of amounts included in research and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Payroll related and associated overhead	$1,440,536	$3,744,798	$6,551,425	$8,946,084
Clinical and preclinical development costs and manufacturing supplies	884,238	7,598,408	2,478,072	19,620,152
Professional fees	142,923	176,509	297,344	832,415
Total research and development expense	$2,467,697	$11,519,715	$9,326,841	$29,398,651

6. Marketable Securities and Investments

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. The Company has evaluated its investment policies in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and has determined that all its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption "Accumulated Other Comprehensive Income (Loss)." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At June 30, 2007 and December 31, 2006, short-term marketable securities included $9.4 million and $7.2 million of investments, respectively, primarily comprised of investment grade asset-backed, variable-rate debt obligations (auction rate securities) and commercial paper.

7. Convertible Subordinated Debentures and Equity Issuance

In December 2004 and January 2005, the Company completed a private placement of $80 million in aggregate principal amount of 2.5% convertible subordinated debentures due January 15, 2025, of which $70.0 million in aggregate principal amount remained outstanding as of December 31, 2006 and none remained outstanding as of June 30, 2007.

In March 2007, the Company consummated the Exchange Offer pursuant to which $67.5 million in principal amount of its convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash, which included accrued interest of $843,000. Additionally, the $2.5 million in principal amount of debentures that remained outstanding after the consummation of the Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). On June 11, 2007, the 439,784 shares of series C convertible preferred stock issued in connection with the Exchange Offer converted into 84,010,232 shares of common stock. In addition, on May 24, 2007, the Company distributed to holders of its common stock warrants to purchase 29,417,546 shares of its common stock. The exercise price is $0.523 per share. The warrants are exercisable until December 31, 2009, unless sooner redeemed.

The exchange transaction falls under the guidance of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”. The difference between the amount of the face value of the debentures and the fair value of the assets given to the debenture holders in the Exchange Offer of $8.4 million was recorded as a gain on debt extinguishment in the first quarter of 2007. The fair value of the series C and the series D convertible preferred stock was estimated at $38.1 million and $7.5 million, respectively, with a significant amount of the value reflecting the value of the underlying common stock. The balance reflected for the series D convertible preferred stock is reduced by the attributable portion of the Exchange Offer expenses of $288,000 and the estimated value of the warrants to be issued to common shareholders of approximately $602,000. The Company estimated the fair value of the warrants using a Black-Scholes methodology. The liability was revalued at the date that the registration statement for the shares underlying the warrants was deemed effective, or June 25, 2007. The liability value was reduced by $1.4 million and was recorded as other income during the quarter ended June 30, 2007. The warrants were then reclassified from a liability to equity and, as such, the value is reflected in additional paid in capital.

Terms of Series C Preferred Stock. The 439,784 shares of series C convertible preferred stock were entitled to vote with the common stock on an as-converted basis and had certain class voting rights. The series C had an initial liquidation preference of $100 per share and was convertible into 191.02612143 shares of common stock per share. The series C convertible preferred stock was converted into 84,010,232 shares of common stock on June 11, 2007.

Terms of Series D Preferred Stock. The 100,000 shares of series D convertible preferred stock has no voting rights and no liquidation preference. The series D convertible preferred stock is convertible but may not convert into common if conversion would result in beneficial ownership in excess of 9.9% of the Company’s voting capital stock for the converting holder. The series D is convertible into 191.02612143 shares of common stock per share, or a total of 19,102,612 shares as of June 30, 2007.

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

XTL Agreement

On January 15, 2007, the Company entered into an agreement with XTL Development, Inc., or XTL, relating to bicifadine. Under the agreement, the Company granted XTL the exclusive right to develop products incorporating bicifadine for the treatment of human diseases, disorders and conditions, except for treatment of symptoms in certain areas of women’s health. The Company was entitled to receive an up-front payment of $6.5 million, of which $1.5 million was paid directly to DOV and $5.0 million was paid directly to Wyeth as a result of the acceleration of a milestone payment payable pursuant to the Company’s agreement with Wyeth.  In addition, the Company paid Elan Corporation plc (“Elan”) $500,000 pursuant to the Company’s agreement with Elan. According to the agreement with XTL, XTL was required to make an additional $1.0 million payment to the Company within 30 days of signing the agreement if the Company successfully transferred to XTL an existing investigational new drug (“IND”) application and certain program documentation relating to bicifadine. Such transfers were completed and XTL made such payment to the Company in February 2007.  The total up-front and milestone payments by XTL under the agreement could exceed $130.0 million if all milestones are achieved. The next potential milestone payment is a $6.5 million milestone payable upon receipt of favorable results from a Phase IIb clinical trial. In addition, the Company is entitled to escalating low double-digit royalties on annual net sales of bicifadine, if any.  At its election, XTL may make certain non-royalty payments, including milestone payments, to the Company in shares of freely tradeable stock of XTL’s parent company, XTL Biopharmaceuticals Ltd. XTL will fund future research, development, manufacturing and commercialization costs of bicifadine.

The Company’s agreement with XTL resulted in the evaluation of three separate elements for revenue recognition purposes. Two elements, the license and the R&D services, were delivered during the first quarter. The remaining element represented certain administrative services, which were substantially completed throughout the first and second quarters of 2007.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition together with our unaudited financial statements and related notes contained elsewhere in this report.

Liquidity/Going Concern

In March 2007, we consummated the Exchange Offer pursuant to which $67.5 million in principal amount of DOV’s outstanding convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash, which included $843,000 of accrued interest. Additionally, the $2.5 million in principal amount of debentures that remained outstanding after the consummation of the Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). Please refer to note 7 to our financial statements included under Part I, Item 1 of this Form 10-Q. Although we estimate that we have remaining capital to fund operations through December 31, 2007, we will continue to have capital needs. We intend to seek additional capital in 2007 through public or private financing or collaborative agreements; however, if adequate funds are not available to us as we need them, we will be required to curtail significantly or eliminate at least temporarily one or more product development programs. These matters raise substantial doubt over our ability to continue as a going concern.

Executive Overview

We are a biopharmaceutical company focused on the discovery, in-licensing and development of novel drug candidates for central nervous system, or CNS, disorders. Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of June 30, 2007, we had an accumulated deficit of $194.1 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

We anticipate that our quarterly results of operations will fluctuate for several reasons, including the timing and extent of research and development efforts, the timing of milestone, license fee and royalty payments and the timing and outcome of regulatory approvals.

In pursuing our strategy, we enter into collaboration and/or license agreements with strategic partners from time to time. We currently have relationships with Neurocrine Biosciences, Inc. (“Neurocrine”), XTL and Wyeth. In 1998, we sublicensed the worldwide development and commercialization of indiplon to Neurocrine in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine filed two NDAs for indiplon for the treatment of insomnia in April and May 2005. The FDA issued an approvable letter for a 5 mg and 10 mg IR formulation and a non-approvable letter for a 15 mg MR formulation in May 2006. Neurocrine resubmitted its NDA for indiplon capsules in June 2007. All descriptions of Neurocrine’s clinical development and clinical trial results for indiplon are based solely on Neurocrine’s public disclosures through August 3, 2007.

On January 15, 2007, we entered into an agreement with XTL relating to bicifadine. Under the agreement we granted XTL the exclusive right to develop products incorporating bicifadine for the treatment of human diseases, disorders and conditions, except for treatment of symptoms in certain areas of women’s health. We received an up-front payment of $6.5 million, of which $5.0 million was paid to Wyeth as a result of the acceleration of a milestone payment payable pursuant to our agreement with Wyeth.  In addition, we paid Elan $500,000 pursuant to our agreement with them. According to the agreement with XTL, XTL was required to make an additional $1.0 million payment to us within 30 days of signing the agreement if we successfully transferred to XTL an existing IND and certain program documentation relating to bicifadine. Such transfers were completed and XTL made such payment to us in February 2007.  The total up-front and milestone payments by XTL under the agreement could exceed $130.0 million if all milestones are achieved. The next potential milestone is a $6.5 million milestone payable upon receipt of favorable results from a Phase IIb clinical trial. In addition, we are entitled to escalating low double-digit royalties on annual net sales of bicifadine, if any.  XTL will fund future research, development, manufacturing and commercialization costs of bicifadine.  As the up-front payment was not associated with continuing obligations from us, the payment was recorded as revenue in the first quarter of 2007.

Our revenue has consisted primarily of license fees and milestone payments from our collaborative partners and licensees. We record revenue on an accrual basis when amounts are realized or realizable and earned. In accordance with EITF 00-21, we evaluate all new agreements to determine if they are a single unit of accounting or separable. Revenue received in advance of performance obligations, or in cases where we have a continuing obligation to perform services, is deferred and amortized over the performance period. Revenue from milestone payments that represent the culmination of a separate earnings process is recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. License and milestone revenue are typically not consistent or recurring in nature. Our revenue has fluctuated from year-to-year and quarter-to-quarter and this will likely continue. In 2007, our revenue is expected to reflect the up-front payment received from XTL on the licensing of bicifadine and the reimbursement for certain work and expenditures that we are incurring on their behalf.

Our operating expenses consist primarily of license expense, costs associated with research and development and general and administrative costs associated with our operations. Research and development expense consists primarily of compensation and other related costs of our personnel dedicated to research and development activities, clinical and preclinical trial expenses, including toxicology studies, costs of manufacturing clinical and preclinical trial materials, and professional fees related to clinical trials and patent strategy and prosecution. General and administrative expense consists primarily of the costs of our senior management, finance and administrative staff, business insurance, professional fees, including fees associated with investment bankers and lawyers engaged to advise us in relation to our debentures and the Exchange Offer, and costs associated with being a public reporting entity. The recently consummated Exchange Offer effected a technical change of control and, as a result, pursuant to the 2000 Plan, all outstanding options issued prior to January 2007 and restricted stock awards were immediately accelerated. Thus the Company recognized a non-cash compensation charge in the first quarter of 2007 of approximately $5.9 million.

In 2007 our research and development expenses are expected to be lower than in 2006 and will be funded with our existing cash. However, we will need additional funding to continue our program development and operations. For DOV 21,947, we initiated a Phase I clinical trial in April 2007 and intend to initiate a Phase II clinical trial in the fourth quarter of 2007. We intend to file an IND for an uptake inhibitor selected from our preclinical program in the first quarter of 2008 and undertake the necessary expenditures to enable initiation of a Phase I clinical study in the second quarter of 2008. We may initiate a Phase I clinical trial for DOV 102,677 in normal volunteers in late 2008 if appropriate funding is available.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenue. Our revenue of $288,000 for the three months ended June 30, 2007 was comprised of the reimbursement of certain costs incurred by us for services provided to our partner XTL. Our revenue for the three months ended March 31, 2006 was comprised of $1.4 million of amortization of the $35.0 million up-front fee we received on the signing of the license, research and development agreement for our collaboration with Merck. The up-front payment was deferred and amortized to revenue over the estimated research and development period of 72 months. In December 2006, the license agreement was terminated. Thus the remaining deferred revenue was recognized during the fourth quarter of 2006 upon such termination and thus no revenue was recorded in the second quarter of 2007.

Research and Development Expense. Research and development expense decreased $9.0 million to $2.5 million for the second quarter of 2007 from $11.5 million for the comparable period in 2006. Approximately $6.7 million of the decrease is associated with decreased clinical development costs primarily related to bicifadine as we completed the transition of the program to XTL. The remaining decrease in research and development expense is primarily attributable to decreases of $2.0 million in payroll and payroll related expenses, $120,000 in rent expense, $83,000 in travel expenses and $61,000 in office and office related expenses. Of the decrease in payroll and payroll related expenses, $1.4 million is attributable to overall lowered headcount and $609,000 is attributable to decreased non-cash compensation expense. The Exchange Offer triggered a technical change of control which led to the acceleration of all outstanding equity awards and, as such, there was no further non-cash compensation expense related to previously issued stock awards in the second quarter of 2007.

General and Administrative Expense. General and administrative expense decreased $8.7 million to $1.8 million for the second quarter of 2007 from $10.5 million for the comparable period in 2006. The decrease is primarily attributable to decreases of $8.0 million in payroll and related benefits, $383,000 in rent expense, $235,000 in professional fees and $79,000 in office and related expenses. The decrease in payroll and payroll related expenses is primarily the result of decreases of $6.3 million in non-cash compensation expense, $1.4 million in severance obligations and $268,000 in payroll expenses due to overall lowered headcount. The decrease in non-cash compensation expense is due to two components. First, the Exchange Offer triggered a technical change of control which led to the acceleration of all outstanding equity awards and, as such, there was no further non-cash compensation related to previously issued stock awards in the second quarter of 2007. Second, the second quarter of 2006 included $4.3 million resulting from the acceleration of all outstanding stock options and restricted stock awards for Dr. Hudson and $1.1 million resulting from the acceleration of all outstanding stock options for Mr. Horton pursuant to their respective severance agreements.

Interest Income. Interest income decreased $492,000 to $262,000 in the second quarter of 2007 from $754,000 in the comparable period in 2006 primarily due to lower average cash balances, offset by higher effective interest rate yield.

Interest Expense. Interest expense decreased $601,000 to $0 in the second quarter of 2007 from $601,000 in the comparable period in 2006 primarily due to the completion of the Exchange Offer in the first quarter of 2007 and the exchange transactions in the third quarter of 2006, which reduced the aggregate bonds outstanding from $80 million in original principal amount to $0 million in original principal amount. Please refer to note 7 of our financial statements included under Part I, Item 1 of this Form 10-Q.

Gain on Revaluation of Warrants. At March 31, 2007 we estimated the fair value of the warrants to be distributed to common stockholders pursuant to the Exchange Offer at $4.6 million using a Black-Scholes methodology. The liability was revalued at the date the registration statement for the shares underlying the warrants was deemed effective or June 25, 2007. The liability value was reduced by $1.4 million and was recorded as other income during the quarter ended June 30, 2007. The warrants were then reclassified from a liability to equity and, as such, no further revaluation is required. Please refer to note 7 of our financial statements included under Part I, Item 1 of this Form 10-Q.

Six Months Ended June 30, 2007 and 2006

Revenue. Our revenue for the six months ended June 30, 2007 is comprised of the $7.5 million received from XTL pursuant to the licensing of bicifadine on January 15, 2007 and from reimbursement of certain costs incurred by us for services provided during the transition period following the consummation of the licensing transaction. Our revenue for the six months ended June 30, 2006 was comprised of $2.7 million of amortization of the $35.0 million up-front fee we received on the signing of the license, research and development agreement for our collaboration with Merck. The up-front payment was deferred and amortized to revenue over the estimated research and development period of 72 months. In December 2006, the license agreement was terminated. Thus, the remaining deferred revenue was recognized during the fourth quarter of 2006 upon such termination and no revenue was recorded in the first quarter of 2007.

Research and Development Expense. Research and development expense decreased $20.1 million to $9.3 million for the six months ended June 30, 2007, from $29.4 million for the comparable period in 2006. Approximately $17.1 million of the decrease is associated with decreased clinical development costs, including decreases of $16.7 million for bicifadine, $135,000 for DOV 102,677 and $95,000 for DOV 273,547. The remaining decrease in research and development expense is primarily related to decreases of $1.6 million in payroll and payroll related expenses, $440,000 in travel expenses and $535,000 in professional fees. The decrease in payroll and payroll related expenses is primarily attributable to a decrease of $3.3 million related to overall lowered headcount, offset by an increase in non-cash stock option expense of $1.7 million. The net decrease in professional fees is primarily related to consulting fees, recruitment fees and legal fees for patent maintenance and filings.

General and Administrative Expense. General and administrative expense decreased $8.3 million to $6.3 million for the six months ended June 30, 2007, from $14.6 million for the comparable period in 2006. The decrease is primarily attributable to decreases of $7.2 million in payroll and payroll related expenses, $356,000 in office and related expenses and $503,000 in professional fees. The decrease in payroll and payroll related expenses is primarily the result of decreases of $4.7 million in non-cash stock compensation, $1.4 million in severance expense and $982,000 in payroll related expenses due to overall lowered headcount. The decrease in non-cash compensation expense was primarily attributable to non-recurring expenses incurred in the second quarter of 2006, which included $4.3 million resulting from the acceleration of all outstanding stock options and restricted stock awards for Dr. Hudson and $1.1 million resulting from the acceleration of all outstanding stock options for Mr. Horton pursuant to their respective severance agreements. Of the $356,000 decrease in office and related expenses, $160,000 is related to decreased marketing research expenses.

License Expense. License expense for the six months ended June 30, 2007 is comprised of the $5.0 million paid to Wyeth and $500,000 paid to Elan in connection with the licensing of certain rights to bicifadine to XTL in January 2007. As these milestone payments are prior to FDA approval, the entire amount was expensed in the first quarter of 2007.

Interest Income. Interest income decreased $815,000 to $775,000 in the six months ended June 30, 2007 from $1.6 million in the comparable period in 2006 primarily due to lower average cash balances, offset by higher effective interest rate yield.

Interest Expense. Interest expense decreased $1.1 million to $91,000 in the six months ended June 30, 2007, from $1.2 million in the comparable period in 2006, primarily due to the completion of the Exchange Offer and the exchange transactions in the third quarter of 2006 which reduced the aggregate bonds outstanding from $80 million in original principal amount to $0 million in original principal amount. Please refer to note 7 of our financial statements included under Part I, Item 1of this Form 10-Q.

Gain on Revaluation of Warrants. At March 31, 2007 we estimated the fair value of the warrants to be distributed to common stockholders pursuant to the Exchange Offer at $4.6 million using a Black-Scholes methodology. The liability was revalued at the date the registration statement for the shares underlying the warrants was deemed effective or June 25, 2007. The liability value was reduced by $1.4 million and was recorded as other income during the six months ended June 30, 2007. The warrants were then reclassified from a liability to equity and, as such, no further revaluation is required. Please refer to note 7 of our financial statements included under Part I, Item 1 of this Form 10-Q.

Gain on Extinguishment of Convertible Debentures and Other Income,Net. In March 2007, we consummated the Exchange Offer pursuant to which $67.5 million in principal amount of our outstanding convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash, which included interest of $843,000. The exchange transaction falls under the guidance of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The difference between the amount of the face value of the debentures and the fair value of the assets given up in the exchange of $8.4 million was recorded as a gain on debt extinguishment in the first quarter of 2007. Please refer to note 7 to our financial statements included under Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

At June 30, 2007, our cash and cash equivalents and marketable securities totaled $14.7 million as compared with $42.3 million at December 31, 2006. The decrease in cash balances at June 30, 2007 resulted primarily from approximately $17.8 million of cash used in consummating the Exchange Offer and redeeming the remaining debentures and $9.8 million in cash used in operations.  At June 30, 2007, we had working capital of $13.2 million, compared with $21.1 million at December 31, 2006. Although we estimate that we have remaining capital to fund operations through December 31, 2007, we will continue to have capital needs. We intend to seek additional capital in 2007 through public or private financing or collaborative agreements; however, if adequate funds are not available to us as we need them, we will be required to curtail significantly or eliminate at least temporarily one or more product development programs. These matters raise substantial doubt over our ability to continue as a going concern.

Net cash used in operations during the six months ended June 30, 2007 amounted to $9.8 million as compared to $33.6 million in the same period of 2006. The decrease in cash used in operations resulted primarily from the decrease in clinical development activities and the reduction of personnel. Net non-cash expense related to stock-based compensation and depreciation and amortization expenses was $6.0 million in the six months ended June 30, 2007 and $9.4 million in the comparable period in 2006.

Net cash used in investing activities during the six months ended June 30, 2007 was $2.2 million as compared to $46.8 million provided by investing activities during the same period in 2006. This fluctuation resulted primarily from the timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. In February 2006, we committed to a ten-year operating lease for a 133,686 square foot facility in Somerset, New Jersey which has served as our corporate headquarters and principal place of business since June 2006. In connection with this lease, we entered into a stand-by letter of credit facility for $4.2 million to serve as collateral for our performance under the lease and, as such, this cash is not available to us through March 2016.

Net cash used in financing activities during the six months ended June 30, 2007 was $17.8 million as compared to $607,000 provided by financing activities in the comparable period in 2006. In March 2007, we consummated the Exchange Offer pursuant to which $67.5 million in principal amount of our convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash, which included $843,000 of accrued interest which is not classified as a financing activity. Additionally, the $2.5 million in principal amount of Debentures that remained outstanding after the consummation of the Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). We incurred approximately $1.8 million for costs related to the Exchange Offer.

Factors That May Affect Future Financial Condition and Liquidity

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least December 31, 2007. Our future capital uses and requirements depend on numerous factors, including:

•	our ability to sublease space in, or otherwise reduce the overall costs arising from, our headquarters in Somerset, New Jersey;
•	our progress with research and development;
•	our ability to maintain and establish, and the scope of, collaborations that finance research and development of our clinical candidates;
•	the progress and success of clinical trials and preclinical studies of our product candidates;
•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights; and
•	the costs and timing of regulatory approvals.

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

To meet future capital requirements, we will need to raise additional funds. We may raise these additional funds through equity or debt financings, collaborative agreements with corporate partners or from other sources, including subleases or other uses of our headquarters in Somerset, New Jersey. If adequate funds are not available, or not available on an acceptable basis, we may be required to curtail or delay significantly one or more of our product development programs. In addition, future milestone payments under some of our collaborative or license agreements are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaborative or license agreement. Milestone performance criteria are specific to each agreement and based upon future performance. Therefore, we are subject to significant variation in the timing and amount of our revenues, milestone expenses and results of operations from period to period.

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to June 30, 2007, are as follows:

	Payments Due by Period
	Less than 1 Year	1- 3 Years	3- 5 Years	More Than 5 Years	Total
Operating leases	$2,887,374	$5,709,074	$6,072,018	$11,475,160	$26,143,626
Other contractual liabilities(1)	511,015	—	—	—	511,015
Total	$3,398,389	$5,709,074	$6,072,018	$11,475,160	$26,654,641

(1)
We have entered into contracts with investment bankers and a real estate broker. Such contracts will require substantial fees upon the successful closing of certain transactions in relation to either an acquisition of our assets or equity or the sublease of all or part of our existing facility. These amounts have been excluded from the table as the costs are not quantifiable or certain at this time.

The table above excludes future milestones and royalties (as summarized in the table below) that may be owed to Wyeth, Elan and Biovail Laboratories, Inc., under terms of existing agreements as payments are contingent upon future events. We do not expect to pay any royalties or further milestones under these agreements in 2007.

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

The table also excludes any severance or termination payments that would be due to certain of our employees under their employment contracts should they be terminated without cause or terminate following a change of control, as these terms are defined in each such employee’s agreement, prior to the expiration of each employee’s contract term because the amounts are not determinable at this time. As of June 30, 2007, the maximum aggregate amount of severance or termination payments that may be payable under these employment agreements is $688,000; although recent amendments to existing employment agreements with our Chief Executive Officer and our President and Chief Scientific Officer would have increased this aggregate payment as of June 30, 2007 to $2.1 million if they had been in place as of such date. We file our employment agreements with our current and former executive officers with the SEC and these agreements are available at www.sec.gov.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

ITEM 4T. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out by management as of June 30, 2007, under the supervision and with the participation of our chief executive officer. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective.

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

Risks Related to our Business

If we cannot raise additional funding, we may be unable to continue as a going concern or complete development of our product candidates.

At June 30, 2007, we had cash and cash equivalents and marketable securities of $14.7 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses and capital requirements until December 31, 2007. We will require additional funding to continue our research and development programs, including preclinical and clinical testing of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We intend to seek additional capital in 2007 through public or private financing or collaborative agreements; however, if adequate funds are not available to us as we need them, we will be required to curtail significantly or eliminate at least temporarily one or more product development programs. These matters raise substantial doubt over our ability to continue as a going concern.

If we raise additional funding through sales of our common stock or common stock equivalents, our existing common stockholders will likely experience substantial dilution.

Although we believe that we currently have sufficient funds to fund our operations through December 31, 2007, we intend to seek additional capital in 2007. In the event we raise additional capital through the sale of common stock or other equity securities, we will likely need to sell a significant number of shares in order to raise a meaningful amount of additional capital and may need to sell these securities at prices that will result in significant dilution to our existing stockholders.

Conversion of our series D convertible preferred stock will result in dilution to our common stockholders and may cause our common stock’s price to decline.

The shares of our series D convertible preferred stock are convertible into approximately 19.1 million shares of common stock at any time unless such conversion would result in beneficial ownership in excess of 9.9% of our voting capital stock by the converting holder. Sales of these additional shares of common stock, which generally will have no restriction on trading, may cause our common stock’s price to decline. In addition, future growth and increases in the value of the Company as a whole will be shared by a significantly larger number of shares of common stock.

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

Our stock price has been particularly volatile in the past. Following the release of results from our completed Phase III clinical trial of bicifadine in patients with chronic low back pain, or CLBP, our stock price experienced a substantial decline from the previous day’s close price of $14.69 to $7.92. Further, following our partner Neurocrine’s announcement regarding the FDA review and approval process for indiplon, our stock price experienced another decline from the previous day’s close price of $7.05 to $3.02, and further declined upon the July 31, 2006 announcement of our notice of NASDAQ listing requirement deficiencies and the October 26, 2006 announcement that we would no longer be listed for trading on a national securities exchange.

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

Since our inception in April 1995 through June 30, 2007, we have incurred significant operating losses and, as of June 30, 2007, we had an accumulated deficit of $194.1 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses may increase in the foreseeable future as we:

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

On May 18, 2006, we reduced our workforce to 74 employees from 111 employees in order to lower our cost structure as part of a reorganization of operations and to appropriately align our operations with its current stage of drug development and research. This reduction in force was made as a result of the postponement by us of certain clinical trials and other development activities for bicifadine. In October 2006, we announced the interim results of our second Phase III clinical trial of bicifadine for CLBP, study 021. Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study and we therefore stopped the dosing in this study. We also recently stopped the dosing in the long-term safety trial, study 022. In addition, our sublicense of bicifadine to XTL in January 2007 resulted in the further reduction of the time and resources necessary for the development of bicifadine. We have completed certain activities related to bicifadine on behalf of XTL and our workforce has been further reduced to 32 employees.  Any reduction in workforce is accompanied by risk of litigation, which if initiated or successful, could harm our business and financial position.

We have experienced a substantial decline in our workforce and we may continue to experience such declines given the uncertainty of our current business situation.

From May 19, 2006 through August 8, 2007, our workforce has declined to 32 employees from 74 employees. With the uncertainty of our business situation, we expect to have further declines. Further reductions in workforce will not only result in delays in initiating clinical studies but could also result in increased costs associated with hiring outside consultants.

We may not receive regulatory approvals for our product candidates, approvals may be delayed or the approvals we receive may not be sufficient to fulfill our current goals for our product candidates.

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and commercialization of our product candidates and in our ongoing research and development activities. Our partner Neurocrine filed two NDAs for indiplon for the treatment of insomnia in April and May 2005. The FDA issued an approvable letter for the 5 mg and 10 mg IR formulation and a non-approvable letter for the 15 mg MR formulation in May 2006. Neurocrine resubmitted its NDA for indiplon capsules in June 2007. All our other product candidates are in various stages of research and development and we have not yet requested or received regulatory approval to commercialize any product candidate from the FDA or any other regulatory body.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on May 11, 2007, at which the holders of common stock of the Company approved the First Amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation, to increase the number of the authorized shares of common stock by 200,000,000 from 60,000,000 to 260,000,000, together with a corresponding increase in the number of authorized shares of capital stock (the “Amendment”).

The Amendment, as well as its purpose and effect, was previously disclosed in the Company’s proxy statement, filed with the SEC on April 5, 2007. The Amendment was filed with the Secretary of State of the State of Delaware on May 11, 2007 and became effective as of such date. The voting results were:

Proposition 1:	For	Against	Abstain
Amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation	14,441,124	1,393,738	130,490

ITEM 6.     Exhibits

(a)	Exhibits.

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
Date: August 8, 2007
	By:	/s/ BARBARA DUNCAN
Name: Barbara Duncan
Title: Chief Executive Officer and Principal Financial Officer

DOV Pharmaceutical, Inc.
Date: August 8, 2007
	By:	/s/ WILLIAM C. KALTNECKER
Name: William C. Kaltnecker
Title: Chief Accounting Officer and Controller