Form 10-Q
period 2007-09-30
DOV PHARMACEUTICAL INC
filed 2007-11-07
CIK 1066833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2007
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

On November 6, 2007, there were outstanding 110,753,889 shares of the registrant’s common stock, par value $0.0001 per share.

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended September 30, 2007

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: may, will, should, expect, intend, plan, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors currently known by us about which we cannot be certain or even relatively confident. Actual results or events will surely differ and may differ materially from our forward-looking statements as a result of many factors, some of which we may not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

•	raise substantial additional capital in order to fund operations;

•	obtain and maintain all necessary patents, licenses and other intellectual property rights;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet our development schedule for our product candidates, including with respect to drug supply and clinical trial initiation, enrollment and completion;

•	meet applicable regulatory standards and receive required regulatory approvals on our anticipated time schedule or at all;

•	meet or require our partners to meet obligations and achieve milestones under our license and other agreements;

•	maintain collaborations as required with pharmaceutical partners;

•	seek and evaluate strategic alternatives, including with respect to collaborations and partnerships for certain of our development programs and compounds; and

•	produce drug candidates in commercial quantities at reasonable costs and compete successfully against other products and companies.

You should refer to the “Part II—Other Information” section of this report under the subheading “Item 1A. Risk Factors” for a detailed discussion of some of the factors that may cause our actual results to differ materially from our forward-looking statements. We qualify all our forward-looking statements by these cautionary statements. There may also be other factors that materially affect our forward-looking statements and our future results. As a result of the foregoing, readers should not place undue reliance on our forward-looking statements. We do not undertake any obligation and do not intend to update any forward-looking statement.

PART I - FINANCIAL INFORMATION

ITEM I. Financial Statements

DOV PHARMACEUTICAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$3,213,599	$35,088,467
Marketable securities—short-term	7,420,000	7,203,327
Prepaid expenses and other current assets	1,169,173	2,644,230
Total current assets	11,802,772	44,936,024
Restricted cash—long-term	4,211,109	4,211,109
Property and equipment, net	974,045	1,214,189
Total assets	$16,987,926	$50,361,322

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$429,917	$2,465,141
Accrued expenses	1,639,474	5,054,594
Deferred credit - current	257,313	257,313
Convertible subordinated debentures	—	16,021,600
Total current liabilities	2,326,704	23,798,648
Deferred credits - non-current	2,130,656	2,218,362
Convertible subordinated debentures	—	53,978,400
Series D convertible preferred stock, $1.00 par value, 560,000 authorized shares, 100,000 and 0 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	6,326,980	—
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.0001 par value, 260,000,000 shares authorized, 110,753,889 and 26,743,657 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	11,075	2,674
Treasury stock, at cost; 31,450 common shares at September 30, 2007 and December 31, 2006	(66,985)	(66,985)
Additional paid-in capital	204,228,109	162,088,677
Accumulated other comprehensive loss	—	(5,170)
Accumulated deficit	(197,968,613)	(191,653,284)
Total stockholders’ equity (deficit)	6,203,586	(29,634,088)
Total liabilities and stockholders’ equity (deficit)	$16,987,926	$50,361,322

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Revenue	$229,705	$1,083,429	$8,485,703	$3,741,160
Operating expenses:
Research and development expense	2,526,875	8,292,669	11,853,716	37,691,320
General and administrative expense	1,743,057	2,969,524	8,086,796	17,522,735
License expense	—	—	5,500,000	—

Loss from operations	(4,040,227)	(10,178,764)	(16,954,809)	(51,472,895)

Interest income	207,301	698,395	982,177	2,287,786
Interest expense	—	(2,369,704)	(90,924)	(3,570,455)
Gain on revaluation of warrants	—	—	1,350,000	—
Debt conversion expense	—	(5,650,226)	—	(5,650,226)
Gain on extinguishment of convertible debentures and other income (expense), net	798	3,865	8,398,227	25,602
Net loss	$(3,832,128)	$(17,496,434)	$(6,315,329)	$(58,380,188)

Basic and diluted net loss per share	$(0.03)	$(0.68)	$(0.10)	$(2.42)
Weighted average shares used in computing basic and diluted net loss per share	110,753,889	25,770,070	60,883,141	24,102,851

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)

Cash flows from operating activities
Net loss	$(6,315,329)	$(58,380,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(8,390,182)	—
Gain on warrant revaluation	(1,350,000)	—
Non-cash amortization of (discount) premium paid on marketable securities	(35,449)	279,115
Depreciation	240,144	351,608
Amortization of deferred (credits)/charges	(87,706)	2,050,435
Tenant allowance reimbursement and receivable	—	1,245,805
Non-cash compensation charges	5,994,454	10,468,693
Warrants, options and common stock revalued for services		16,473
Non-cash debt conversion expense	—	5,657,865
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,475,057	155,264
Accounts payable	(2,035,224)	(3,563,335)
Accrued expenses	(3,415,120)	149,325
Deferred revenue	—	(3,741,160)
Net cash used in operating activities	(13,919,355)	(45,310,100)

Cash flows from investing activities
Purchases of marketable securities	(47,700,415)	(99,143,508)
Sales of marketable securities	47,524,360	157,462,490
Establishment of line of credit for property lease	—	(4,211,109)
Purchases of property and equipment	—	(1,250,747)

Net cash (used in)/provided by investing activities	(176,055)	52,857,126

Cash flows from financing activities
Redemption of convertible debentures	(17,779,458)	—
Treasury stock purchased	—	(66,985)
Proceeds from options exercised	—	607,202

Net cash (used in)/provided by financing activities	(17,779,458)	540,217
Net (decrease)/increase in cash and cash equivalents	(31,874,868)	8,087,243
Cash and cash equivalents, beginning of period	35,088,467	8,425,552

Cash and cash equivalents, end of period	$3,213,599	$16,512,795

Non-Cash Financing Activities

On March 15, 2007, we consummated an exchange offer (the “Exchange Offer”) pursuant to which the Company exchanged $67.5 million in principal amount of its 2.5% convertible subordinated debentures for 439,784 shares of series C convertible preferred stock with an estimated value of $38.1 million, 100,000 shares of series D convertible preferred stock with an estimated value of $7.5 million and cash of $14.3 million, which included $843,000 of accrued interest. Pursuant to the Exchange Offer, on May 24, 2007, the Company issued warrants to purchase 29,417,546 shares of common stock to its common stockholders with an estimated value of $3.3 million.

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Organization

DOV Pharmaceutical, Inc. (“DOV” or the “Company”) was incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000.

DOV is a biopharmaceutical company focused on the discovery, in-licensing and development of novel drug candidates for central nervous system disorders. The Company has several product candidates in clinical development targeting insomnia, pain and depression. The Company also has product candidates with Phase I clinical results targeting alcohol abuse and angina and hypertension. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the United States but it also conducts clinical studies outside of the United States. The Company is continuing to evaluate strategic alternatives, including seeking partners for certain of its development programs and its sedatives/hypnotic compounds that have emerged from its preclinical GABA receptor modulator program.

2. Liquidity/Going Concern

In March 2007, the Company consummated an exchange offer pursuant to which $67.5 million in principal amount of DOV’s outstanding convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash (the “Exchange Offer”). Additionally, the $2.5 million in principal amount of debentures that remained outstanding after the consummation of the Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). Although the Company estimates that it has sufficient remaining capital to fund operations through May 31, 2008, it will continue to have capital needs. The Company intends to seek additional capital in 2007 and 2008 through public or private financing or collaborative agreements; however, if adequate funds are not available to DOV as it needs them, DOV will be required to curtail significantly or eliminate at least temporarily one or more product development programs. These matters raise substantial doubt over the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported assets, liabilities, revenues, earnings, financial position and various disclosures. Significant estimates have included the value of convertible preferred stock issued in the Exchange Offer and warrants issuable to common stockholders in relation to the Exchange Offer as described below, the value of investments, the valuation allowance recorded for deferred tax assets and the development period for the Company’s products. Actual results could differ from those estimates and the differences could be material.

Deferred Credits

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net loss	$(3,832,128)	$(17,496,434)	$(6,315,329)	$(58,380,188)
Basic and diluted:
Weighted -average shares used in computing basic and diluted net loss per share	110,753,889	25,770,070	60,883,141	24,102,851
Basic and diluted net loss per share	$(0.03)	$(0.68)	$(0.10)	$(2.42)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Series D convertible preferred stock	19,102,612	—	19,102,612	—
Convertible subordinated debentures	—	3,076,923	—	3,076,923
Options	15,310,171	4,284,441	15,310,171	4,284,441
Restricted stock units	944,500	—	944,500	—
Warrants	29,792,842	378,276	29,792,842	378,276
	65,150,125	7,739,640	65,150,125	7,739,640

Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net loss	$(3,832,128)	$(17,496,434)	$(6,315,329)	$(58,380,188)
Net unrealized gains on marketable securities and investments	—	54,976	5,170	297,216
Comprehensive loss	$(3,832,128)	$(17,441,458)	$(6,310,159)	$(58,082,972)

Concentration of Credit Risk

Cash and cash equivalents are invested in deposits with financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $1.9 million of the Company's cash balance was uninsured at September 30, 2007.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FAS 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company will be as of the beginning of fiscal 2008. The Company is currently evaluating the impact this statement will have on its consolidated financial position or results of operations.

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

Accounting Changes

In July 2006, the FASB issued FASB Interpretation No.48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practices associated with certain aspects of recognition and measurement related to accounting for income taxes. The Company adopted the provisions of FIN 48 as of January 1, 2007, and has analyzed its filing positions in all open tax years in jurisdictions where it may be obligated to file returns. The Company has identified its federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company’s policy is to recognize interest and/or penalties related to income tax matter in income tax expense. The Company had no accrual for interest or penalties at September 30, 2007. In addition, future changes in unrecognized tax benefits will have no impact on the effective tax rate due to the existence of the valuation allowance.

Since its inception, the Company has generated net operating losses (“NOLs”) for tax purposes and to date has not utilized its NOLs to offset income tax liabilities. Hence all prior tax return years of the Company remain open for audit purposes.

Variable Interest Entities, or VIE

On February 28, 2006, the Company entered into a ten-year operating lease with a leasing entity for a 133,686 square-foot facility in Somerset, New Jersey which has served as the Company’s corporate headquarters and principal place of business since June 2006. The sole purpose of the leasing entity is to manage the Somerset facilities on behalf of its tenant(s) and is therefore considered a VIE as defined by FIN 46R. At September 30, 2007, the Company is the only tenant of the building and is therefore considered to hold a significant variable interest. With respect to the Company’s leasing arrangement, the Company has determined that it is not the primary beneficiary and accordingly is not required to consolidate the related assets and liabilities of the leasing entity. The Company’s maximum exposure to any potential losses, should they occur, associated with this VIE is limited to the Company’s standby letter of credit of $4.2 million.

Risks and Uncertainties

The Company is subject to risks common to companies in the biopharmaceutical industry, including but not limited to successful commercialization of product candidates, protection of proprietary technology and compliance with U.S. Food and Drug Administration, or FDA, regulations.

4. Stock-Based Compensation

The Company's 2000 Stock Option and Grant Plan (the "2000 Plan") was adopted by the Company's board of directors on November 18, 2000 and amended on March 28, 2002, May 30, 2003, May 24, 2004, May 23, 2005, May 22, 2006 and May 30, 2006 The Company's board of directors administers the 2000 Plan. The Exchange Offer completed on March 15, 2007 discussed in note 7 below constituted a change of control under the 2000 Plan and all outstanding options issued prior to January 2007 and restricted stock awards were immediately accelerated pursuant to the terms of the 2000 Plan. Thus, the Company recognized the total unrecognized compensation expense of $5.9 million for the outstanding awards that accelerated due to this change in control in the first quarter of 2007.

The Company’s board of directors adopted the Company’s 2007 Stock Award and Incentive Plan (“the 2007 Plan”) on June 15, 2007. The 2007 Plan was subsequently approved by the Company’s stockholders on July 30, 2007. The 2007 Plan replaces the 2000 Plan and is administered by the Company’s compensation committee. The 2007 Plan authorizes a broad range of awards giving greater flexibility to implement equity awards. The remaining available shares under the 2000 Plan will be available under the 2007 Plan as well as shares covered by any forfeited awards under the 2000 Plan. The 2007 Plan also includes an “evergreen” provision, which provides for automatic annual increases in the number of shares reserved under the 2007 plan equal to 3.5% of the total outstanding common stock of the Company’s outstanding at the end of each fiscal year, plus 3.5% of any increase in the number of outstanding shares of common stock during the year, provided that these increases may not add shares to the extent that the aggregate added under the evergreen provision would exceed 20% of the then outstanding class of common stock.

As of September 30, 2007, the Company had 4,563,755 shares available for future grants under the 2007 Plan.

Stock option activity was as follows:

	Options	Weighted Average Options Exercise Price	Aggregate Intrinsic Value (millions)
Options Outstanding, December 31, 2006	4,098,441	$8.41
Granted	11,903,918	0.33
Exercised	—	—
Forfeited	692,188	8.44
Options Outstanding, September 30, 2007	15,310,171	2.12	—
Options Exercisable, September 30, 2007	3,542,253	8.10	—

At September 30, 2007 the Company had approximately $1.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 2.2 years.

The total intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money as of September 30, 2007. The following is a summary of outstanding stock options at September 30, 2007:

	Options Outstanding as of September 30, 2007			Options Exercisable as of September 30, 2007
	Weighted Average Remaining Contractual Life (years)	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable	Weighted Average Exercise Price

Price range $0.00 - $0.39	9.84	11,767,918	$0.33	—	—	—
Price range $0.40 - $10.80	5.72	2,116,003	$2.98	5.72	2,116,003	$2.98
Price range $10.81 - $21.20	6.85	1,426,250	$15.69	6.89	1,426,250	$15.69
		15,310,171			3,542,253

Restricted stock unit (“RSU”) activity was as follows:

	RSUs	Weighted Average Grant Date Fair Value
RSUs Outstanding, December 31, 2006	—	—
Granted	949,500	$0.20
Exercised	—	—
Forfeited	5,000	$0.19
RSUs Outstanding, September 30, 2007	944,500	$0.20
RSUs Exercisable, September 30, 2007	—	—

At September 30, 2007 the Company had approximately $156,000 of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs that will be recognized over the weighted average period of 1.4 years.

5. Research and Development Expense

Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead.

The following represents a detail of amounts included in research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Payroll related and associated overhead	$1,244,359	$3,318,908	$7,795,785	$12,264,992
Clinical and preclinical development costs and manufacturing supplies	1,151,544	4,803,629	3,629,615	24,423,781
Professional fees	130,972	170,132	428,316	1,002,547
Total research and development expense	$2,526,875	$8,292,669	$11,853,716	$37,691,320

6. Marketable Securities and Investments

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. The Company has evaluated its investment policies in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and has determined that all its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption "Accumulated Other Comprehensive Income (Loss)." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At September 30, 2007 and December 31, 2006, short-term marketable securities included $7.4 million and $7.2 million of investments, respectively, primarily comprised of investment grade asset-backed, variable-rate debt obligations (auction rate securities) and commercial paper.

7. Convertible Subordinated Debentures and Equity Issuance

In December 2004 and January 2005, the Company completed a private placement of $80 million in aggregate principal amount of 2.5% convertible subordinated debentures due January 15, 2025, of which $70.0 million in aggregate principal amount remained outstanding as of December 31, 2006 and none remained outstanding as of September 30, 2007.

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

Terms of Series D Preferred Stock. The 100,000 shares of series D convertible preferred stock have no voting rights and no liquidation preference. The series D convertible preferred stock is convertible but may not convert into common stock if such conversion would result in beneficial ownership in excess of 9.9% of the Company’s voting capital stock for the converting holder. The series D is convertible into 191.02612143 shares of common stock per share, or a total of 19,102,612 shares as of September 30, 2007.

Original Terms of the Debentures. The holders of the debentures had the right to require the Company to purchase all or a portion of their debentures on January 15, 2012, January 15, 2015 and January 15, 2020 (the investor repurchase dates) or upon the occurrence of a fundamental change, in each case at a price equal to the principal amount of the debentures to be purchased, plus accrued and unpaid interest, including liquidated damages, if any, to the purchase date. The debentures were unsecured and subordinated in right of payment to all existing and future senior debt, as defined in the indenture governing the debentures. The Company paid interest semi-annually of $1 million on January 15 and July 15 of each year, commencing July 15, 2005. The Company had reserved 3,516,484 shares of common stock for issuance upon conversion of the debentures. The Company incurred issuance costs related to this private placement of approximately $2.8 million, which were recorded as other assets and were amortized to interest expense through the first investor repurchase date of the debentures. However, due to the reclassification of the Company’s debentures to current liabilities the balance of these deferred charges of $1.9 million was charged to interest expense as of September 30, 2006.

On July 26, 2006, the Company had exchanged an aggregate of 3,445,000 shares of its common stock for an aggregate of $10 million in original principal amount of these debentures. The debentures and the shares of common stock originally issuable upon conversion thereof were registered for resale under the Securities Act. The Company canceled the debentures received in the exchange transactions which reduced the aggregate bonds outstanding from $80 million in original principal amount to $70 million in original principal amount. As noted above, the remaining debentures of $67.5 million was retired pursuant to the Exchange Offer and $2.5 million by repayment.

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

Under the agreement, DOV received a $35.0 million up-front licensing payment. In addition, the Company was entitled to receive milestone payments of up to $420.0 million, as well as royalties on worldwide net sales, if any. In accordance with the Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” the Company evaluated the arrangement to determine if the deliverables were separable into units of accounting and then applied applicable revenue recognition criteria.  The Company determined that the license and the collaboration were a single element for accounting purposes.  As the Company had a continuing obligation with respect to collaboration on development of product candidates, until an NDA was filed, the up-front payment was deferred and amortized into revenue over the estimated research and development period of 72 months. In December 2006, Merck and DOV terminated its license agreement and as such the remaining deferred revenue of $22.2 million was taken into revenue in the fourth quarter of 2006.

XTL Agreement

On January 15, 2007, the Company entered into an agreement with XTL Development, Inc., or XTL, relating to bicifadine. Under the agreement, the Company granted XTL the exclusive right to develop products incorporating bicifadine for the treatment of human diseases, disorders and conditions, except for treatment of symptoms in certain areas of women’s health. The Company was entitled to receive an up-front payment of $6.5 million, of which $1.5 million was paid directly to DOV and $5.0 million was paid directly to Wyeth as a result of the acceleration of a milestone payment payable pursuant to the Company’s agreement with Wyeth.  In addition, the Company paid Elan Corporation plc (“Elan”) $500,000 pursuant to the Company’s agreement with Elan. According to the agreement with XTL, XTL was required to make an additional $1.0 million payment to the Company within 30 days of signing the agreement if the Company successfully transferred to XTL an existing investigational new drug (“IND”) application and certain program documentation relating to bicifadine. The transfers were completed and XTL made the payment to the Company in February 2007.  The total up-front and milestone payments by XTL under the agreement will exceed $130.0 million if all milestones are achieved. The next potential milestone payment is a $6.5 million milestone payable upon receipt of favorable results from a Phase IIb clinical trial. In addition, the Company is entitled to escalating low double-digit royalties on annual net sales of bicifadine, if any.  At its election, XTL may make certain non-royalty payments, including milestone payments, to the Company in shares of freely tradeable stock of XTL’s parent company, XTL Biopharmaceuticals Ltd. Under the agreement XTL is required to fund future research, development, manufacturing and commercialization costs of bicifadine.

The Company’s agreement with XTL resulted in the evaluation of three separate elements for revenue recognition purposes. Two elements, the license and the services, were delivered during the first quarter. The remaining element represented certain administrative services, which are substantially completed.

Neurocrine Biosciences, Inc.

On October 29, 2007, the Company entered into an amendment to its June 30, 1998 exclusive worldwide sublicense agreement with Neurocrine Biosciences, Inc., or Neurocrine, under which the Company licensed to Neurocrine the rights to indiplon for the treatment of insomnia. In connection with the amendment, the Company received a payment from Neurocrine of $1.0 million. Among other things, this amendment modifies certain of the milestone provisions of the agreement by a reduction of $1.0 million and provides that certain of the royalties payable to the Company under the agreement may be prepaid to it upon the occurrence of specified future events and clarified certain terms of the agreement.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition together with our unaudited financial statements and related notes contained elsewhere in this report.

Liquidity/Going Concern

In March 2007, we consummated the Exchange Offer pursuant to which $67.5 million in principal amount of DOV’s outstanding convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash, which included $843,000 of accrued interest. Additionally, the $2.5 million in principal amount of debentures that remained outstanding after the consummation of the Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). Please refer to note 7 to our financial statements included under Part I, Item 1 of this Form 10-Q. Although we estimate that we have remaining capital to fund operations through May 31, 2008, we will continue to have capital needs. We intend to seek additional capital in 2007 and 2008 through public or private financing or collaborative agreements; however, if adequate funds are not available to us as we need them, we will be required to curtail significantly or eliminate at least temporarily one or more product development programs. These matters raise substantial doubt over our ability to continue as a going concern.

Executive Overview

We are a biopharmaceutical company focused on the discovery, in-licensing and development of novel drug candidates for central nervous system, or CNS, disorders. Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of September 30, 2007, we had an accumulated deficit of $198.0 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

We anticipate that our quarterly results of operations will fluctuate for several reasons, including the timing and extent of research and development efforts, the timing of milestone, license fee and royalty payments and the timing and outcome of regulatory approvals.

In pursuing our strategy, we have entered into collaboration and/or license agreements with strategic partners from time to time. We currently have relationships with Neurocrine, XTL and Wyeth. In 1998, we sublicensed the worldwide development and commercialization of indiplon to Neurocrine in exchange for the right to receive payments upon the achievement of certain clinical development milestones and royalties based on product sales, if any. Neurocrine filed two NDAs for indiplon for the treatment of insomnia in April and May 2005. The FDA issued an approvable letter for a 5 mg and 10 mg IR formulation and a non-approvable letter for a 15 mg MR formulation in May 2006. Neurocrine resubmitted its NDA for indiplon capsules in June 2007 and the FDA has committed to an action on this refiling on December 12, 2007. All descriptions of Neurocrine’s clinical and regulatory development and clinical trial results for indiplon are based solely on Neurocrine’s public disclosures through November 2, 2007.

On January 15, 2007, we entered into an agreement with XTL relating to bicifadine. Under the agreement we granted XTL the exclusive right to develop products incorporating bicifadine for the treatment of human diseases, disorders and conditions, except for treatment of symptoms in certain areas of women’s health. We received an up-front payment of $6.5 million, of which $5.0 million was paid to Wyeth as a result of the acceleration of a milestone payment payable pursuant to our agreement with Wyeth.  In addition, we paid Elan $500,000 pursuant to our agreement with them. According to the agreement with XTL, XTL was required to make an additional $1.0 million payment to us within 30 days of signing the agreement if we successfully transferred to XTL an existing IND and certain program documentation relating to bicifadine. Such transfers were completed and XTL made such payment to us in February 2007.  The total up-front and milestone payments by XTL under the agreement could exceed $130.0 million if all milestones are achieved. The next potential milestone is a $6.5 million milestone payable upon receipt of favorable results from a Phase IIb clinical trial. In addition, we are entitled to escalating low double-digit royalties on annual net sales of bicifadine, if any.  XTL is required to fund future research, development, manufacturing and commercialization costs of bicifadine.  As the up-front payment was not associated with continuing obligations from us, the payment was recorded as revenue in the first quarter of 2007.

Our revenue has consisted primarily of license fees and milestone payments from our collaborative partners and licensees. We record revenue on an accrual basis when amounts are realized or realizable and earned. In accordance with EITF 00-21, we evaluate all new agreements to determine if they are a single unit of accounting or separable. Revenue received in advance of performance obligations, or in cases where we have a continuing obligation to perform services, is deferred and amortized over the performance period. Revenue from milestone payments that represent the culmination of a separate earnings process is recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. License and milestone revenues are typically not consistent or recurring in nature. Our revenue has fluctuated from year-to-year and quarter-to-quarter and this will likely continue. In 2007, our revenue is expected to reflect the up-front payment received from XTL on the licensing of bicifadine and the reimbursement for certain work and expenditures that we have incurred on their behalf.

Our operating expenses consist primarily of license expense, costs associated with research and development and general and administrative costs associated with our operations. Research and development expense consists primarily of compensation and other related costs of our personnel dedicated to research and development activities, clinical and preclinical trial expenses, including toxicology studies, costs of manufacturing clinical and preclinical trial materials and professional fees related to clinical trials and patent strategy and prosecution. General and administrative expense consists primarily of the costs of our senior management, finance and administrative staff, business insurance, professional fees, including fees associated with investment bankers and lawyers engaged to advise us in relation to our debentures and the Exchange Offer and costs associated with being a public reporting entity. The recently consummated Exchange Offer effected a technical change of control and, as a result, pursuant to the 2000 Plan all outstanding options issued prior to January 2007 and restricted stock awards were immediately accelerated. Thus the Company recognized a non-cash compensation charge in the first quarter of 2007 of approximately $5.9 million.

In 2007 our research and development expenses are expected to be lower than in 2006 and will be funded with our existing cash. However, we will need additional funding to continue our program development and operations. We have recently taken actions to delay certain expenditures in our development programs while we evaluate our financing alternatives. This has led to delays in previous disclosed timelines. For DOV 21,947, we completed a Phase I clinical trial in August 2007 and intend to initiate a Phase II clinical trial in depressed patients in the first quarter of 2008. Subject to funding, we intend to initiate a Phase II clinical trial in obese patients with DOV 21,947 in the second quarter of 2008. We estimate that our existing cash will take us through May 2008. If additional funding is not obtained prior to December 31, 2007, we may further delay initiation of the Phase II clinical trial for DOV 21,947 in depressed patients.

 Stock-based Compensation

Beginning on January 1, 2006, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest, and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model, or BSM, to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on our historical volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the BSM model change, future stock-based compensation expense may differ from that recorded in the current period and such differences may be material.

Results of Operations

Three Months Ended September 30, 2007 and 2006

Revenue. Our revenue of $230,000 for the three months ended September 30, 2007 was comprised primarily of the reimbursement of certain costs incurred by us for services provided to our partner XTL. Our revenue for the three months ended September 30, 2006 was comprised of $1.1 million of amortization of the $35.0 million up-front fee we received on the signing of the license, research and development agreement for our collaboration with Merck. The up-front payment was deferred and amortized to revenue over the estimated research and development period of 72 months. In December 2006, the license agreement was terminated. Thus the remaining deferred revenue was recognized during the fourth quarter of 2006 upon such termination and thus no revenue was recorded in the third quarter of 2007.

Research and Development Expense. Research and development expense decreased $5.8 million to $2.5 million for the third quarter of 2007 from $8.3 million for the comparable period in 2006. Approximately $3.7 million of the decrease is associated with decreased clinical development costs primarily related to bicifadine as we completed the transition of the program to XTL in the first quarter of 2007. The remaining decrease in research and development expense is primarily attributable to decreases of $1.9 million in payroll and payroll related expenses, $130,000 in rent expense and $34,000 in travel expenses. Of the decrease in payroll and payroll related expenses, $1.1 million is attributable to overall lowered headcount and $775,000 is attributable to decreased non-cash compensation expense. The Exchange Offer triggered a technical change of control which led to the acceleration of all outstanding equity awards and, as such, there was no further non-cash compensation expense related to stock awards issued prior to December 2006 in the third quarter of 2007.

General and Administrative Expense. General and administrative expense decreased $1.3 million to $1.7 million for the third quarter of 2007 from $3.0 million for the comparable period in 2006. The decrease is primarily attributable to decreases of $801,000 in payroll and payroll related expenses, $301,000 in professional fees and $286,000 in office and related expenses. The decrease in payroll and payroll related expenses is primarily the result of decreases of $637,000 million in non-cash compensation expense and $164,000 in payroll expenses due to overall lowered headcount. The Exchange Offer triggered a technical change of control which led to the acceleration of all outstanding equity awards and, as such, there was no further non-cash compensation related to stock awards issued prior to December 2006 in the third quarter of 2007.

Interest Income. Interest income decreased $491,000 to $207,000 in the third quarter of 2007 from $698,000 in the comparable period in 2006 primarily due to lower average cash balances, offset by higher effective interest rate yield.

Interest Expense. Interest expense decreased $2.4 million to $0 in the third quarter of 2007 from $2.4 million in the comparable period in 2006 primarily due to the completion of the Exchange Offer in the first quarter of 2007 and the exchange transactions in the third quarter of 2006, which reduced the aggregate bonds outstanding from $80 million in original principal amount to $0 million in original principal amount. In the third quarter of 2006, we amortized the remaining deferred issuance costs of $2.1 million on our convertible subordinated debt as it was probable that the obligations under the debenture would be substantially changed in the near term and we incurred $445,000 in interest expense on the convertible debentures.  Please refer to note 7 of our financial statements included under Part I, Item 1 of this Form 10-Q.

Nine Months Ended September 30, 2007 and 2006

Revenue. Our revenue for the nine months ended September 30, 2007 is primarily comprised of the $7.5 million received from XTL pursuant to the licensing of bicifadine on January 15, 2007 and from reimbursement of certain costs incurred by us for services provided during the transition period following the consummation of the licensing transaction. Our revenue for the nine months ended September 30, 2006 was comprised of $3.7 million of amortization of the $35.0 million up-front fee we received on the signing of the license, research and development agreement for our collaboration with Merck. The up-front payment was deferred and amortized to revenue over the estimated research and development period of 72 months. In December 2006, the license agreement was terminated. Thus, the remaining deferred revenue was recognized during the fourth quarter of 2006 upon such termination and as such no revenue was recorded in the nine months ended September 30, 2007.

Research and Development Expense. Research and development expense decreased $25.8 million to $11.9 million for the nine months ended September 30, 2007, from $37.7 million for the comparable period in 2006. Approximately $21.0 million of the decrease is associated with decreased clinical development costs, including decreases of $21.1 million for bicifadine, $132,000 for DOV 102,677 and $121,000 for DOV 273,547, offset by an increase of $294,000 for DOV 21,947. The remaining decrease in research and development expense is primarily related to decreases of $3.5 million in payroll and payroll related expenses, $474,000 in travel expenses and $574,000 in professional fees. The decrease in payroll and payroll related expenses is primarily attributable to a decrease of $4.4 million related to overall lowered headcount, offset by a net increase in non-cash stock option expense of $910,000. The net increase in non-cash stock compensation relates to the acceleration of certain stock options as a result of the change of control effected by the consummation of the Exchange Offer. The net decrease in professional fees is primarily related to consulting fees, recruitment fees and legal fees for patent maintenance and filings.

General and Administrative Expense. General and administrative expense decreased $9.4 million to $8.1 million for the nine months ended September 30, 2007, from $17.5 million for the comparable period in 2006. The decrease is primarily attributable to decreases of $8.0 million in payroll and payroll related expenses, $642,000 in office and related expenses and $827,000 in professional fees. Non-cash stock compensation expense decreased $5.4 million to $2.8 million for the nine months ended September 30, 2007, from $8.2 million for the comparable period in 2006. The 2006 non-cash stock compensation expense included a $4.3 million charge resulting from the acceleration of all outstanding stock options and restricted stock awards for Dr. Hudson and a $1.1 million charge resulting from the acceleration of all outstanding stock options for Mr. Horton pursuant to their respective severance agreements and $2.8 million in active employee non-cash stock compensation expense. The 2007 non-cash stock compensation expense includes approximately $2.7 million related to the acceleration of certain stock options as a result of the change of control effected by the consummation of the Exchange Offer. Of the $642,000 decrease in office and related expenses, $177,000 is related to decreased marketing research expenses and the remainder is due to a substantially lower level of employees using the facilities.

License Expense. License expense for the nine months ended September 30, 2007 is comprised of the $5.0 million paid to Wyeth and $500,000 paid to Elan in connection with the licensing of certain rights to bicifadine to XTL in January 2007. As these milestone payments are prior to FDA approval, the entire amount was expensed in the first quarter of 2007.

Interest Income. Interest income decreased $1.3 million to $982,000 in the nine months ended September 30, 2007 from $2.3 million in the comparable period in 2006 primarily due to lower average cash balances, offset by higher effective interest rate yield.

Interest Expense. Interest expense decreased $3.5 million to $91,000 in the nine months ended September 30, 2007, from $3.6 million in the comparable period in 2006, primarily due to the completion of the Exchange Offer and the exchange transaction in the first quarter of 2007 and third quarter of 2006 respectively, which reduced the aggregate bonds outstanding from $80 million in original principal amount to $0 million in original principal amount. In the nine months ended September 30, 2006, we amortized $2.1 million of deferred issuance costs on our convertible subordinated debt as it was probable that the obligations under the debenture would be substantially changed in the near term. Please refer to note 7 of our financial statements included under Part I, Item 1of this Form 10-Q.

Gain on Revaluation of Warrants. At March 31, 2007 we estimated the fair value of the warrants to be distributed to common stockholders pursuant to the Exchange Offer at $4.6 million using a Black-Scholes methodology. The liability was revalued at the date the registration statement for the shares underlying the warrants was deemed effective or June 25, 2007. The liability value was reduced by $1.4 million and was recorded as other income during the second quarter ended June 30, 2007. The warrants were then reclassified from a liability to equity and, as such, no further revaluation is required. Please refer to note 7 of our financial statements included under Part I, Item 1 of this Form 10-Q.

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

Liquidity and Capital Resources

At September 30, 2007, our cash and cash equivalents and marketable securities totaled $10.6 million as compared with $42.3 million at December 31, 2006. The decrease in cash balances at September 30, 2007 resulted primarily from approximately $17.8 million of cash used in consummating the Exchange Offer and redeeming the remaining debentures and $13.9 million in cash used in operations.  At September 30, 2007, we had working capital of $9.5 million, compared with $21.1 million at December 31, 2006. Although we estimate that we have remaining capital to fund operations through May 31, 2008, we will continue to have capital needs. We intend to seek additional capital in 2007 and 2008 through public or private financing or collaborative agreements; however, if adequate funds are not available to us as we need them, we will be required to curtail significantly or defer or eliminate at least temporarily one or more product development programs. These matters raise substantial doubt over our ability to continue as a going concern.

Net cash used in operations during the nine months ended September 30, 2007 amounted to $13.9 million as compared to $45.3 million in the same period of 2006. The decrease in cash used in operations resulted primarily from the decrease in clinical development activities and the reduction of personnel. Net non-cash expense related to debt conversion, stock-based compensation and depreciation and amortization expenses was $6.1 million in the nine months ended September 30, 2007 and $18.5 million in the comparable period in 2006.

Net cash used in investing activities during the nine months ended September 30, 2007 was $176,000 as compared to $52.9 million provided by investing activities during the same period in 2006. This fluctuation resulted primarily from the timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. In February 2006, we committed to a ten-year operating lease for a 133,686 square foot facility in Somerset, New Jersey which has served as our corporate headquarters and principal place of business since June 2006. In connection with this lease, we entered into a stand-by letter of credit facility for $4.2 million to serve as collateral for our performance under the lease and, as such, this cash is not available to us through March 2016.

Net cash used in financing activities during the nine months ended September 30, 2007 was $17.8 million as compared to $540,000 provided by financing activities in the comparable period in 2006. In March 2007, we consummated the Exchange Offer pursuant to which $67.5 million in principal amount of our convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash, which included $843,000 of accrued interest which is not classified as a financing activity. Additionally, the $2.5 million in principal amount of Debentures that remained outstanding after the consummation of the Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). We incurred approximately $1.8 million for costs related to the Exchange Offer.

Factors That May Affect Future Financial Condition and Liquidity

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements until at least May 31, 2008. Our future capital uses and requirements depend on numerous factors, including:

•	our ability to sublease space in, or otherwise reduce the overall costs arising from, our headquarters in Somerset, New Jersey;
•	our progress with research and development;
•	our ability to maintain and establish, and the scope of, collaborations that finance the research and development of our clinical candidates;
•	the progress and success of clinical trials and preclinical studies of our product candidates;
•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights; and
•	the costs and timing of regulatory approvals.

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

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to September 30, 2007, are as follows:

	Payments Due by Period
	Less than 1 Year	1- 3 Years	3- 5 Years	More Than 5 Years	Total

Operating leases	$2,884,285	$5,704,523	$6,142,203	$10,692,763	$25,423,774
Other contractual liabilities(1)	359,994	—	—	—	359,994
Total	$3,244,279	$5,704,523	$6,142,203	$10,692,763	$25,783,768

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

The table excludes any severance or termination payments that would be due to certain of our employees under their employment contracts should they be terminated without cause or terminate following a change of control, as these terms are defined in each such employee’s agreement, prior to the expiration of each employee’s contract term because the amounts are not determinable at this time. As of September 30, 2007, the maximum aggregate amount of severance or termination payments that may be payable under these employment agreements is $2.1 million. We file our employment agreements with our current and former executive officers with the SEC and these agreements are available at www.sec.gov.

The table above also excludes future milestones and royalties (as summarized in the table below) that may be owed to Wyeth, Elan and Biovail Laboratories, Inc., under terms of existing agreements as payments are contingent upon future events. We do not expect to pay any royalties or further milestones under these agreements in 2007.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

ITEM 4T. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out by management as of September 30, 2007, under the supervision and with the participation of our chief executive officer. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective.

There was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or the results of operations.

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

At September 30, 2007, we had cash and cash equivalents and marketable securities of $10.6 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our anticipated operating expenses and capital requirements until May 31, 2008. We will require additional funding to continue our research and development programs, including preclinical and clinical testing of our product candidates, for operating expenses and to pursue regulatory approvals for our product candidates. We intend to seek additional capital in 2007 and 2008 through public or private financing or collaborative agreements; however, if adequate funds are not available to us as we need them, we will be required to curtail significantly or eliminate at least temporarily one or more product development programs. These matters raise substantial doubt over our ability to continue as a going concern.

If we raise additional funding through sales of our common stock or common stock equivalents, our existing common stockholders will likely experience substantial dilution.

Although we believe that we currently have sufficient funds to fund our operations through May 31, 2008, we intend to seek additional capital in 2007 and 2008. In the event we raise additional capital through the sale of common stock or other equity securities, we will likely need to sell a significant number of shares in order to raise a meaningful amount of additional capital and may need to sell these securities at prices that will result in significant dilution to our existing stockholders.

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

Our common stock is currently quoted on the OTC Bulletin Board and the Pink Sheets, which will result in more limited trading opportunities for holders of our common stock, increased volatility and additional difficulty in raising capital in the future if needed.

Our common stock is no longer traded on The NASDAQ Global Market. Instead, it is currently quoted on the OTC Bulletin Board and the Pink Sheets. Although these trading venues offer holders of our common stock the opportunity to trade, our stock price may be highly volatile. Moreover, it is unlikely that any significant long-term institutional holdings will develop through these trading venues. Trading on the OTC Bulletin Board and the Pink Sheets will also likely present additional difficulties in raising additional capital as most institutions prefer to invest in a common stock that is traded on a national securities exchange.

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

Some of the factors that may cause the market price of our common stock to continue to fluctuate include:

•
regulatory developments or enforcement in the United States and foreign countries, such as [the result of the FDA’s upcoming review in December 2007 of Neurocrine’s NDA filing for indiplon], and the May 2006 FDA issuance of an approvable letter (for the 5mg and 10mg IR doses) and a non-approvable letter (for the 15mg MR dose) for the indiplon NDA filings;

•	future issuances of our common stock or other forms of financings that would result in substantial dilution to our existing equity holders;
•	results of clinical trials conducted by us or on our behalf, or by our competitors;
•	delays in initiating clinical trials or changes in previously planned or initiated clinical trials;
•	business or legal developments concerning our collaborators, licensors or licensees, including XTL, Neurocrine and Wyeth;
•	developments or disputes concerning patents or other proprietary rights or patent enforcement;
•	changes in estimates or recommendations by securities analysts;
•	public concern over our drugs that treat CNS disorders, including any other drugs that we may develop in the future;
•	litigation;
•	general market conditions;
•	changes in the structure of health care payment systems;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	economic and other external factors or other disasters or crises;
•	period-to-period fluctuations in our financial results and financial position; and
•	changes in senior management.

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

Since our inception in April 1995 through September 30, 2007, we have incurred significant operating losses and, as of September 30, 2007, we had an accumulated deficit of $198.0 million. We have not yet completed the development, including obtaining regulatory approvals, of any product candidate and, consequently, have not generated any revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our product candidates, we may never achieve significant sales revenue and we expect to incur operating losses for the foreseeable future. We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses may increase in the foreseeable future as we:

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

None of our product candidates is currently approved for sale by the FDA, or by any other regulatory agency in the world, and our product candidates may never be approved for sale or become commercially viable. Before obtaining regulatory approval for the sale of our product candidates, they must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. Our success will depend on the success of clinical trials that have not yet begun. There are a number of difficulties and risks associated with clinical trials including the following:

•	we may discover that a product candidate causes or may cause harmful side effects;
•	we may discover that a product candidate, even if safe when taken alone, may interfere with the actions of other drugs taken at the same time such that its marketability is materially reduced;
•	we may discover that a product candidate does not exhibit the expected therapeutic results in humans;
•	a product candidate may lend itself to user abuse, in which case labeling may adversely affect its marketability;
•	results may not be statistically significant or predictive of results to be obtained from large-scale, advanced clinical trials;
•	we or the FDA may suspend or delay initiation of further clinical trials of our product candidates for any number of reasons;
•	we may be delayed in the FDA protocol review process;
•	patient recruitment in clinical trials may be slower than expected;
•	patient compliance may fall short of trial requirements; and
•	patients may drop out of our clinical trials.

In April and May 2006, we announced the results of our Phase III clinical trial of bicifadine for the treatment of chronic lower back pain, CLBP, study 020.  Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study at any of the three doses tested.  In October 2006, we announced the interim results of our second Phase III clinical trial of bicifadine for CLBP, study 021. Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study and we therefore stopped dosing in this study.

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

We have reduced staffing as a result of stopping certain clinical trials and other development activities for bicifadine, which could result in litigation.

On May 18, 2006, we reduced our workforce to 74 employees from 111 employees in order to lower our cost structure as part of a reorganization of operations and to appropriately align our operations with our then current stage of drug development and research. This reduction in force was made as a result of the postponement by us of certain clinical trials and other development activities for bicifadine. In October 2006, we announced the interim results of our second Phase III clinical trial of bicifadine for CLBP, study 021. Bicifadine did not achieve a statistically significant effect relative to placebo on the primary endpoint of the study and we therefore stopped the dosing in this study. We also stopped dosing in the long-term safety trial of bicifadine, study 022. In addition, our sublicense of bicifadine to XTL in January 2007 resulted in the further reduction of the time and resources necessary for the development of bicifadine. We have completed certain activities related to bicifadine on behalf of XTL and our workforce has been further reduced to 28 employees as of October 31, 2007.  Any reduction in workforce is accompanied by risk of litigation, which if initiated or successful, could harm our business and financial position.

We have experienced a substantial decline in our workforce and we may continue to experience such declines given the uncertainty of our current business situation.

From May 19, 2006 through October 31, 2007, our workforce has declined to 28 employees from 74 employees. With the uncertainty of our business situation, we expect to have further declines. Further reductions in workforce will not only result in delays in initiating clinical studies but could also result in increased costs associated with hiring outside consultants.

We may not receive regulatory approvals for our product candidates, approvals may be delayed or the approvals we receive may not be sufficient to fulfill our current goals for our product candidates.

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and commercialization of our product candidates and in our ongoing research and development activities. Our partner Neurocrine filed two NDAs for indiplon for the treatment of insomnia in April and May 2005. The FDA issued an approvable letter for the 5 mg and 10 mg IR formulation and a non-approvable letter for the 15 mg MR formulation in May 2006. Neurocrine resubmitted its NDA for indiplon capsules in June 2007 and the FDA has committed to action on this filing on December 12, 2007. All our other product candidates are in various stages of research and development and we have not yet requested or received regulatory approval to commercialize any product candidate from the FDA or any other regulatory body.

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

A number of patents that we licensed from Wyeth have expired, including certain composition of matter patents that provide protection for the use of DOV 216,303 for the treatment of depression and the use of bicifadine for the treatment of pain. Patents protecting intermediates useful in the manufacture of ocinaplon have recently expired. The numerous patent applications pending and others in preparation covering our compounds, even if filed and approved, may not afford us adequate protection against generic versions of our product candidates or other competitive products. In the event we achieve regulatory approval to market any of our product candidates and we are unable to obtain adequate patent protection for the ultimate marketed product, we will be required to rely to a greater extent on the Hatch-Waxman Act, and applicable foreign legislation, to achieve market exclusivity. The Hatch-Waxman Act generally provides for marketing exclusivity to the first applicant to gain approval for a particular drug by prohibiting filing of an abbreviated NDA, or ANDA, by a generic competitor for up to five years after the drug is first approved. The Hatch-Waxman Act, however, also accelerates the approval process for generic competitors using the same active ingredients once the period of statutory exclusivity has expired. It may also in practice encourage more aggressive legal challenges to the patents protecting approved drugs. In addition, because some of our patents have expired, third parties may develop competing product candidates using our product compounds and if they obtain regulatory approval for those products prior to us, we would be barred from seeking an ANDA for those products under the Hatch-Waxman Act for the applicable statutory exclusivity period.

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

Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Accordingly, we, either alone or together with our collaborators or licensees, intend to seek and enhance patent protection for our proprietary technologies and product candidates. The risk exists, however, that these patents may be unobtainable if granted or subject to attack, or that the breadth of the claims in a patent, if obtained, may not provide adequate protection of our, or our collaborators’ or licensees’ proprietary technologies or product candidates.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) DOV’s annual meeting of stockholders was held on July 30, 2007.

(b) The following Class II directors were elected at the annual meeting:

Name	Position	Term Expires
Joseph Zakrzewski	Class II Director	2010
Zola Horovitz	Class II Director	2010

The following Class I and III directors continue to serve their respective terms, which expire on our annual meeting of stockholders in the year noted:

Name	Position	Term Expires
Dennis Podlesak	Class I Director	2009
Daniel S. Van Riper	Class I Director	2009
Barbara Duncan	Class I Director	2009
Arnold Lippa	Class III Director	2008
Patrick Ashe	Class III Director	2008

At the 2007 annual meeting, stockholders voted on four propositions: (i) the election of two Class II directors for a term of three years expiring in 2010, (ii) the approval of the Company’s 2007 Stock Award and Incentive Plan, (iii) the authorization of the Company’s board of directors, in its discretion, to amend the Company’s Fourth Amended and Restated Certificate of Incorporation, to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, and (iv) the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. All matters were approved by the Company’s stockholders. The voting results were:

Proposition 1: Election of Directors	For	Withheld
Joseph Zakrzewski	70,153,591	452,356
Zola Horovitz	68,076,536	2,529,411

Proposition 2:	For	Against	Abstain
Approval of 2007 Stock Award and Incentive Plan	67,518,788	2,928,606	158,553

Proposition 3:	For	Against	Abstain
Authorization of the Board of Directors to Effect a Reverse Stock Split	70,204,643	393,040	8,264

Proposition 4:	For	Against	Abstain
Ratification of Selection of Registered Independent Public Accounting Firm	70,544,244	51,244	10,459

ITEM 6. Exhibits

(a)	Exhibits.

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

DOV Pharmaceutical, Inc.

Date: November 7, 2007	By:	/s/ BARBARA DUNCAN

Name: Barbara Duncan Title: Chief Executive Officer and Principal Financial Officer

DOV Pharmaceutical, Inc.

Date: November 7, 2007	By:	/s/ WILLIAM C. KALTNECKER

Name: William C. Kaltnecker Title: Chief Accounting Officer and Controller