Form 10-K
period 2007-12-31
DOV PHARMACEUTICAL INC
filed 2008-03-31
CIK 1066833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________ .

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

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 29, 2007 totaled approximately $34 million based on the then-closing stock price as reported by the Pink Sheets.

On March 15, 2008, there were 110,753,889 outstanding shares of registrant’s common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: Proxy Statement (Part III)

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DOV PHARMACEUTICAL, INC.

Form 10-K

For the Year Ended December 31, 2007

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: may, will, should, expect, intend, plan, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors about which we cannot be certain or even relatively confident. Actual results or events will surely differ and may differ materially from the forward-looking statements contained herein as a result of many factors, some of which we may not be able to predict or may not be within our control. Such factors may also materially adversely affect our ability to achieve our objectives and to successfully develop and commercialize our product candidates, including our ability to:

•	raise substantial additional capital in order to fund operations;

•	obtain and maintain all necessary patents, licenses and other intellectual property rights;

•	demonstrate the safety and efficacy of product candidates at each stage of development;

•	meet our development schedule for our product candidates, including with respect to drug supply and clinical trial initiation, enrollment and completion;

•	meet applicable regulatory standards and receive required regulatory approvals on our strategic partners’ anticipated time schedules or at all;

•	meet our obligations to our strategic partners so we can receive payment of milestones and royalties, if any, under our agreements with them; and

•	seek and evaluate strategic alternatives, including with respect to collaborations and partnerships for certain of our development programs and product candidates.

You should refer to “Item 1A. Risk Factors” in this Annual Report for a more detailed discussion of some of the factors that could cause our actual results to differ materially from the forward-looking statements contained herein. We qualify all our forward-looking statements by these cautionary statements. There are other factors that can and will materially affect our future results. As a result of the foregoing, you should not place undue reliance on our forward-looking statements. We undertake no obligation and do not intend to update any forward-looking statement except as may be required by applicable law.

We have a number of trademarks, including DOV, DOV Pharmaceutical, Inc. and the DOV Pharmaceutical logo. All other trademarks used or referred to in this Annual Report on Form 10-K are the property of their respective owners.

ITEM I. BUSINESS

OVERVIEW

We are a biopharmaceutical company focused on the development of novel product candidates for disorders of the central nervous system, or CNS. We currently have drug development programs that are at the preclinical, Phase I and Phase II clinical stages, including DOV 21,947 (in a Phase II clinical trial for depression), DOV 102,677 (which has completed a Phase I clinical trial) and a preclinical discovery program in reuptake inhibitors and GABA modulators. A key element of our business model is the use of strategic collaborations to accelerate development and mitigate risk. We have sublicensing agreements for the development and commercialization of certain product candidates with XTL Biopharmaceuticals, Inc., or XTL, for bicifadine, with Blue Note Pharmaceuticals, Inc., or Blue Note, for DOV diltiazem and with Neurocrine Biosciences, Inc., or Neurocrine, for indiplon.

DOV 21,947, is a triple reuptake inhibitor (serotonin, norepinephrine and dopamine inhibitor), or TRI, with potential efficacy in the treatment of depression and obesity. We recently initiated a Phase II clinical trial of DOV 21,947 which is expected to enroll approximately 200 patients diagnosed with major depressive disorder. The clinical trial is a randomized, double-blind, placebo-controlled, multi-center trial assessing the efficacy and tolerability of DOV 21,947 over a six-week period. We hope to complete the trial as early as the fourth quarter of 2008. In addition, if we are able to secure adequate funding we intend on initiating a Phase II clinical trial with DOV 21,947 in obesity in 2009. DOV 102,677 is another of our TRIs, with potential efficacy in the treatment of alcohol abuse for which the next study will be a Phase I clinical trial administering repeat doses to volunteers and may be initiated in 2009 if adequate funding is available.

Another lead product candidate, bicifadine, has been shown to be effective in treating pain in three placebo-controlled efficacy trials involving more than 1,600 patients with acute post-surgical pain.  XTL has initiated a Phase II clinical trial of bicifadine in patients with diabetic neuropathic pain and has indicated that the results of the trial may be available as early as the fourth quarter of 2008.

DOV diltiazem is our product candidate for the treatment of hypertension and chronic stable angina. Blue Note has advised us that it is conducting a Phase III development program that is expected to culminate in a 505(b)(2) new drug application, or NDA, filing for use in the treatment of hypertension and angina at the end of 2009.

Indiplon is our product candidate for the treatment of insomnia. On December 12, 2007 the FDA restated its view that the indiplon 5mg and 10mg capsules are approvable but set forth additional requirements: (i) an objective/subjective clinical trial in the elderly, (ii) a safety study assessing the rates of adverse events occurring with indiplon when compared to a marketed product, and (iii) a preclinical study to evaluate indiplon administration during the third trimester of pregnancy. Neurocrine intends to meet with the FDA to discuss these requirements. Neurocrine has reported that it has ceased all indiplon clinical development activities in the U.S. as well as all pre-commercialization activities pending its discussions with the FDA.

Our reuptake inhibitor discovery platforms, including TRIs, norepinephrine and dopamine reuptake inhibitors, serotonin and dopamine reuptake inhibitors, and SNRIs (serotonin and norepinephrine reuptake inhibitors) involve compounds that are able to treat a wide variety of neuropsychiatric disorders ranging from depression and attention deficit hyperactivity disorder, to pain and obesity.  We have preclinical molecules belonging to each of these four classes. The primary objective of our GABA modulator discovery program is the development of compounds producing a robust anti-anxiety action without the side effects associated with benzodiazepines such as diazepam, better known as Valium.  At present, only limited activities are being undertaken in relation to the two discovery platforms.

OUR BUSINESS STRATEGY

Our goal is to become a leader in the development and commercialization of novel product candidates for the treatment of CNS disorders. Elements of our strategy to achieve this goal include the following:

Pursue development of our lead product candidates. We have four product candidates undergoing clinical development either by us or a sublicensee. These product candidates address substantial pharmaceutical markets. We intend to continue to design the clinical programs for our product candidates to provide clear and defined paths to attract strategic collaborators to assist us in clinical development and in attaining regulatory approval.

Selectively establish strategic collaborations to assist in the development and commercialization of our products and mitigate financial risk. We have established strategic collaborations and we intend to continue to pursue strategic collaborations with partners to leverage our resources with the development, regulatory and commercialization capabilities of our partners. We currently have sublicensing agreements with XTL for bicifadine, with Blue Note for DOV diltiazem and with Neurocrine, for indiplon.

Reduce clinical development risk by building a diversified product portfolio. We have built and intend to continue to build a portfolio of diverse product candidates to address CNS disorders to reduce the risks associated with the clinical development of any one drug. We have focused our development resources on product candidates in all stages of research and clinical development; however in the near term will focus our efforts primarily on the completion of the Phase II clinical trial for DOV 21,947. We focus on developing product candidates with diverse mechanisms of action to limit the risk of difficulties associated with a particular mechanism of action. Finally, a single mechanism of action may have multiple therapeutic uses. We intend to investigate the efficacy of our product candidates for these diverse uses in order to enhance their commercial potential. We believe that our portfolio approach reduces undue dependence on any single product candidate or therapeutic application to achieve commercial success and creates multiple potential sources of revenue.

OUR PRODUCT CANDIDATES

The following table summarizes the status of our product candidates and discovery programs.

Product Candidate/ Discovery Program	Indication(s)	Status(1)	Development and Commercialization Rights

Clinical
DOV 21,947	Depression	Phase II	DOV
	Obesity	Phase I	DOV
Bicifadine	Pain	Phase II/Phase III(2)	XTL
DOV diltiazem	Hypertension and Angina	Phase I/III(3)	Blue Note
DOV 102,677	Alcohol Abuse	Phase I(4)	DOV

Preclinical
DOV 216,419	Depression and Pain	Pre-IND(5)	DOV
Uptake inhibitors	Various CNS Disorders	Discovery	DOV
GABA modulators	Various CNS Disorders	Discovery	DOV

Program Subject to Regulatory Review
Indiplon: 5mg and 10mg capsules	Insomnia	FDA has deemed approvable(6)	Neurocrine/ Dainippon Sumitomo Pharma

(1) For an explanation of the terms Preclinical, IND, Phase I, Phase II and Phase III, please refer to “Government Regulation” in this “Business” section.
(2) XTL initiated a Phase II clinical trial in neuropathic pain in September 2007 and expects the results to be available in the fourth quarter of 2008. Bicifadine has been studied in five Phase III clinical trials.
(3) Blue Note has advised us that it is conducting a Phase III development program expected to culminate in a 505(b)(2) NDA filing for use in the treatment of hypertension and angina at the end of 2009.
(4) We may initiate a Phase I clinical trial administering repeat doses of DOV 102,677 to volunteers in 2009 if adequate funding is available.
(5) We may file an IND for DOV 216,419 in the fourth quarter of 2009 and undertake the necessary expenditures to enable initiation of a Phase I clinical trial in the second quarter of 2010 if adequate funding is available.
(6) Neurocrine has stated that it has received a letter from the FDA which indicated additional requirements necessary for approval.

OUR PRODUCT CANDIDATES UNDER DEVELOPMENT

Clinical Development Programs

DOV 21,947: Our Triple Reuptake Inhibitor for Depression and Obesity

Depression is a disorder in which the affected person experiences a mental state of sadness, despair, discouragement and hopelessness. Other symptoms may include apathy, withdrawal from social contact, an inability to experience pleasure, changes in appetite and sleep patterns, low energy levels, difficulty concentrating and thoughts of suicide. Neurotransmitters regulate numerous functions in the CNS and imbalances in them have been linked to a number of psychiatric disorders, including depression. The actions of these neurotransmitters are terminated by specific transport proteins that remove them from synapses in the brain. Antidepressants are thought to produce their therapeutic effects by inhibiting the uptake activity of one or more of these transport proteins, effectively increasing the concentration and duration of action of these neurotransmitters at their receptors. It is estimated that 19 million people in the U.S. suffer from depression. Depression is typically treated with selective serotonin reuptake inhibitors, or SSRIs (such as Prozac and Zoloft) serotonin and norepinephrine reuptake inhibitors, or SNRIs (such as Effexor or Cymbalta) or buproprion, a norepinephrine and dopamine reuptake inhibitor.

Obesity affects tens of millions of adults and children in the U.S. and poses serious long-term threats to their health and welfare. Studies have shown that modest weight loss of as little as 5% of initial body weight can result in a meaningful reduction in the risks associated with obesity, such as diabetes. Currently, pharmaceutical treatment options for obesity are limited.

Both preclinical studies and clinical trials indicate that a drug inhibiting uptake of all three neurotransmitters, serotonin, norepinephrine and dopamine, may produce a faster onset of action or provide greater efficacy than traditional antidepressants. We believe that such a ‘broad spectrum’ antidepressant could represent a breakthrough in the treatment of depression. Moreover, both preclinical studies and clinical trials indicate that TRIs are effective in the treatment of obesity given that obesity and depression are often co-morbid conditions.

DOV 21,947 is a TRI and is the (+)-enantiomer of DOV 216,303, described below. In animal models considered to be highly predictive of antidepressant action, DOV 21,947 was more potent than Tofranil, an SNRI, and the SSRIs Prozac and Celexa. Because of its ability to inhibit the uptake of all three neurotransmitters implicated in depression, we believe DOV 21,947 may be more effective and have a more rapid onset than other antidepressants. In addition, at doses similar to those active in models predictive of antidepressant action, DOV 21,947 produced a significant weight loss in two animal models of diet-induced obesity and also produced weight loss in an eight-week study in volunteers as described below.

Eight phase I studies of DOV 21,947 have been completed and we initiated a Phase II double-blind clinical trial of DOV 21,947 versus placebo in depressed patients in February 2008. In December 2005 in a multiple-dose Phase I clinical trial of DOV 21,947 rashes were noted in several subjects at dose levels (i.e., 450 mg to 600 mg total daily dose) substantially above what is believed to be the therapeutic dose range in depression and obesity for DOV 21,947.

In August and September of 2007 we announced the results from a double-blind placebo-controlled Phase I study of DOV 21,947 in 46 volunteers. This eight-week study demonstrated that DOV 21,947 was safe and well-tolerated at doses of up to 150 mg per day. The proportion of subjects with treatment-emergent adverse events was similar in the DOV 21,947 (36%) and the placebo (47%) groups. Adverse events with >3% incidence in both the DOV 21,947 and placebo arms included headache, nausea, diarrhea and dizziness. DOV 21,947 produced statistically significant reductions in both body weight (p<0.006) and plasma triglyceride levels (p<0.015) in drug-compliant subjects compared to placebo. Subjects with detectable (~ 70% of drug-treated subjects) blood levels of DOV 21,947 during at least three of four bi-weekly blood draws were classified as drug compliant. At the end of treatment, the mean difference in body weight change from baseline between the drug-compliant and placebo groups was 4.6 pounds. Following a one week wash-out, the highly significant changes in plasma triglyceride levels and body weight were lost, indicating that these effects were reversible, and related to drug treatment.

Phase II Clinical Trial

We initiated a Phase II clinical trial of DOV 21,947 in February 2008 which is expected to enroll approximately 200 patients with major depressive disorder. The clinical trial is a randomized, double-blind, placebo-controlled, multi-center trial assessing the efficacy and tolerability of DOV 21,947 over a six-week period and is being conducted in Romania and Serbia. The primary endpoint will be the change in the total score on the Montgomery-Asberg Depression Rating Scale from baseline to end of treatment in efficacy evaluable patients. We expect to complete the trial as early as the fourth quarter of 2008.

DOV 216,303, the Parent Compound of DOV 21,947

DOV 21,947 is an optically active compound that is a component of the racemic mixture, DOV 216,303. We completed several Phase I studies and a Phase II efficacy trial using DOV 216,303 in patients with major depressive disorder. The Phase II clinical trial was a randomized, multi-center, double-blind, safety, efficacy and tolerability study with 67 patients and compared 50 mg b.i.d. of DOV 216,303 to 20 mg b.i.d. of citalopram, an SSRI. Patients who completed two weeks of treatment in both the DOV 216,303 and citalopram groups demonstrated reductions from baseline (p<0.0001) in the primary outcome measure, the total Hamilton Depression scores. This trial also showed that DOV 216,303 was generally well-tolerated, with no serious adverse events. DOV 216,303 was originally in development for depression; however as the patented composition of matter claim has expired, there are no ongoing clinical trials of DOV 216,303 and none are planned. We believe that as a racemic mixture containing DOV 21,947, the Phase II trial with DOV 216,303 provides a proof of concept that DOV 21,947 will be effective in the treatment of major depressive disorder.

Bicifadine: Our Novel Analgesic

  Drugs for the treatment of pain, or analgesics, have historically been placed into the following general categories:

• narcotics or opioids, e.g., morphine, codeine, Demerol and Percodan;

• anticonvulsants, antidepressants and other agents used to treat neuropathic pain; and

• non-narcotic prostaglandin inhibitors, e.g., aspirin, acetaminophen, ibuprofen and COX-2 inhibitors.

The FDA has granted approval for two other classes of compounds for the management of specific types of chronic pain. In the first class, Neurontin, marketed by Pfizer, is an anticonvulsant whose actions on ion channels in neuronal tissue are likely responsible for its therapeutic effects in a certain type of neuropathic pain, such as postherpetic neuralgia. Sharing a similar structure with Neurontin is Lyrica, also marketed by Pfizer, which was approved in December 2004 for the management of neuropathic pain associated with diabetic peripheral neuropathy and postherpetic neuralgia. In the second class, Cymbalta, marketed by Eli Lilly and Co., was granted approval in September 2004 for the management of diabetic peripheral neuropathic pain. Cymbalta’s mechanism of action is believed to result from the inhibition of the uptake of serotonin and norepinephrine in nerve cells, properties also possessed by bicifadine.

Bicifadine, our product candidate for the treatment of pain, was licensed by us from Wyeth Holdings Corporation, or Wyeth, in 1998 and sublicensed to XTL in 2007. Bicifadine’s primary pharmacological action is to enhance and prolong the actions of norepinephrine and serotonin by inhibiting the transport proteins that terminate the physiological actions of the two biogenic amines. Preclinical studies with bicifadine indicate this molecule possesses additional neurochemical properties that may contribute to its analgesic effects. Preclinical studies and clinical trials indicate that either one or a combination of these individual actions may account for the analgesic properties of bicifadine.

Bicifadine is not a narcotic and in preclinical studies has been shown not to interact with opiate receptors. Four Phase I clinical trials and 14 Phase II clinical trials involving more than 1,000 patients have already been conducted by Wyeth or DOV with an IR formulation of bicifadine. In five exploratory double-blind, placebo-controlled Phase II clinical trials of the IR formulation conducted by Wyeth, bicifadine demonstrated a statistically significant reduction in pain versus placebo, in some cases with an outcome suggesting it might be comparable to or better than positive controls such as codeine.

In addition to these trials with the IR formulation, we have conducted numerous trials using the sustained release formulation, a formulation that permits less frequent daily dosing and improves tolerability. These include three placebo-controlled efficacy trials in more than 1,600 patients with acute post-surgical pain, three Phase III clinical trials of bicifadine in chronic lower back pain, and one Phase II trial of bicifadine in osteoarthritis, all of which have provided us with a significant amount of data about the efficacy and safety of the product candidate.

XTL Development Plan

XTL has stated that it intends to develop bicifadine for the treatment of neuropathic pain - a chronic condition resulting from damage to peripheral nerves. In September 2007, XTL initiated a randomized, double-blind, placebo-controlled Phase II clinical trial comparing 200 mg t.i.d. and 400 mg t.i.d. of bicifadine versus placebo in patients with diabetic neuropathic pain. The Phase II trial is expected to enroll approximately 330 patients and be completed as early as the fourth quarter of 2008.

DOV Diltiazem: Our Product Candidate for Hypertension and Angina

It is estimated that 50 million, or one in six Americans suffer from hypertension, also known as high blood pressure. More than 16 million Americans are estimated to suffer from chronic stable angina, or angina pectoris, a recurring, severe constricting pain in the chest due to inadequate blood supply to the heart caused by heart disease.  It has been established that hypertension is typically greater in the morning, and that angina attacks are more likely to occur during the morning and afternoon hours, peaking in the hours immediately post-waking.

Calcium channel blockers, including the generic compound diltiazem, remain a standard of care in the treatment of hypertension and chronic stable angina and continue to be highly endorsed by the medical community.  As a non-dihydropyridine calcium channel blocker, diltiazem is particularly well suited for use in many patients either with, or at risk of, a number of co-existing medical conditions. Although comparative studies have demonstrated equivalent anti-angina effects for many marketed calcium channel blockers, a lower incidence of side effects with diltiazem has often been reported in these studies.

DOV diltiazem, our proprietary formulation of diltiazem, is our product candidate for the treatment of hypertension and chronic stable angina. We entered into a strategic collaboration with Blue Note in November 2007 for the clinical development and commercialization of DOV diltiazem. DOV diltiazem combines an immediate release component with a controlled release component in order to provide prompt and improved blood levels during the critical morning hours and throughout the day compared to currently marketed diltiazem products.  We believe that DOV diltiazem can effectively reduce blood pressure and angina attacks in the morning hours to a significantly greater extent than commercially available products because of its combination of immediate and extended release components.  Data from five Phase I trials to date indicate that our patented formulation produces clinically relevant blood levels within 30 minutes of administration and results in higher blood levels in the morning than Tiazac, a popular alternative treatment. In 2004 and 2006, we reached agreement with the FDA’s Cardio-Renal Division on the scope and design of the clinical trials required for submission of an NDA for DOV diltiazem. The FDA agreed that no additional preclinical or toxicology studies would be required for the NDA submission.

Blue Note Development Plan

Blue Note has advised us that it is conducting a Phase III development program expected to culminate in a 505(b)(2) NDA filing for use in the treatment of hypertension and angina at the end of 2009.

DOV 102,677: Our TRI for Alcohol Abuse & Alcoholism

Alcohol abuse may be characterized by a failure to fulfill major role obligations at work, school, or home, interpersonal social and legal problems, and/or drinking in hazardous situations. Alcoholism, also referred to as alcohol dependence, is a condition characterized by impaired control over drinking, compulsive drinking, preoccupation with drinking, tolerance to alcohol and/or withdrawal symptoms. Alcohol abuse and alcoholism affects approximately 18 million adults in the U.S. The only FDA approved treatments for alcohol abuse and alcoholism are disulfiram, naltrexone and acamprosate.

DOV 102,677 is a TRI is related to DOV 21,947 and DOV 216,303. In a Phase I clinical trial, DOV 102,677 was shown to be safe and well-tolerated at single doses of up to 150 mg. At higher doses, transient abnormal color vision, which was reversible, was observed in the majority of subjects.  Results of this Phase I trial and compelling data from animal models of alcohol abuse have led us to identify DOV 102,677 as a product candidate to treat alcohol abuse and alcoholism. We may initiate a Phase I clinical trial administering repeat doses of DOV 102,677 to volunteers in 2009 if adequate funding is available.

Preclinical Discovery and Development Programs

Our discovery program has been focused on reuptake inhibitors and GABAA receptor modulators for the treatment of CNS disorders. Given the recent reduction in workforce, at present only limited activities are being undertaken in relation to the two discovery platforms.

Reuptake Inhibitor Platform

Our reuptake inhibitor platform includes TRIs (triple reuptake inhibitors), NEDs (norepinephrine and dopamine reuptake inhibitors), SADs (serotonin and dopamine reuptake inhibitors), and SNRIs (serotonin and norepinephrine reuptake inhibitors). We believe we can create compounds that are able to treat a wide variety of neuropsychiatric disorders ranging from depression and attention deficit disorder, to pain and obesity through a tailoring process that produces new chemical entities with varying potencies at two (in the case of NEDs, SADs, and SNRIs) or three (in the case of TRIs) transport proteins. For example, we believe NEDs (with a range of potencies to inhibit norepinephrine and dopamine uptake ranging) may offer certain advantages over currently prescribed medications for the treatment of attention deficit disorder. We have reuptake inhibitors from each of these classes. In addition, our reuptake inhibitor discovery program included work to identify second generation bicifadine-like compounds. The pharmacological properties of DOV 216,303 and its potential uses remain under investigation.

DOV 216,419, a TRI preclinical product candidate, possesses a unique neurochemical profile, and is structurally distinct from DOV 21,947 and DOV 102,677. In preclinical models, DOV 216,419 exhibits antidepressant-like properties as well as potent analgesic activity. We may file an IND for DOV 216,419 in the fourth quarter of 2009 and undertake the necessary expenditures to enable initiation of a Phase I clinical trial in the second quarter of 2010 if adequate funding is available.

GABA Modulator Platform

GABAA receptors are classified into biochemically, pharmacologically and functionally distinct receptor subtypes that influence different behaviors such as anxiety, sedation and amnesia.

We believe that compounds that selectively act on specific GABAA receptor subtypes produce the desired therapeutic effects in the absence of the undesirable effects associated with traditional GABA modulators such as benzodiazepines. For example, compounds acting at one GABAA receptor subtype may reduce anxiety without sedation, while compounds acting at another GABAA receptor subtype may produce sedation without memory impairment or other undesirable effects associated with acting at other receptor subtypes.

Our internal discovery efforts with GABAA receptor modulators have yielded a series of compounds. These new chemical entities are significantly more potent than ocinaplon, the anti-anxiety product candidate we licensed from Wyeth. These compounds appear to function as partial positive allosteric modulators at specific GABAA receptor subtypes that may be involved in the treatment of various anxiety disorders, including generalized anxiety disorder and panic disorder.

In August 2005, we suspended further dosing in the ongoing Phase III clinical trial of ocinaplon following the occurrence of enzyme elevations in liver function tests. Based upon the data, in October 2005 we discontinued the development of ocinaplon for generalized anxiety disorder but continue to explore other potential uses.

Program Subject to Regulatory Review

Indiplon: Our Product Candidate for Insomnia

Insomnia affects an estimated 86 million adults in the U.S. who report trouble sleeping a few nights per week or more, according to a 2006 report from Mattson Jack (an epidemiological database). Mattson Jack also reports that an estimated 26 million adults in the U.S. experience chronic insomnia, having trouble sleeping every night or almost every night.

During the late 1980s, a class of drugs known as non- benzodiazepines was developed to target a specific population of GABAA receptors. The non- benzodiazepines are believed to produce a reduced incidence of side effects attributable to the non- benzodiazepines binding more selectively than the benzodiazepines to a specific GABAA receptor subtype. The most commonly prescribed of the non- benzodiazepines in the U.S. are Ambien, Ambien CR, Sonata and Lunesta.

Indiplon, our insomnia product candidate was licensed from Wyeth and sublicensed to Neurocrine in 1998. In October 2007, Neurocrine announced an exclusive license agreement with Dainippon Sumitomo Pharma to develop and commercialize indiplon in Japan. Indiplon is a non-benzodiazepine GABAA receptor agonist which acts via the same mechanism as the currently marketed non-benzodiazepine therapeutics.

Neurocrine filed NDAs with the FDA for both indiplon capsules and indiplon tablets and on May 15, 2006, Neurocrine received two responses from the FDA. These responses indicated that indiplon 5mg and 10mg capsules were approvable and that the 15mg tablets were not approvable.

For indiplon tablets, the FDA requested that Neurocrine reanalyze certain safety and efficacy data and questioned the sufficiency of the objective sleep maintenance clinical data with the 15mg tablet in view of the fact that the majority of the indiplon tablet studies were conducted with doses higher than 15mg. Neurocrine met with the FDA to discuss the actions needed to bring indiplon tablets from not approvable to approval. The FDA has requested additional long-term safety and efficacy data with the 15mg dose for the adult population and the development of a separate dose for the elderly population.

Neurocrine resubmitted the NDA for indiplon 5mg and 10mg capsules seeking clearance to market indiplon capsules for the treatment of insomnia. In December 2007 the FDA restated its view that the indiplon 5mg and 10mg capsules are approvable but set forth additional requirements: (i) an objective/subjective clinical trial in the elderly, (ii) a safety study assessing the rates of adverse events occurring with indiplon when compared to a marketed product, and (iii) a preclinical study to evaluate indiplon administration during the third trimester of pregnancy. Neurocrine, which has since announced that it intends to meet with the FDA to discuss these requirements, also reported that it has ceased all indiplon clinical development activities in the U.S. as well as all pre-commercialization activities pending its discussions with the FDA.

The preceding descriptions of Neurocrine’s clinical development and clinical trial results for indiplon are based solely on Neurocrine’s public disclosures through March 5, 2008.

Strategic Collaborations and Licensing Agreements

XTL Development, Inc.

In January 2007, we granted XTL the exclusive right to develop products incorporating bicifadine for the treatment of human diseases, disorders and conditions, except for treatment of symptoms in certain areas of women’s health. XTL agreed to fund future research, development, manufacturing and commercialization costs of bicifadine. We received an up-front payment of $6.5 million, of which $5.0 million was paid to Wyeth as a result of the acceleration of a milestone. We also paid Elan $500,000 pursuant to a pre-existing agreement with them.  XTL later made an additional $1.0 million payment to DOV upon the successful transfer to XTL of an existing IND and certain program documentation.  Total up-front and milestone payments by XTL under the agreement could reach $130.0 million if all milestones are achieved, with escalating low double-digit royalties on annual net sales of bicifadine.  However, we recently reached agreement with a small group of private investors for a partial monetization of the bicifadine royalty stream, which, if it closes, would re-direct a substantial portion of any royalties payable to us to these private investors. XTL can elect to make certain non-royalty payments, including milestone payments, to us in registered shares of common stock of its parent company, XTL Biopharmaceuticals Ltd.

Blue Note Pharmaceuticals, Inc.

In November 2007, we granted Blue Note the exclusive right to develop and market products incorporating DOV diltiazem for the management of hypertension and/or angina, as well as other indications. Under the terms of the agreement, we received an up-front payment of $500,000, and we are entitled to additional milestone payments of up to $5.7 million. In addition, we will be entitled to receive up to double-digit royalties on future net sales if the product candidate is successfully commercialized.

Neurocrine Biosciences, Inc.

In June 1998, we sublicensed indiplon to Neurocrine on an exclusive, worldwide basis for ten years or, if later, the expiration of any patent covering either the compound or the marketed product, currently 2023. Neurocrine is responsible for the research, development and commercialization of indiplon. At the end of the term, Neurocrine will have a fully-paid, royalty-free license to the compound and the marketed product. During the term of the agreement, we are entitled to receive a royalty of 3.5 percent of net sales for the later of the expiration of the Wyeth patents and Neurocrine patents covering indiplon in such country and a period of the first ten years post launch in a given market, if any, and an additional net milestone payment of $1.5 million upon FDA approval.

In October 2007, we amended our agreement with Neurocrine, in connection with which we received $1.0 million. Among other things, this amendment modified certain of the milestone provisions of the agreement by a reduction of $1.0 million and provided that certain royalties payable to us under the agreement may be prepaid upon the occurrence of specified future events. The original milestone due to us of $1.5 million has been reduced to $500,000.

Wyeth Holdings Corporation

In May 1998, we licensed bicifadine, indiplon, ocinaplon and DOV 216,303 from Wyeth, on an exclusive, worldwide basis, for all indications. We have the right to develop and commercialize these compounds, including the right to grant sublicenses to third parties, subject to Wyeth's right of first refusal.

In December 2006, we replaced the original agreement, as amended, with three separate and distinct license agreements. Under the amended licensing agreements, we gained an exclusive license to certain additional Wyeth intellectual property to allow us to develop products incorporating the licensed compounds for the treatment of human diseases, disorders and conditions, except for the treatment of vasomotor symptoms in women. We granted to Wyeth an exclusive license to certain DOV intellectual property to allow Wyeth to develop products incorporating the compounds for the treatment of vasomotor symptoms in women, provided that the parties agreed to negotiate to jointly develop and commercialize any such products. Pursuant to these agreements, we are obligated to pay Wyeth royalties of 3.5 percent of net sales for ocinaplon and DOV 216,303 and 5.0 percent of net sales for bicifadine, and milestones of $2.5 million each for ocinaplon and DOV 216,303 and $5.0 million for bicifadine upon NDA filing, and $4.5 million each for bicifadine, ocinaplon and DOV 216,303 upon an NDA approval. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5 percent should we partner or sublicense the compound. In addition, should we partner or sublicense a compound, the next milestone payable to Wyeth for that compound will be accelerated. Upon sublicensing DOV 216,303 to Merck in August 2004 and bicifadine to XTL in January 2007, we paid the $5.0 million and $2.5 million due upon the acceleration of the milestones. In addition, we are obligated to pay milestones of $2.25 million upon NDA (or its equivalent) approval in the U.S., Europe or Japan for any product containing DOV 21,947 or DOV 102,677, but only if such milestone becomes payable prior to payment of the $4.5 million milestone payable on an NDA (or its equivalent) approval for DOV 216,303. Any milestone payments made with respect to DOV 21,947 or DOV 102,677 will reduce DOV's remaining $4.5 million milestone obligation for DOV 216,303.

If Wyeth terminates any of these licenses upon an uncured breach, we must transfer to Wyeth all information, data and know-how relating to the products and any government authorizations, in addition to our rights derived from our sublicensees with regard to the products. The agreements expire as to each compound for the later of the expiration of the Wyeth patents in such country and a period of ten years following the launch of each compound in each country. Upon such expiration, with respect to each country we will have a fully paid, royalty-free license with the right to make, use or sell the compounds without any further monetary obligation to Wyeth.

Elan Corporation, plc and Elan International Services, Ltd.

In January 1999, we and Elan established a joint venture to develop controlled release formulations of bicifadine for the treatment of pain, and ocinaplon for the treatment of anxiety disorders and epilepsy. In October 2003, we and Elan terminated the joint venture and Elan granted to us a non-exclusive, royalty-free, perpetual, worldwide license to make and sell the two product candidates in controlled release formulations using the Elan intellectual property originally licensed to the joint venture, as well as that developed during the venture. In connection with the license, Elan is entitled to receive up to $3.0 million if and when any of these products are licensed or come to market, of which $500,000 was paid in January 2007 as a result of our sublicense agreement with XTL.

Biovail Laboratories Incorporated and Biovail

In January 2001, we entered into a license agreement with Biovail to develop, manufacture and market DOV diltiazem. In March 2003, we and Biovail terminated the license agreement. The termination agreement provided for the return to us of the patent license covering DOV diltiazem, a $1.0 million payment by us to Biovail, and future contingent payments to Biovail of $3.0 million upon issuance of marketing authorization for the drug and up to an additional $7.5 million based upon sales, if any.

Merck & Co.

In August 2004, we entered into an agreement with a subsidiary of Merck & Co., or Merck, for the worldwide development and commercialization of DOV 21,947 for all therapeutic indications, and of DOV 216,303 for the treatment of depression, anxiety and addiction. The license agreement was later terminated by the parties effective December 2006, as a result of which we regained all rights to the compounds, including the use of results of studies performed by Merck. There were no payments due to or from Merck upon this termination.

Patents and Proprietary Rights

Our Patents

We have accumulated a sizeable portfolio of patents and patent applications in the course of our research, which we believe constitutes a very valuable business asset. Some of these patents relate to our clinical product candidates, while others relate to our preclinical product candidates. Still others relate to our technologies and other discoveries for which no product candidate has yet been identified. While the issuance of a patent does not in itself assure us that our intellectual property rights will remain secure, we believe that we have taken all reasonable steps necessary to protect our technologies and inventions from misappropriation by others. More than 150 patents and patent applications have either been issued or filed in the U.S. and major foreign markets.

Our Trade Secrets

We also rely upon unpatented trade secrets, and we cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect such rights. We require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisers to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of our employees, the agreement provides that all inventions conceived by such employees shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Third Party Rights

Our success also depends in part on our ability to gain access to third party patent and proprietary rights and to operate our business without infringing on third party patent rights. We may be required to obtain licenses to patents or other proprietary rights from third parties to develop, manufacture and commercialize our product candidates. Licenses required under third-party patents or proprietary rights may not be available on terms acceptable to us, if at all. If we do not obtain the required licenses, we could encounter delays in product development while we attempt to redesign products or methods or we could be unable to develop, manufacture or sell products requiring these licenses.

Manufacturing

We intend to continue to rely on third-party contract manufacturers to produce sufficient quantities of our product candidates for use in our preclinical studies and clinical trials. We also intend to rely on third-party contract manufacturers to produce sufficient quantities for large-scale commercialization. In this regard, we have and will continue to engage those contract manufacturers who have the capability to manufacture drug products in amounts required for commercialization. While there are certain risks associated with the use of outside vendors to manufacture our compounds, we believe these are mitigated by the cost savings involved.

Marketing and Sales

At present we have no need for marketing, sales or distribution capabilities. If and when we have a need for such capabilities, we will need to either acquire or internally develop sales and distribution capabilities, or make arrangements with third parties to perform these services for us, in order to commercialize any of our product candidates.

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

Preclinical studies generally are conducted in laboratory animals to evaluate the potential safety and the efficacy of a drug product. In the U.S., drug developers submit the results of preclinical studies to the FDA as a part of an investigational new drug application, or IND, which must become effective before they can begin clinical trials in the U.S. An IND becomes effective 30 days after receipt by the FDA unless the FDA objects to it. Typically, clinical evaluation involves a time-consuming and costly three–phase process.

Phase I
Refers to closely-monitored clinical trials and includes the initial introduction of an investigational new drug into human patients or normal volunteer subjects. Phase I clinical trials are designed to determine the metabolism and pharmacologic actions of a drug in humans, the side effects associated with increasing drug doses and, if possible, to gain early evidence on effectiveness. Phase I trials also include the study of structure-activity relationships and mechanism of action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes. During Phase I clinical trials, sufficient information about a drug’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase II studies. The total number of subjects or patients included in a Phase I clinical trial varies, but is generally in the range of 20 to 80.

Phase II
Refers to controlled clinical trials conducted to evaluate the effectiveness of a drug for a particular indication or indications in patients with the disease or condition under study and to determine the common short–term side effects and risks associated with the drug. These clinical trials are typically well controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred patients.

Phase III
Refers to expanded controlled and uncontrolled clinical trials, also involving patients with the disease or condition under study. These clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. They are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit–risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III trials usually include from several hundred to several thousand patients.

The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the U.S. and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. To date we have conducted certain of our clinical trials outside the U.S., where they are monitored by the applicable national regulatory agencies. All clinical trial test design and results, whether the trial is conducted in the U.S. or abroad, are subject to review by the FDA following IND or NDA filings.

Once Phase III trials are completed, drug developers submit the results of preclinical studies and clinical trials to the FDA, in the form of an NDA, for approval to commence commercial sales. In response, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not meet regulatory approval criteria. This is the registration process. FDA approval may not be granted on a timely basis, or at all. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product. Similar regulatory procedures must also be complied with in countries outside the U.S. A 505(b)(2) application is a NDA for which one or more of the investigations relied upon by the applicant for approval "were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted".

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

Competition

Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors such as the availability of patent and other protection for technology and products, the ability to commercialize technological developments, and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the U.S., Europe and elsewhere, as well as a growing number of large pharmaceutical companies. A number of companies are engaged in the development of novel drugs for the treatments of CNS disorders. Many if not most of these companies have significantly greater financial, technical and marketing resources than we do. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants. Our ability to compete successfully with other companies in the biopharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

We are aware of certain products under development or manufactured and commercialized by competitors that are used for the treatment of certain diseases that we have targeted for product development, as well as various other biopharmaceutical products that are likely to compete directly with our product candidates.

We expect that our product candidates under development will address major markets. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete preclinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price, availability of reimbursement, patent position, manufacturing capacity and capability, distribution capability and government action. We cannot assure you that we will be able to compete successfully in any of these areas, and our inability to compete would materially and adversely affect our business prospects.

Employees

In January 2008, we reduced our professional staff in order to conserve our financial resources and better align our capabilities with our current business strategy. As of March 11, 2008, we had 12 full-time employees and one part-time employee, five of which hold Ph.D., M.D. or equivalent degrees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good.

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

ITEM 1A. RISK FACTORS

The nature of our business subjects us to a number of significant risks which affect our ability to execute our business strategy and build our business. If any of the events covered by the following risks occur, our business, results of operations and financial condition could be harmed. In that case, the trading price of our common stock will likely decline. Moreover, our actual results may differ materially from our forward-looking statements as a result of the following factors.

Risks Related to our Business

We have incurred significant operating loses for the past twelve years, and our cash and cash equivalents are only adequate to fund our operations for the next eight to twelve months.

Since our inception in April 1995 through December 31, 2007, we have incurred significant operating losses and, as of December 31, 2007, we had an accumulated deficit of $199.2 million. We expect to incur operating losses for the foreseeable future. At December 31, 2007, we had cash and cash equivalents of approximately $9.6 million. We believe that our existing resources will be sufficient to fund our anticipated operating expenses and capital requirements for the next eight to twelve months. There are a number of circumstances, however, which could result in our needing additional capital sooner than anticipated, such as unexpected costs associated with the Phase II clinical trial we are currently conducting in Eastern Europe. We will require additional funding no later than the fourth quarter of 2008 to continue our research and development programs, including preclinical and clinical testing of our product candidates and for operating expenses. We are continually evaluating opportunities to raise additional capital through public or private financing, as well as evaluating prospective business partners, and will continue to do so. However, if adequate capital is not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

Based upon the recent price of our common stock on the OTC Bulletin Board, even if we are able to raise additional capital it is likely that our existing stockholders will experience substantial and permanent dilution.

If we raise additional capital in 2008 as we intend, based upon our recent stock price we will almost certainly need to sell a significant amount of equity, whether in the form of new shares of common stock or some other form of convertible security, in order to raise any meaningful amount of capital. Any significant sale of equity securities in any form at these prices will result in significant dilution to our existing stockholders. The prospect of this dilution is likely to continue to have a negative effect on the market price and trading volume of our common stock until such time as an actual financing occurs.

Our common stock is currently only quoted on the OTC Bulletin Board and the Pink Sheets and we have no research coverage by security or industry analysts. Our inability to trade on the Nasdaq or some other national securities exchange, and the lack of research coverage, has resulted in fewer shares being traded and even greater volatility in our share price, while also causing additional difficulty in raising capital.

Our common stock is currently only quoted on the OTC Bulletin Board and the Pink Sheets. The inability to trade on a larger and more established market such as the Nasdaq further impairs our ability to raise much needed capital as most institutions invest only in a common stock that is traded on a national securities exchange. Furthermore, the market for shares of common stock in small, thinly capitalized biopharmaceutical companies like ours depends heavily on the research and reports that securities or industry analysts publish about us or our business. We do not currently have, and may never again obtain, research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the price and trading volume for our stock will continue to be negatively impacted.

Our stock price, which is trading near its all-time low, remains highly volatile and could decline even further.

Our stock price, which as of March 15, 2008 was near its all-time low, remains extremely volatile and could decline further. Most recently, following Neurocrine’s announcement regarding yet further delay in the FDA review and approval process for indiplon, our stock price experienced yet another significant decline. Some of the factors that could cause the market price of our common stock to continue to decline include:

•	adverse regulatory developments and delays, such as the recent delay in the FDA approval of indiplon for commercial sale;
•	the sale by our stockholders of a significant number of shares due to their concern about any future dilution that might result from our sale of capital stock;
•	adverse results from either of the pending clinical trials involving our product candidates;
•	delays in either starting or completing clinical trials as well as unexpected cost increases or other difficulties that can occur once a trial has been started;
•	disagreements with our strategic partners, including XTL, Blue Note, Neurocrine and Wyeth;
•	developments or disputes concerning patents or other proprietary rights or patent enforcement; or
•	unexpected changes in senior management.

If any of the foregoing risks occur, our stock price is likely to fall and in some cases could expose us to class action lawsuits, such as the several class action lawsuits filed as a result of a decline in the price of our stock following our IPO in 2002.

Our future success is now almost entirely dependent upon the successful outcome of pending clinical trials for our lead product candidates.

None of our product candidates is currently approved for sale by the FDA or any other regulatory agency, and our product candidates may never be approved for sale. Before obtaining regulatory approval for the sale of our product candidates, the compounds must be subjected to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. There are a number of difficulties and risks associated with clinical trials including the following:

•	after spending a significant amount of time and money conducting preclinical studies, we may discover that a product candidate does not exhibit the desired therapeutic effects in humans;
•	we may discover that a product candidate causes, or could cause, undesirable and possibly even dangerous side effects;
•	we may discover that a product candidate, even if safe when taken alone, may interfere with the actions of other drugs taken at the same time such that its marketability is materially reduced;
•	results may not be statistically significant or predictive of results to be obtained from large-scale, advanced clinical trials;
•	we or the FDA may suspend or delay initiation of further clinical trials of our product candidates for any number of reasons;
•	we may be delayed at any stage of the FDA review process.

Given the uncertainty surrounding the outcome of the regulatory and clinical trial process, it may not be possible to successfully advance the development of effective and safe, commercially viable products. Given our limited cash resources and difficulty in raising additional capital, if we are unable to successfully develop and commercialize any one or more of our product candidates in the foreseeable future, we are unlikely to be able to continue our operations.

By conducting a clinical trial in Eastern Europe for DOV 21,947, we are exposed to a number of risks in addition to those we face conducting trials in more developed countries.

Doing business in Eastern Europe involves a number of significant risks which could materially and adversely affect our business. In addition to the difficulties involved with all international business operations, such as currency fluctuations, complicated labor laws and language barriers, conducting clinical trials in Eastern Europe can be particularly difficult. For example, there remains a high degree of political instability in many parts of Eastern Europe, particularly in countries like Romania and Serbia where we are now conducting a clinical trial. The recent declaration by Kosovo of its independence from Serbia has only further aggravated these difficulties. In the event of hostilities between Kosovo and Serbia, or even the threat of such hostilities, our clinical trial could be delayed or suspended indefinitely, it would become more difficult to identify and hire qualified clinical investigators, enrollment would become more costly and less efficient, patients could be unable to complete the trial, and data from the trial could be irretrievably compromised or lost. For these and many other reasons, it is important to recognize the additional risks we face in completing our clinical trial in Eastern Europe.

At present we rely almost entirely upon our collaborative partners, XTL, Blue Note and Neurocrine, to develop and commercialize three of our four most advanced product candidates, as well as protect certain of our most valuable intellectual property rights.

The successful development and commercialization of three of our four most advanced product candidates depends almost entirely upon the performance of our collaborative partners, XTL, Blue Note and Neurocrine. We do not have any meaningful control over the activities of our collaborative partners and cannot assure you that they will fulfill their obligations on a timely basis, if at all. We have granted our strategic partners many rights as well as certain obligations. These obligations include not just the development and commercialization of our product candidates, but an obligation to defend and enforce our intellectual property rights as well.

Any failure on the part of our collaborators to perform or satisfy their obligations to us could lead to delays in the development or commercialization of our product candidates and affect our ability to realize product revenues. Disagreements with our collaborators could require or result in litigation or arbitration, which could be time-consuming and expensive. There are a number of circumstances where our ability to collect royalty or milestone payments could be impaired, including a material beach of the agreement or insolvency. If we or our collaborators fail to maintain our existing agreements or establish new agreements as necessary, we could be required to undertake development, manufacturing and commercialization activities solely at our own expense. This would significantly increase our capital requirements and may also delay the commercialization of our product candidates.

In less than two years our staffing has been reduced from a high of 111 in 2006 to 13 as of March 11, 2008.

As the result of our lack of financial resources, our workforce has been reduced from 111 employees to 13. As a result, our ability to continue many activities has been tremendously impaired, if not eliminated, which in turn may result in further delays in conducting clinical trials as well as increased costs associated with hiring outside consultants. Any delays in the completion of our clinical trials, or unexpected rise in costs due to our reliance on third parties could materially and adversely affect our business.

There are a number of risks associated with our use of independent clinical investigators, contract research organizations and vendors, many of which could seriously impair our business.

We depend almost entirely on independent clinical investigators, contract research organizations, or CROs, and third party vendors to assist in the conduct of our clinical trial for DOV 21,947. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our program. If independent investigators fail to devote sufficient time and resources to our trial, or if their performance is substandard, it will delay the completion of the clinical trial. The CRO and vendors we contract with to assist with the execution of this clinical trial play a significant role in the conduct of the trial and the subsequent collection and analysis of data. Failure of the CRO and vendors to meet their obligations could adversely affect our clinical trial and potentially harm us in our sublicensing efforts. Moreover, these independent investigators, CROs and vendors may also have relationships with other commercial entities, some of which may compete with us, which could harm our competitive position.

The success of our business depends upon the members of our senior management team, our scientific staff and our ability to continue to attract and retain qualified scientific, technical and business personnel.

As a result of the significant reduction in professional staff, we are now even more dependent on the members of our management team and scientific staff for our business success. The unexpected loss of any of these people could impede the achievement of our development and business objectives. There is intense competition for talented professionals in the scientific fields in which we operate and there can be no assurance that we will be able to attract and retain qualified personnel necessary for the successful development of our product candidates.

We are obligated to indemnify our officers and directors to the fullest extent permitted by law, which may obligate us to make substantial payments in advance of judicial resolution of entitlement. Given our limited financial resources, these payments could be material and adversely affect our liquidity.

We are obligated to indemnify our directors, officers and certain others to the fullest extent permitted by the Delaware corporate law. This can require us, with few exceptions, to indemnify these people against any and all expenses, judgments, penalties, fines and amounts reasonably paid in defense or settlement in connection with an action, suit or proceeding relating to their association with us. Accordingly, we may incur significant expenses to meet these indemnification obligations, including expenses that may ultimately be determined as ineligible for reimbursement and possibly not subject to recovery as a practical matter. In 2007, the board of directors approved the advancement of expenses to a board member related to an inquiry by regulatory authorities into trading in our common stock in April 2006. Given our limited financial resources and high insurance deductible, these expenses could be material in the event this inquiry is not resolved promptly and could adversely affect our liquidity.

We may never receive regulatory approvals for our product candidates, and even if we can any extended delay during the approval process could materially and adversely affect our ability to commercialize the product.

Governmental regulation in the U.S. and foreign countries is a significant factor in the development, manufacture and commercialization of our product candidates and in our ongoing research and development activities. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require spending substantial time and financial resources. The regulatory process can be slow, and there are frequently unexpected delays such as the decision of the FDA to request additional information regarding our most advanced product candidate, indiplon. All our other product candidates are in various stages of research and development and we have not yet requested or received regulatory approval to commercialize any product candidate from the FDA or any other regulatory body.

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

To a substantial degree, our success will depend on the following:

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

Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Accordingly, we, either alone or together with our collaborators or licensees, intend to seek and enhance patent protection for our proprietary technologies and product candidates. The risk exists, however, that these patents may be unobtainable if granted or subject to attack, or that the breadth of the claims in a patent, if obtained, may not provide adequate protection of our, or our collaborators’ or licensees’ proprietary technologies or product candidates. The patent applications pending and others in preparation covering our product candidates and technologies, even if filed and approved, may not afford us adequate protection against generic versions of our product candidates or other competitive products.

We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our current and previous collaborators, licensees, employees and consultants. We also have invention or patent assignment agreements with our employees and some of, but not all, our collaborators and consultants. If our employees, collaborators or consultants breach these agreements or common law principles, we may not have adequate remedies for any such breach, and our trade secrets may otherwise become known to or independently discovered by our competitors.

In addition, although we own or otherwise have certain rights to a number of patents and patent applications, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents or the patents of our collaborators or licensees. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents, or the patents of our collaborators or licensees, or that challenges will result in elimination of patent claims and therefore limitations of coverage. Moreover, competitors may infringe our patents, the patents of our collaborators or licensees, or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the ground that our patents do not cover its technology. In addition, interference proceedings brought by the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensees. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. We cannot assure you that we, or our collaborators or licensees, will be able to prevent misappropriation of our respective proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S.

The intellectual property of our competitors or other third parties may prevent us from developing or commercializing our product candidates.

Our product candidates and the technologies we use in our research may inadvertently infringe the patents or violate the proprietary rights of third parties. In addition, other parties conduct their research and development efforts in segments where we, or our collaborators or licensees, focus research and development activities. We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us, or our collaborators or licensees, with respect to technologies used in potential product candidates. Any claims that might be brought against us relating to infringement of patents could cause us to incur significant expenses and, if successfully asserted against us, could cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. In addition, any patent claims brought against our collaborators or licensees could affect their ability to carry out their obligations to us. Furthermore, if a patent infringement suit is brought against us, or our collaborators or licensees, the development, manufacture or potential sale of product candidates claimed to infringe a third party’s intellectual property may have to stop or be delayed, unless that party is willing to grant certain rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our product candidates. We may not, however, be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we, or our collaborators were able to obtain rights to a third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors potential access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential product candidates or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

If we fail to compete effectively in many areas, our business and prospect for future success will suffer.

The biopharmaceutical industry is highly competitive, particularly in the areas where our four most advanced product candidates are focused: depression, pain, hypertension and angina and insomnia. In recent years, there have been remarkable pharmacological innovations achieved in short periods of time, and it is possible that future discoveries by others could result in our product candidates quickly becoming uncompetitive or even obsolete. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business, will not benefit from significantly greater sales and marketing capabilities, or will not develop products that are accepted more widely than ours. The introduction of alternative therapies to our product candidates that offer advantages in efficacy, safety or ease of use would negatively affect the value of our product development efforts.

Most of our competitors have significantly greater financial, technical and marketing resources than we do. In addition, many of these companies have well established positions in the pharmaceutical industry and are therefore better equipped to develop, commercialize and market therapeutics. Even some smaller competitors may obtain a significant competitive advantage over us if they are able to discover or otherwise acquire patentable inventions, form collaborative arrangements or merge with larger pharmaceutical companies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently occupy approximately 7,000 square feet within a larger 133,686 square foot facility in Somerset, New Jersey which serves as our corporate headquarters and principal place of business. This facility has laboratory and office space. In February 2008, we renegotiated the lease by significantly reducing the monthly rent payable, as well as reducing the term from approximately eight years to one such that the lease now terminates in January 2009. As a result of the lease restructuring, the $24.4 million lease obligation was reduced to $1.2 million effective January 31, 2008. In exchange, the Company has released its $4.2 million security deposit, thereby reducing long-term restricted cash on its balance sheet to zero.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be involved in litigation incidental to the conduct of our business. We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on OTC Bulletin Board under the symbol DOVP.OB and on the Pink Sheets under the symbol DOVP.PK. The following table sets forth the high and low sales prices for our common stock as quoted.

	High	Low
Year 2006
First Quarter	$19.93	$14.07
Second Quarter	16.80	1.85
Third Quarter	2.54	0.75
Fourth Quarter	0.94	0.22
Year 2007
First Quarter	$0.57	$0.21
Second Quarter	0.43	0.28
Third Quarter	0.38	0.14
Fourth Quarter	0.27	0.07
Year 2008
First Quarter (through March 15, 2008)	$0.15	$0.07

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

COMPARISON OF CUMULATIVE TOTAL RETURN
FROM APRIL 24, 2002, TO DECEMBER 31, 2007

	4/2002	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007
DOV Pharmaceutical, Inc.	100.0	52.3	102.8	138.8	129.0	2.1	0.6
NASDAQ Stock Market (U.S.)	100.0	75.6	112.7	122.4	126.3	134.9	160.1
NASDAQ Biotechnology Index	100.0	71.4	104.2	110.5	113.7	113.7	120.1

As of March 15, 2008, there were approximately nine stockholders of record of our common stock. We cannot estimate with any confidence or accuracy how many beneficial owners are represented by the stockholders of record.

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

See Part III, Item 12 of this Form 10-K for information regarding securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our financial statements and related notes and other financial data included in Part II, Items 7 and 8 in this Annual Report on Form 10-K.

The following tables present selected financial data at and for the years ended December 31, 2003, 2004, 2005, 2006 and 2007. The statement of operations data for the years ended December 31, 2005, 2006 and 2007, and the balance sheet data at December 31, 2006 and 2007, have been derived from our audited financial statements included in Part II, Item 8 in this Form 10-K. The balance sheet data as of December 31, 2003, 2004 and 2005 and the statements of operations data for the year ended December 31, 2003 and 2004, have been derived from our audited financial statements not included in this Form 10-K.

	Years Ended December 31,
	2003	2004	2005	2006	2007
Statement of Operations Data:	(in thousands, except per share data)
Revenue	$2,969	$2,542	$8,647	$25,951	$10,229
Operating expenses:
License expense	1,000	2,500	—	—	5,500
Research and development expense	22,684	24,764	53,983	42,800	13,518
General and administrative expense	5,173	6,360	9,110	20,540	9,571
Loss from operations	(25,888)	(31,082)	(54,446)	(37,389)	(18,360)
Interest income	851	934	3,712	2,894	1,142
Interest expense	(2,947)	(2,954)	(2,502)	(4,008)	(91)
Gain on warrant revaluation	—	—	—	—	1,350
Debt conversion expense	—	—	—	(5,650)	—
Gain on extinguishment of convertible debentures	—	—	—	—	8,390
Other income (expense), net	1,104	(8)	(5)	38	7
Net loss before tax	(26,880)	(33,110)	(53,241)	(44,115)	(7,562)
Income tax benefit	149	189	273	5,747	—
Net loss	$(26,731)	$(32,921)	$(52,968)	$(38,368)	$(7,562)
Basic and diluted net loss per share	$(1.73)	$(1.67)	$(2.32)	$(1.55)	$(0.10)
Weighted average shares used in computing basic and diluted net loss per share	15,489,426	19,729,765	22,837,265	24,703,333	73,453,302

	As of December 31,
	2003	2004	2005	2006	2007
Balance Sheet Data:	(in thousands)
Cash and cash equivalents and marketable securities	$52,162	$132,222	$97,552	$42,292	$9,636
Working capital (1)	46,516	91,334	78,516	21,137	8,414
Total assets	53,852	136,723	102,187	50,361	15,530
Short-term debt	—	—	—	16,022	—
Long-term debt	14,886	65,000	80,000	53,978	—
Accumulated deficit	(67,396)	(100,317)	(153,285)	(191,653)	(199,215)
Total stockholders' (deficit) equity	35,905	27,936	(19,301)	(29,634)	5,097

(1) Represents current assets less current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity/Going Concern

Although we estimate that we have remaining capital to fund operations through November 2008, we will continue to have capital needs. There are a number of circumstances, however, which could result in our needing additional capital sooner than anticipated, such as unexpected costs associated with the Phase II clinical trial we are currently conducting in Eastern Europe. We intend to seek additional capital in 2008 through public or private financing or collaborative agreements but there is no assurance that financing will be obtained. These matters raise substantial doubt over our ability to continue as a going concern.

Overview

We are a biopharmaceutical company focused on the development of novel drug candidates for CNS disorders. Since our inception, we have incurred significant operating losses and we expect to do so for the foreseeable future. As of December 31, 2007, we had an accumulated deficit of $199.2 million. We have depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs and expect to do so for the foreseeable future.

We anticipate that our quarterly results of operations will fluctuate for several reasons, including the timing and extent of research and development efforts and, the timing of milestone payments, if any, under our sublicense agreements. In pursuing our strategy, we have entered into strategic collaboration and/or license agreements. We currently have relationships with XTL, Blue Note, Wyeth and Neurocrine.

In January 2007, we granted XTL the exclusive right to develop products incorporating bicifadine. We received an up-front payment of $6.5 million, of which $5.0 million was paid to Wyeth as a result of the acceleration of a milestone payment.  In addition, we paid Elan $500,000 pursuant to our agreement with them. XTL later made an additional $1.0 million payment to us upon transfer to XTL of an existing IND and certain program documentation relating to bicifadine. As the up-front payment was not associated with continuing obligations from us, the payment was recorded as revenue in the first quarter of 2007. The total up-front and milestone payments by XTL under the agreement could exceed $130.0 million if all milestones are achieved. The next potential milestone is a $6.5 million milestone payable upon receipt of favorable results from a specified Phase II clinical trial. Such clinical trial is ongoing and results are expected in the fourth quarter of 2008. In addition, we are entitled to escalating low double-digit royalties on annual net sales of bicifadine, if any.  However, if the recent deal entered into with private investors for a partial monetization of the bicifadine royalty stream closes, a substantial portion of any royalties payable to us under the agreement will be due to these private investors. XTL has agreed to fund future research, development, manufacturing and commercialization costs of bicifadine.

In November 2007, we granted Blue Note the exclusive right to develop and market products incorporating DOV diltiazem. We received an up-front payment of $500,000 and we are entitled to additional milestone payments of up to $5.7 million. In addition, we are entitled to receive up to double-digit royalties on net product sales, if any.

In 1998, we sublicensed the worldwide development and commercialization of indiplon to Neurocrine in exchange for the right to receive milestone payments and royalties based on product sales, if any. In October 2007, we amended our agreement with Neurocrine, in connection with which we received $1.0 million.

Our revenue consists primarily of license fees and milestone payments from our collaborative partners. We record revenue on an accrual basis when amounts are realized or realizable and earned. In accordance with EITF 00-21, we evaluate all new agreements to determine if they are a single unit of accounting or separable. Revenue received in advance of performance obligations, or in cases where we have a continuing obligation to perform services, is deferred and amortized over the performance period. Revenue from milestone payments that represent the culmination of a separate earnings process is recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. License and milestone revenues are typically not consistent or recurring in nature. Our revenue has fluctuated from year-to-year and quarter-to-quarter and this will likely continue.

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

In 2008, excluding non-cash expenses our research and development expenses are expected to be about $6.6 million to $7.3 million, as we expect to complete the recently initiated Phase II clinical trial for DOV 21,947. Although we estimate that we have remaining capital to fund operations through November 2008, we will continue to have capital needs. If the recent deal entered into with private investors for a partial monetization of the bicifadine royalty stream closes, the money raised should fund our operations through early 2009. There are a number of circumstances, however, which could result in our needing additional capital sooner than anticipated, such as unexpected costs associated with the Phase II clinical trial we are currently conducting in Eastern Europe. We intend to seek additional capital in 2008 through public or private financing or collaborative agreements.

It is not unusual for the clinical development of our types of product candidates to each take five to ten years or more, and for total development costs for each to exceed $100 million. We are no longer responsible financially for the clinical programs for bicifadine, DOV diltiazem, or for indiplon, and we are unable to estimate the amount of expenditures necessary to complete any of such product candidate’s development. As of December 31, 2007, we had spent approximately $76.2 million on the development of bicifadine in connection with its clinical development programs. As of December 31, 2007, we have incurred approximately $4.7 million, $3.7 million and $4.1 million in development expenses for DOV 21,947, DOV 216,303 and DOV 102,677, respectively.

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

Exchange Offer

In March 2007, we consummated an exchange offer, or the Exchange Offer, pursuant to which $67.5 million in principal amount of DOV’s outstanding convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash, which included $843,000 of accrued interest. Additionally, the $2.5 million in principal amount of debentures that remained outstanding after the consummation of the Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). Please refer to note 7 to our financial statements included under Part II, Item 8 of this Form 10-K.

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

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the year ended December 31, 2007 and December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The Exchange Offer effected a technical change of control and, as a result, pursuant to the 2000 Plan all outstanding options issued prior to January 2007 and restricted stock awards were immediately accelerated. Thus the Company recognized a non-cash compensation charge in the first quarter of 2007 of approximately $5.9 million.

Results of Operations

Years Ended December 31, 2007 and 2006

Revenue. Our revenue for the year ended December 31, 2007 and 2006 was $10.2 million and $26.0 million, respectively. Our revenue for the year ended December 31, 2007 is primarily comprised of the $7.5 million received from XTL pursuant to the licensing of bicifadine in January 2007 and from reimbursement of certain costs incurred by us for services provided during the transition period following the consummation of the licensing transaction, $1.0 million we received from Neurocrine for an amendment to our sublicense agreement in October 2007 and $500,000 received from Blue Note pursuant to the license of DOV diltiazem in November 2007. Our revenue for the year ended December 31, 2006 included amortization of $26.0 million relating to the $35 million up-front fee we received on the signing of the license, research and development agreement for our collaboration with Merck. The up-front payment was deferred and amortized to revenue over the estimated research and development period. In December 2006, the amendment and original license agreement were terminated. Thus the remaining deferred revenue of $22.2 million was recognized during the fourth quarter of 2006 upon such termination.

License Expense. License expense for the year ended December 31, 2007 is comprised of the $5.0 million paid to Wyeth and $500,000 paid to Elan in connection with the licensing of certain rights to bicifadine to XTL in January 2007. As these milestone payments are prior to FDA approval, the entire amount was expensed in the first quarter of 2007.

Research and Development Expense.   Research and development expense decreased $29.3 million to $13.5 million for the year ended December 31, 2007, from $42.8 million for the comparable period in 2006. Approximately $22.4 million of the decrease is associated with decreased clinical development costs, including decreases of $22.8 million for bicifadine, $165,000 for DOV 102,677 and $140,000 for ocinaplon, offset by an increase of $926,000 for DOV 21,947. The remaining decrease in research and development expense is primarily related to decreases of $4.7 million in payroll and payroll related expenses, $515,000 in travel expenses and $768,000 in professional fees. The decrease in payroll and payroll related expenses is primarily attributable to a decrease of $4.3 million related to overall lowered headcount, offset by a net increase in non-cash stock option expense of $385,000. The 2007 non-cash stock compensation expense includes approximately $3.2 million related to the acceleration of certain stock options as a result of the change of control effected by the consummation of the Exchange Offer. The net decrease in professional fees is primarily related to reduced legal fees for patent maintenance and filings of $294,000, consulting fees of $246,000 and recruitment fees of $216,000.

General and Administrative Expense. General and administrative expense decreased $10.9 million to $9.6 million in the year ended December 31, 2007 from $20.5 million for the comparable period in 2006. The decrease is primarily attributable to decreases of $7.8 million in payroll and payroll related expenses, $2.3 million in professional fees and $828,000 in office and related expenses. Payroll and payroll related expenses decreased primarily due to overall lowered headcount and decreased non-cash stock compensation expense. Non-cash stock compensation expense decreased $5.0 million to $2.9 million for the year ended December 31, 2007, from $7.9 million for the comparable period in 2006. The 2006 non-cash stock compensation expense included a $4.3 million charge resulting from the acceleration of all outstanding stock options and restricted stock awards for our then chief executive officer and a $1.1 million charge resulting from the acceleration of all outstanding stock options for our then general counsel pursuant to their respective severance agreements and $2.8 million in active employee non-cash stock compensation expense. The 2007 non-cash stock compensation expense includes approximately $2.7 million related to the acceleration of certain stock options as a result of the change of control effected by the consummation of the Exchange Offer. The decrease in professional fees is primarily related to decreases of $1.3 million in consulting fees, $829,000 in legal fees and $188,000 in audit and accounting related fees. In 2006, consulting expenses included $800,000 in broker fees in relation to the sale of our state operating losses and $300,000 in investment banking fees. The decrease in office and related expenses primarily related to decreases of $795,000 in office and related expenses, including decreases of $183,000 in directors’ and officers’ insurance premiums, $179,000 in marketing research expenses, $146,000 in relocation and moving expenses and the remainder is due to a substantially lower level of employees using the facilities.

Interest Income. Interest income decreased $1.8 million to $1.1 million in the year ended December 31, 2007 from $2.9 million in the comparable period in 2006 primarily due to lower average cash balances offset in part by a higher effective interest rate yield.

Interest Expense.  Interest expense decreased $3.9 million to $91,000 in the year ended December 31, 2007, from $4.0 million in the comparable period in 2006, primarily due to the completion of the Exchange Offer in the first quarter of 2007 and the exchange transaction in the third quarter of 2006, which reduced the aggregate bonds outstanding from $80 million in original principal amount to $0 million in original principal amount. In the year ended December 31, 2006, we amortized $2.1 million of deferred issuance costs on our convertible subordinated debt as it was probable that the obligations under the debenture would be substantially changed in the near term. Please refer to Note 7 of our financial statements included under Part II, Item 8 of this Form 10-K.

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

Debt Conversion Expense. In July 2006, we exchanged an aggregate of 3,445,000 shares of our common stock for an aggregate of $10 million in original principal amount of our outstanding convertible debentures. As a result of the exchange, and as required by SFAS 84 “Induced Conversions of Convertible Debt” we recorded a $5.7 million non-cash charge related to the fair value of the additional shares issued to induce the exchange. Please refer to Note 7 of our financial statements included under Part II, Item 8 of this Form 10-K.

Gain on Extinguishment of Convertible Debentures. In March 2007, we consummated the Exchange Offer. The exchange transaction falls under the guidance of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The difference between the amount of the face value of the debentures and the fair value of the assets given up in the exchange of $8.4 million was recorded as a gain on debt extinguishment in the first quarter of 2007. Please refer to Note 7 to our financial statements included under Part II, Item 8 of this Form 10-K.

Income Tax Benefit. In 2006 we sold a portion of our previous years’ state net operating losses as part of the New Jersey Economic Development Authority technology business tax certificate program, thus recognizing a net income tax benefit of $5.7 million.

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

Research and Development Expense.  Research and development expense decreased $11.2 million to $42.8 million for the year ended December 31, 2006 from $54.0 million for the comparable period in 2005. The decrease in research and development expense is primarily associated with external development costs of $14.8 million and lower net office related expenses of $476,000 offset by increased payroll and payroll related expenses of $3.5 million, $409,000 for rent expense and $154,000 in professional fees. Included in the decrease in external development costs are decreases of $6.3 million for bicifadine, $4.7 million for our anti-anxiety compounds, $1.7 million for DOV 102,677, $1.2 million for DOV diltiazem, $243,000 for DOV 216,303 and $600,000 for our discovery and preclinical programs.  The increase in payroll and payroll related expenses is primarily the result of an increase in non-cash stock compensation of $2.9 million and an overall net increase in headcount as we expanded our operations. The net increase in rent is primarily related to our Somerset facility.

General and Administrative Expense. General and administrative expense increased $11.4 million to $20.5 million in the year ended December 31, 2006 from $9.1 million for the comparable period in 2005. The increase is primarily related to an increase of $7.5 million in payroll and payroll related expenses, $2.0 million in rent related to our Somerset facility, $827,000 in office and related expenses, $800,000 in broker fees and expenses in relation to the sale of our state operating losses, $261,000 for professional fees and $172,000 in marketing research expenses, offset by a decrease in travel and entertainment expenses of $179,000. The increase in payroll and associated overhead is primarily the result of an increase in non-cash stock compensation expense of $5.9 million for stock options and $1.2 million for restricted stock, an increase in severance obligations of $1.4 million for our then chief executive officer, Dr. Hudson, and our then general counsel, Mr. Horton, pursuant to their respective severance agreements offset partly by a decrease in severance obligation recorded in the comparable period in 2005 of $790,000 for our then chief executive officer, Dr. Lippa, and an increase in headcount as we expanded operations. Included in these non-cash compensation charges are charges of $4.3 million related to the acceleration of stock options and restricted stock awards, or RSAs, for Dr. Hudson and $1.1 million resulting from the acceleration of all outstanding stock options for Mr. Horton, pursuant to their respective severance agreements. The non-cash compensation charges are based on the fair value of the RSAs and options at the date of grant as opposed to current fair value. The increase in office and office related expenses is due primarily to increased facility build-out expenses, supplies and utilities related to our Somerset facility.

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

Debt Conversion Expense. On July 26, 2006, we exchanged an aggregate of 3,445,000 shares of our common stock for an aggregate of $10 million in original principal amount of our outstanding convertible debentures. As a result of the exchange, and as required by SFAS 84 “Induced Conversions of Convertible Debt” we recorded a $5.7 million non-cash charge related to the fair value of the additional shares issued to induce the exchange. Please refer to Note 7 of our financial statements included under Part II, Item 8 of this Form 10-K.

Income Tax Benefit. In 2006 and 2005 we sold a portion of our previous years’ state net operating losses as part of the New Jersey Economic Development Authority technology business tax certificate program, thus recognizing a net income tax benefit of $5.7 million and $273,000, respectively.

 Liquidity and Capital Resources

At December 31, 2007, our cash and cash equivalents and marketable securities totaled $9.6 million compared with $42.3 million at December 31, 2006. The decrease in cash balances at December 31, 2007 resulted primarily from approximately $17.8 million of cash used in consummating the Exchange Offer and redeeming the remaining debentures and $14.9 million in cash used in operations.  At December 31, 2007, we had working capital of $8.4 million, compared with $21.1 million at December 31, 2006. Although we estimate that we have remaining capital to fund operations through November 2008, we will continue to have capital needs. If the recent deal entered into with private investors for a partial monetization of the bicifadine royalty stream closes, the money raised should fund our operations through early 2009. There are a number of circumstances, however, which could result in our needing additional capital sooner than anticipated, such as unexpected costs associated with the Phase II clinical trial we are currently conducting in Eastern Europe. We intend to seek additional capital in 2008 through public or private financing or collaborative agreements however there is no assurance that financing will be obtained. These matters raise substantial doubt over our ability to continue as a going concern.

Net cash used in operations during the year ended December 31, 2007 amounted to $14.9 million as compared to $51.5 million in the same period of 2006. The decrease in cash used in operations resulted primarily from the decrease in clinical development activities for bicifadine and the reduction of personnel. Net non-cash expense related to debt conversion, stock-based compensation and depreciation and amortization expenses, was $6.3 million in the year ended December 31, 2007 and $19.1 million in the comparable period in 2006.

Net cash provided by investing activities during the year ended December 31, 2007 was $6.8 million as compared to $76.6 million during the same period in 2006. This fluctuation resulted primarily from the timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. In February 2006, we committed to a ten-year operating lease for a 133,686 square foot facility in Somerset, New Jersey which has served as our corporate headquarters and principal place of business since June 2006. In connection with this lease, we entered into a stand-by letter of credit facility, or LOC, for $4.2 million to serve as collateral for our performance under the lease. Effective February 25, 2008, we entered into an amendment to our lease and in connection with this amendment we released the $4.2 million Letter of Credit (“LOC”).

Net cash used in financing activities during the year ended December 31, 2007 was $17.8 million as compared to $1.5 million provided by financing activities in the comparable period in 2006. In March 2007, we consummated the Exchange Offer pursuant to which $67.5 million in principal amount of our convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash, which included $843,000 of accrued interest which is not classified as a financing activity. Additionally, the $2.5 million in principal amount of Debentures that remained outstanding after the consummation of the Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). We incurred approximately $1.8 million for costs related to the Exchange Offer.

Factors That May Affect Future Financial Condition and Liquidity

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses, debt obligations and capital requirements through November 2008. Our future capital uses and requirements depend on numerous factors, including:

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

In addition to the foregoing, our future capital uses and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates. Our sublicensee partners, XTL, Blue Note and Neurocrine, may encounter conflicts of interest, changes in business or clinical strategy, or they may acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance.

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

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to December 31, 2007, are as follows:

	Payments Due by Period
	Less than 1 Year	1- 3 Years	3- 5 Years	More Than 5 Years	Total

Operating leases(1)	$2,879,025	$5,701,152	$6,212,388	$9,910,366	$24,702,931
Other contractual liabilities(2)	241,082	—	—	—	241,082
Total	$3,120,107	$5,701,152	$6,212,388	$9,910,366	$24,944,013

(1) In February 2008, we renegotiated our facility lease included in the operating lease line by reducing the term to January 2009 as well as the monthly rent payments. In exchange, we agreed to release to the landlord the $4.2 million letter of credit previously held as collateral for the lease. Thus the remaining operating lease payments due under the lease as of December 31, 2007 total $1.4 million.
(2) The table excludes legal expenses to be reimbursed on behalf of a board member related to an inquiry by regulatory authorities into trading in our common stock in April 2006. While the board of directors has granted contractual indemnification, the amounts are neither certain nor quantifiable at this time.

The table also excludes any severance or termination payments that would be due to certain of our employees under their employment contracts should they be terminated without cause or terminate following a change of control, as these terms are defined in each such employee’s agreement, prior to the expiration of each employee’s contract term because the amounts are not determinable at this time. As of December 31, 2007, the maximum aggregate amount of severance or termination payments that may be payable under these employment agreements is $2.1 million. We file our employment agreements with our current and former executive officers with the SEC and these agreements are available at www.sec.gov.

The table above also excludes future milestones and royalties (as summarized in the table below) that may be owed to Wyeth, Elan and Biovail, under terms of existing agreements as payments are contingent upon future events. We do not expect to pay any royalties or milestones under these agreements in 2008.

	Milestone Payments			Royalty/Payments on Net Sales, if Any
	NDA Filing	NDA Approval or Marketing Authorization	Upon License or Introduction to Market
Bicifadine	—	$4,500,000	$500,000	5.5	% (2)
DOV 21,947(1)	—	$2,250,000	—	—
DOV 102,677(1)	—	$2,250,000	—	—
DOV 216,303(1)	—	$4,500,000	—	3.5%
DOV Diltiazem	—	$3,000,000	—	Up to $7.5 million
Ocinaplon	$2,500,000	$4,500,000	$2,000,000	3.5%

(1) We are obligated to pay milestones upon NDA (or equivalent) approval in the U.S., Europe or Japan, but only if such milestone becomes payable prior to payment of the $4.5 million milestone payable on an NDA (or equivalent) approval for DOV 216,303. Any milestone payments made with respect to DOV 21,947 or DOV 102,677 reduce, dollar-for-dollar, our $4.5 million milestone obligation for DOV 216,303.

(2) If the recent deal entered into with private investors for a partial monetization of the bicifadine royalty stream closes, we will owe a 4.5% royalty payment to these private investors on net sales of bicifadine, if any, of up to $350 million annually for nine years.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”). FSP FAS 157-2 amends FAS 157 to delay the effective date of FAS 157 for non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We will adopt the effective portion of FAS 157 in the first quarter of 2008 and do not expect any material impact on our consolidated results of operations and financial condition. We are currently assessing the impact of applying FAS 157 to our non-financial assets and liabilities on our future consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the company will be as of the beginning of fiscal 2008. The company is currently evaluating the impact of adopting this Statement, but management does not expect it to have a material impact on the company's consolidated financial position or results of operations.

 In June 2007, the FASB ratified EITF 07-03, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities", which requires nonrefundable advance payments for future research and development activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. Earlier application is not permitted. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 07-1 is not expected to have a material impact on our consolidated financial position or results of operations.

In September 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-1 "Accounting for Collaborative Agreements", ("EITF 07-1"). EITF 07-1 defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-1 provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company's collaborative arrangements. EITF 07-1 is effective for the Company as of January 1, 2009. The adoption of EITF 07-1 is not expected to have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. SFAS 141(R) is effective for the Company as of January 1, 2009. Management is currently evaluating the impact of adopting this Statement, but we do not expect it to have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51", ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 also requires a new presentation on the face of the consolidated financial statements to separately report the amounts attributable to controlling and non-controlling interests. SFAS 160 is effective for the Company as of January 1, 2009. Management is currently evaluating the impact of adopting this Statement, but we do not expect it to have a material impact on our consolidated financial position or results of operations.

In December 2007, the SEC staff released Staff Accounting Bulletin No. 110 (SAB 110) extending the availability of the so-called “expected life shortcut” (sometimes referred to as the “simplified method”) first described in SAB 107 for use in the expensing of share-based payments under FAS 123.

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

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the year ended December 31, 2007 and 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Investments. We review our investment portfolio for potential “other-than-temporary” declines in value on an individual investment basis. We assess, on a quarterly basis, significant declines in value that may be considered other-than-temporary and, if necessary, recognize and record the appropriate charge by writing-down the carrying value of such investments. In making this assessment, we take into consideration a wide range of objective and subjective information, including but not limited to the following: the magnitude and duration of historical decline in market prices, credit rating activity, assessments of liquidity, public filings and statements made by the issuer. We have not identified any investments with “other-than-temporary” declines in value as of December 31, 2007.

Income taxes. We have net deferred tax assets at December 31, 2007 that are totally offset by a valuation allowance due to our determination that the criteria for recognition have not been met. We believe that a full valuation allowance on deferred tax assets will continue to be required if losses are reported in future periods. If, as a result of profitable operations, we determine that we are more likely than not able to realize our net deferred tax assets in the future, an adjustment to the deferred tax asset would be made, increasing income (or decreasing loss) in the period in which such a determination is made.

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

ITEM7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

To date, we have invested our cash balances with substantial financial institutions. In the future, the primary objective of our investment activities will be to maximize the income we receive from our investments consistent with preservation of principal and minimum risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates could cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations. Due to the short holding period of these types of investments, we have concluded that we do not have a material financial market risk exposure.

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

As required by SEC Rule 13a-15(e), we carried out an evaluation, with the participation of Ms. Barbara Duncan, our Principal Financial and Principal Executive Officer, of the effectiveness of the operation of our disclosure controls and procedures as of December 31, 2007. Based on the foregoing, our Principal Financial and Principal Executive Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III of Form 10-K under:

Item 10 –Directors and Executive Officers of the Registrant.
Item 11 – Executive Compensation.
Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13 – Certain Relationships and Related Transactions, and Director Independence.
Item 14 – Principal Accounting Fees and Services.

is incorporated by reference from our definitive proxy statement relating to the 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2007 fiscal year end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	List of Financial Statements.
The following financial statements of DOV Pharmaceutical, Inc. and Report of PricewaterhouseCoopers LLP are included in this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
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

(b)	Reports on Form 8-K.

We filed the following current reports on Form 8-K during the fourth quarter of 2007:

Item Number	Filing Date
Item No. 8.01 Item No. 1.01 Item Nos. 2.02 and 9.01 Item No. 1.01	December 19, 2007 November 20, 2007 November 13, 2007 November 1, 2007

(c) Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10–Q on May 29, 2002 and incorporated herein by reference).
3.2	Amended and Restated By-Laws of Registrant (filed as Exhibit 3.2 to the Quarterly Report on Form 10–Q on May 29, 2002 and incorporated herein by reference).
3.3
Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Registrant classifying and designating the Series E Junior Participating Cumulative Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8–K on October 16, 2002 and incorporated herein by reference).

3.4	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock of Registrant.
3.5	Certificate of Designation of the Relative Rights and Preferences of the Series D Convertible Preferred Stock of Registrant.
4.1	See Exhibits 3.1, 3.3, 4.3 and 4.4 for instruments defining the rights of holders of common stock of Registrant.
4.2
Specimen certificate for shares of common stock, $0.0001 par value per share, of Registrant (filed as Exhibit 4.2 to Amendment No. 4 to the Registration Statement on Form S–1 (File No. 333–81484) on April 5, 2002 and incorporated herein by reference).

4.3
Shareholder Rights Agreement dated as of October 8, 2002, by and between Registrant and Continental Stock Transfer & Trust Co., as Rights Agent (filed as Exhibit 4.1 to the Current Report on Form 8–K on October 16, 2002 and incorporated herein by reference).

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
10.1
Lease Agreement dated as of May 24, 1999, by and between Continental Investors, L.P. and Registrant for commercial premises located at 433 Hackensack Avenue, Hackensack, New Jersey (filed as Exhibit 10.1 to the Registration Statement on Form S–1 (File No. 333–81484) on January 28, 2002 and incorporated herein by reference).

10.2
License Agreement dated as of May 29, 1998, by and between Registrant and American Cyanamid Company (filed as Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S–1 (File No. 333–81484) on February 6, 2002 and incorporated herein by reference).1

10.3
Sublicense and Development Agreement dated as of June 30, 1998, by and between Registrant and Neurocrine Biosciences, Inc. as amended by that certain Consent and Agreement referred to in item 10.19 (filed as Exhibit 10.4 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-81484) on April 24, 2002 and incorporated herein by reference).1

10.4
License, Research and Development Agreement dated as of January 12, 2001, by and between Registrant and Biovail Laboratories Incorporated as amended by that certain Confidential Patent License, Settlement, and Special Mutual Release Agreement (filed as Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S–1 (File No. 333–81484) on February 6, 2002 and incorporated herein by reference).1

10.5
Guaranty dated as of January 12, 2001, by Biovail Corporation in favor of Registrant (filed as Exhibit 10.5 to the Registration Statement on Form S–1 (File No. 333–81484) on January 28, 2002 and incorporated herein by reference).

Exhibit No.	Description
10.6
Joint Development and Operating Agreement dated as of January 21, 1999, by and among Registrant, Elan Corporation, plc, Elan International Services, Ltd., DOV Bermuda, Ltd. (formerly DOV Newco, Ltd.), and Nascime Limited as amended by that certain Termination Agreement referred to in item 10.23 (filed as Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S–1 (File No. 333–81484) on February 6, 2002 and incorporated herein by reference).1

10.7
Letter Agreement dated as of January 21, 1999, by and among Registrant, Elan Corporation, plc, Elan International Services, Ltd., and DOV Bermuda, Ltd. as amended by that certain Termination Agreement referred to in item 10.23 (filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.8
License Agreement dated as of January 20, 1999, by and between Registrant and Nascime Limited as amended by that certain Termination Agreement referred to in item 10.23 (filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S–1 (File No. 333–81484) on February 6, 2002 and incorporated herein by reference).1

10.9
License Agreement dated as of January 20, 1999, by and between Nascime Limited and Elan Corporation, plc as amended by that certain Termination Agreement referred to in item 10.23 (filed as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S–1 (File No. 333–81484) on February 6, 2002 and incorporated herein by reference).1

10.10
Registration Rights Agreement dated as of January 21, 1999, by and between Registrant and Elan International Services, Ltd. as amended by that certain Letter Agreement and further amended by that certain Termination Agreement (filed as Exhibit 10.13 to the Registration Statement on Form S–1 (File No. 333–81484) on January 28, 2002 and incorporated herein by reference).

10.11
Registration Rights Agreement dated as of January 21, 1999, by and among Registrant, DOV Bermuda, Ltd. (formerly known as DOV Newco, Ltd.), and Elan International Services, Ltd. for shares of common stock received pursuant to the Joint Development and Operating Agreement referred to in 10.6 as amended by that certain Termination Agreement referred to in item 10.23 (filed as Exhibit 10.14 to the Registration Statement on Form S–1 (File No. 333–81484) on January 28, 2002 and incorporated herein by reference).

10.12
Registration Rights Agreement dated as of June 20, 2000, by and among Registrant and Series C Investors (filed as Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-81484) on January 28, 2002 and incorporated herein by reference).

10.13
Amended and Restated Stockholders Agreement dated as of August 30, 2001 by and among Registrant, Arnold Lippa, Bernard Beer, Series C Investors and Series D Investors (filed as Exhibit 10.18 to the Registration Statement on Form S–1 (File No. 333–81484) on January 28, 2002 and incorporated herein by reference).

10.14
Registration Rights Agreement dated as of August 30, 2001 by and among Registrant, Series C Investors and Series D Investors (filed as Exhibit 10.19 to the Registration Statement on Form S–1 (File No. 333–81484) on January 28, 2002 and incorporated herein by reference).

10.15	Form of Warrant Agreement (filed as Exhibit 10.20 to the Registration Statement on Form S–1 (File No. 333–81484) on January 28, 2002 and incorporated herein by reference).
10.16	1998 Stock Option Plan (filed as Exhibit 10.21 to the Registration Statement on Form S–1 (File No. 333–81484) on January 28, 2002 and incorporated herein by reference).
10.17
2000 Stock Option and Grant Plan (filed as Exhibit 10.22 to the Registration Statement on Form S–1 (File No. 333–81484) on January 28, 2002 and incorporated herein by reference) as amended by the Amended and Restated 2000 Stock Option and Grant Plan, the Second Amendment thereto (each filed as Appendix C to the Proxy Statement on April 28, 2004 and incorporated herein by reference), the Third Amendment thereto (filed as Appendix B to the Proxy Statement on April 25, 2005 and incorporated herein by reference), the Fourth Amendment thereto (filed as Appendix A to the Proxy Statement on April 18, 2006 and incorporated herein by reference) and the Fifth Amendment thereto (filed as Exhibit 10.48 to the Quarterly Report on Form 10-Q on August 9, 2006 and incorporated herein by reference).

Exhibit No.	Description
10.18
Stock Option Agreement dated as of July 10, 2000, by and between Registrant and Phil Skolnick for the grant of 250,000 stock options (filed as Exhibit 10.25 to Amendment No. 4 to the Registration Statement on Form S–1 (File No. 333–81484) on April 5, 2002 and incorporated herein by reference).

10.19
Consent and Agreement dated as of March 24, 2003, by and between Registrant, Neurocrine Biosciences, Inc. and ACY (filed as Exhibit 10.35 to the Annual Report on Form 10–K on March 31, 2003 and incorporated herein by reference).

10.20
Securities Purchase Agreement dated as of July 1, 2003 by and among Registrant, PW Juniper Crossover Fund, L.L.C., Caduceus Private Investment, LP, and OrbiMed Associates LLC (filed as Exhibit 10.1 to the Current Report on Form 8–K on July 8, 2003 and incorporated herein by reference).

10.21
Registration Rights Agreement dated as of July 1, 2003 by and among Registrant, PW Juniper Crossover Fund, L.L.C., Caduceus Private Investments, LP, and OrbiMed Associates LLC (filed as Exhibit 10.2 to the Current Report on Form 8–K on July 8, 2003 and incorporated herein by reference).

10.22
Form of Warrant Agreement dated as of July 1, 2003, by and among Registrant, PW Juniper Crossover Fund, L.L.C., Caduceus Private Investments, LP, and OrbiMed Associates LLC (filed as Exhibit 10.3 to the Current Report on Form 8–K on July 8, 2003 and incorporated herein by reference).

10.23
Termination Agreement dated as of October 21, 2003 by and among Registrant, Elan Corporation, plc, Elan International Services, Ltd., Elan Pharma International Limited, DOV (Bermuda), Ltd., and Nascime Limited (filed as Exhibit 10.1 to the Current Report on Form 8–K on October 22, 2003 and incorporated herein by reference).

10.24
Restated Employment Agreement dated as of January 19, 2004, by and between Registrant and Phil Skolnick (filed as Exhibit 10.40 to the Annual Report on Form 10–K on March 15, 2004 and incorporated herein by reference).

10.25
Employment Agreement dated as of June 23, 2005, by and between Registrant and Robert Horton (filed as Exhibit 10.58 to the Quarterly Report on Form 10–Q on August 9, 2005 and incorporated herein by reference).

10.26
Employment Agreement dated as of September 10, 2003, by and between Registrant and Warren Stern (filed as Exhibit 10.42 to the Annual Report on Form 10–K on March 15, 2004 and incorporated herein by reference).

10.27
Severance Agreement dated as of March 12, 2004, by and between Registrant and Bernard Beer (filed as Exhibit 10.43 to the Annual Report on Form 10–K on March 15, 2004 and incorporated herein by reference).

10.28
Third Amendment to Lease Agreement dated as of February 13, 2004, by and between Continental Investors, L.P. and Registrant for commercial premises located at 433 Hackensack Avenue, Hackensack, New Jersey (filed as Exhibit 10.44 to the Annual Report on Form 10–K on March 15, 2004 and incorporated herein by reference).

10.29	Audit Committee Charter dated March 6, 2006 (filed as Exhibit 10.29 to the Annual Report on Form 10-K on March 15, 2006 and incorporated herein by reference).
10.30
Fourth Amendment to Lease Agreement dated as of March 11, 2004, by and between Continental Investors, L.P. and Registrant for commercial premises located at 433 Hackensack Avenue, Hackensack, New Jersey (filed as Exhibit 10.46 to the Annual Report on Form 10–K on March 15, 2004 and incorporated herein by reference).

Exhibit No.	Description
10.31
Consent Agreement and Amendment dated February 25, 2004 by and among Wyeth Holdings Corporation, Neurocrine Biosciences, Inc. and Registrant (filed as Exhibit 10.49 to the Quarterly Report on Form 10–Q on November 9, 2004 and incorporated herein by reference).

10.32
License Agreement dated February 25, 2004 by and among Wyeth Holdings Corporation and Registrant (filed as Exhibit 10.50 to the Quarterly Report on Form 10–Q on November 9, 2004 and incorporated herein by reference).

10.33
Amended and Restated License Agreement dated February 25, 2004 by and among Wyeth Holdings Corporation and Registrant (filed as Exhibit 10.51 to the Quarterly Report on Form 10–Q on November 9, 2004 and incorporated herein by reference).

10.34
Employment Agreement dated as of August 3, 2004, by and between Registrant and Barbara Duncan (filed as Exhibit 10.52 to the Quarterly Report on Form 10–Q on November 9, 2004 and incorporated herein by reference).

10.35
Exclusive License, Development and Commercialization Agreement, dated August 5, 2004, by and between MSD Warwick (Manufacturing) Ltd. and Registrant, terminated as of December 6, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 14, 2004).1

10.36
Registration Rights Agreement, dated December 22, 2004, among Registrant, Citigroup Global Markets, Inc., Banc of America LLC, and CIBC World Markets Corp. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8–K filed December 23, 2004).

10.37
Indenture, dated December 22, 2004, between Registrant, as Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8–K filed December 23, 2004).

10.38	Form of Stock Option Agreement (filed as Exhibit 10.57 to the Annual Report on Form 10–K on March 15, 2004 and incorporated herein by reference).
10.39
Amended and Restated Employment Agreement, dated as of May 23, 2005, by and between DOV Pharmaceutical, Inc. and Arnold S. Lippa (filed as Exhibit 10.1 to Form 8–K on May 27, 2005 and incorporated herein by reference).

10.40
Restricted Stock Award Agreement, dated as of May 23, 2005, by and between DOV Pharmaceutical, Inc. and Arnold S. Lippa (filed as Exhibit 10.2 to Form 8–K on May 27, 2005 and incorporated herein by reference).

10.41
Amendment Agreement dated August 5, 2005, between MSD Warwick (Manufacturing) Ltd. and Registrant, terminated as of December 6, 2006 (filed as Exhibit 10.1 to the Quarterly Report on Form 10–Q on November 9, 2005 and incorporated herein by reference). 1

Exhibit No.	Description
10.42
Lease Agreement dated December 20, 2005 by and among Paragon 150 Pierce Street, LLC and Registrant as amended by the Lease Modification Agreement dated as of February 28, 2005 and the Second Lease Modification Agreement dated as of February 28, 2006 (filed as Exhibit 10.46 to the Annual Report on Form 10-K on March 15, 2006 and incorporated herein by reference).

10.43
Separation and General Release Agreement, dated May 4, 2006, by and between Robert Horton and Registrant (filed as Exhibit 10.47 to the Quarterly Report on Form 10-Q on May 9, 2006 and incorporated herein by reference).

10.44
Separation and General Release Agreement, dated as of June 29, 2006, by and between Dr. Leslie Hudson and Registrant (filed as Exhibit 99.2 to Form 8-K on July 6, 2006 and incorporated herein by reference).

10.45
Amendment No. 1 to Employment Agreement, dated as of June 30, 2006, by and between Barbara Duncan and Registrant (filed as Exhibit 99.3 to Form 8-K on July 6, 2006 and incorporated herein by reference).

10.46
Amendment No. 1 to Employment Agreement, dated as of June 30, 2006, by and between Phil Skolnick and Registrant (filed as Exhibit 99.4 to Form 8-K on July 6, 2006 and incorporated herein by reference).

10.47	Amendment No. 1 to Employment Agreement, dated as of June 30, 2006, by and between Warren Stern and Registrant (filed as Exhibit 99.5 to Form 8-K on July 6, 2006 and incorporated herein by reference).
10.48
Form of Stock Option Agreement for stock options granted under the 2000 Stock Option and Grant Plan (filed as Exhibit 10.49 to the Quarterly Report on Form 10-Q on September 11, 2006 and incorporated herein by reference).

10.49
Amended and Restated License Agreement, dated December 7, 2006, by and between Registrant, Wyeth Holdings Corporation and Wyeth, acting through its Wyeth Pharmaceuticals Division (filed as Exhibit 10.55 to the Annual Report on Form 10-K on March 30, 2007 and incorporated herein by reference).

10.50
License Agreement, dated December 7, 2006, by and between Registrant and Wyeth Holdings Corporation (filed as Exhibit 10.56 to the Annual Report on Form 10-K on March 30, 2007 and incorporated herein by reference).

10.51
License Agreement, dated December 7, 2006, by and between Registrant, Wyeth Holdings Corporation and Wyeth, acting through its Wyeth Pharmaceuticals Division (filed as Exhibit 10.57 to the Annual Report on Form 10-K on March 30, 2007 and incorporated herein by reference).

10.52
License Agreement, dated January 15, 2007, by and between Registrant and XTL Development, Inc. (portions of which are subject to confidential treatment request) (filed as Exhibit 10.58 to the Annual Report on Form 10-K on March 30, 2007 and incorporated herein by reference).

10.53	Letter Agreement, dated March 29, 2007, by and between Registrant and Warren Stern (filed as Exhibit 10.59 to the Annual Report on Form 10-K on March 30, 2007 and incorporated herein by reference).
10.54	Warrant Agreement, dated as of May 10, 2007 between Registrant, and Continental Stock Transfer and Trust Co. (filed as Exhibit 10.1 to Form 8-K on May 16, 2007 and incorporated herein by reference).
10.55	First Amendment to the Fourth Amended and Restated Certificate of Incorporation (filed as Exhibit 10.2 to Form 8-K on May 16, 2007 and incorporated herein by reference).
10.56
Amendment No. 2 to Employment Agreement, dated as of July 30, 2007, by and between Barbara Duncan and Registrant (filed as Exhibit 99.1 to Form 8-K on August 2, 2007 and incorporated herein by reference).

10.57
Amendment No. 2 to Employment Agreement, dated as of July 30, 2007, by and between Phil Skolnick and Registrant (filed as Exhibit 99.2 to Form 8-K on August 2, 2007 and incorporated herein by reference).

10.58*
Amendment dated October 29, 2007 to the Sublicense and Development Agreement dated June 30, 1998 between Registrant and Neurocrine Biosciences, Inc. (portions of which are subject to confidential treatment request). (1)

10.59*	Lease Agreement entered into as of February 1, 2008, between PARAGON 150 PIERCE STREET, L.L.C., a New Jersey limited liability company, and the Registrant.

14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Annual Report on Form 10–K on March 15, 2004 and incorporated herein by reference).
14.2	Audit Committee Complaint Procedures (filed as Exhibit 14.2 to the Annual Report on Form 10–K on March 15, 2004 and incorporated herein by reference).
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*
Certification of Chief Executive Officer and Principal Financial Officer of DOV Pharmaceutical, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0*
Certification of Chief Executive Officer and Principal Financial Officer of DOV Pharmaceutical, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
1 Previously filed with confidential treatment of certain provisions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOV Pharmaceutical, Inc.

DATE: March 28, 2008	By:	/s/ Barbara Duncan
Name: Barbara Duncan Title: Chief Executive Officer and Treasurer Date: March 28, 2008

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barbara G. Duncan	Chief Executive Officer, Treasurer and Director	March 28, 2008
Barbara G. Duncan	(Principal Executive Officer, Principal Financial Officer)

/s/ Arnold S. Lippa	Executive Chairman of the Board of Directors	March 28, 2008
Arnold S. Lippa

/s/ Zola Horovitz	Director	March 28, 2008
Zola Horovitz

/s/ Patrick Ashe	Director	March 28, 2008
Patrick Ashe

/s/ Daniel S. Van Riper	Director	March 28, 2008
Daniel S. Van Riper

/s/ Dennis Podlesak	Director	March 28, 2008
Dennis Podlesak

/s/ Joseph S. Zakrzewski	Director	March 28, 2008
Joseph S. Zakrzewski

/s/ William Kaltnecker	Controller (Principal Accounting Officer)	March 28, 2008
William Kaltnecker

DOV PHARMACEUTICAL, INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DOV Pharmaceutical, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of DOV Pharmaceutical, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 31, 2008

DOV PHARMACEUTICAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$9,236,449	$35,088,467
Marketable securities—short-term	400,000	7,203,327
Prepaid expenses and other current assets	782,946	2,644,230
Total current assets	10,419,395	44,936,024
Restricted cash—long-term	4,211,109	4,211,109
Property and equipment, net	899,960	1,214,189
Total assets	$15,530,464	$50,361,322

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$576,145	$2,465,141
Accrued expenses	1,171,805	5,054,594
Deferred credit – current	257,313	257,313
Convertible subordinated debentures	—	16,021,600
Total current liabilities	2,005,263	23,798,648
Deferred credits – non-current	2,101,419	2,218,362
Convertible subordinated debentures	—	53,978,400
Series D convertible preferred stock, $1.00 par value, 560,000 authorized shares, 100,000 and 0 shares issued and outstanding at December 31, 2007 and 2006, respectively	6,326,980	—
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, 0 shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $.0001 par value, 260,000,000 shares authorized, 110,753,889 and 26,743,657 issued and outstanding at December 31, 2007 and 2006, respectively	11,075	2,674
Treasury stock, at cost; 31,450 common shares at December 31, 2007 and 2006	(66,985)	(66,985)
Additional paid-in capital	204,367,735	162,088,677
Accumulated other comprehensive loss	—	(5,170)
Accumulated deficit	(199,215,023)	(191,653,284)
Total stockholders’ equity (deficit)	5,096,802	(29,634,088)
Total liabilities and stockholders’ equity (deficit)	$15,530,464	$50,361,322

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005

Revenue	$10,229,433	$25,951,443	$8,646,596
Operating expenses:			—
Research and development expense	13,518,354	42,799,714	53,982,908
General and administrative expense	9,570,929	20,541,158	9,110,135
License expense	5,500,000	—	—
Loss from operations	(18,359,850)	(37,389,429)	(54,446,447)
Interest income	1,142,016	2,894,363	3,711,747
Interest expense	(90,924)	(4,007,955)	(2,501,676)
Gain on revaluation of warrants	1,350,000	—	—
Debt conversion expense	—	(5,650,226)	—
Gain on extinguishment of convertible debentures	8,390,182	—	—
Other income (expense), net	6,837	38,297	(4,415)
Net loss before tax	(7,561,739)	(44,114,950)	(53,240,791)
Income tax benefit	—	5,746,588	272,955
Net loss	$(7,561,739)	$(38,368,362)	$(52,967,836)
Basic and diluted net loss per share	$(0.10)	$(1.55)	$(2.32)
Weighted average shares used in computing basic and diluted net loss per share	73,453,302	24,703,333	22,837,265

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2004	$2,146	$—	$128,500,216	$(100,317,086)	$(1,391)	$(247,553)	$27,936,332
Issuance of stock for exercise of options and warrants	29	—	1,058,644	—	—	—	1,058,673
Issuance of stock for compensation	16	—	3,022,984	—	(3,023,000)	—	—
Issuance of stock for conversion of debt	118	—	4,024,520	—	—	—	4,024,638
Amortization of unearned compensation, net	—	—	—	—	808,740	—	808,740
Issuance of options for services	—	—	(194,504)	—	—	—	(194,504)
Interest payable in convertible securities	—	—	83,784	—	—	—	83,784
Comprehensive loss:
Net loss, year ended December 31, 2005	—	—	—	(52,967,836)	—	—	(52,967,836)
Unrealized loss on marketable securities	—	—	—	—	—	(50,858)	(50,858)
Comprehensive loss	—	—	—	—	—	—	(53,018,694)
Balance, December 31, 2005	2,309	—	136,495,644	(153,284,922)	(2,215,651)	(298,411)	(19,301,031)
Common stock and stock based awards exercised	24	—	607,178	—	—	—	607,202
Issuance of stock for conversion of debt	344	—	15,657,521	—	—	—	15,657,865
Non-cash stock compensation	—	—	10,818,923	—	—	—	10,818,923
Common stock acquired for treasury	(3)	(66,985)	—	—	—	—	(66,988)
Adoption of SFAS 123R	—	—	(2,215,651)	—	2,215,651	—	—
Deferred cost related to debt conversion	—	—	(274,938)	—	—	—	(274,938)
Sale of state NOLs related to non-qualified options	—	—	1,000,000	—	—	—	1,000,000
Comprehensive loss:
Net loss, year ended December 31, 2006	—	—	—	(38,368,362)	—	—	(38,368,362)
Unrealized gain on marketable securities	—	—	—	—	—	293,241	293,241
Comprehensive loss	—	—	—	—	—	—	(38,075,121)
Balance, December 31, 2006	2,674	(66,985)	162,088,677	(191,653,284)	—	(5,170)	(29,634,088)
Issuance of stock and warrants for conversion of debt	8,401	—	36,144,979	—	—	—	36,153,380
Non-cash stock compensation	—	—	6,134,079	—	—	—	6,134,079
Comprehensive loss:
Net loss, year ended December 31, 2007	—	—	—	(7,561,739)	—	—	(7,561,739)
Unrealized gain on marketable securities	—	—	—	—	—	5,170	5,170
Comprehensive loss	—	—	—	—	—	—	(7,556,569)
Balance, December 31, 2007	$11,075	$(66,985)	$204,367,735	$(199,215,023)	$—	$—	$5,096,802

The accompanying notes are an integral part of these consolidated financial statements.

DOV PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(7,561,739)	$(38,368,362)	$(52,967,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(8,390,182)	—	—
Gain on warrant revaluation	(1,350,000)	—	—
Milestone revenue realized	—	—	2,000,000
Non-cash amortization of discount/premium paid on marketable securities	(35,449)	254,954	1,317,033
Non-cash interest expense	—	—	105,147
Depreciation of assets	314,229	553,746	531,170
Amortization of deferred charges	(116,943)	2,027,068	401,068
Non-cash compensation charges	6,134,079	10,802,447	808,740
Warrants, options and common stock issued for services	—	16,476	(194,504)
Non-cash debt conversion expense	—	5,657,865	—
Tenant allowance reimbursement and receivable	—	1,245,805	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	355,969
Prepaid expenses and other current assets	1,861,284	294,233	(315,289)
Accounts payable	(1,888,996)	(6,178,215)	5,369,999
Accrued expenses	(3,882,789)	(1,838,144)	981,188
Deferred revenue	—	(25,951,443)	(6,646,596)

Net cash used in operating activities	(14,916,506)	(51,483,570)	(48,253,911)

Cash flows from investing activities
Purchases of marketable securities	(49,850,415)	(113,128,845)	(139,579,923)
Sales of marketable securities	56,694,361	195,090,640	152,372,796
Establishment of restricted cash	—	(4,211,109)	—
Purchases of property and equipment	—	(1,144,415)	(678,271)

Net cash provided by investing activities	6,843,946	76,606,271	12,114,602

Cash flows from financing activities
Borrowings under convertible debenture, net of issuance costs	—	—	14,571,715
Redemption of convertible debentures	(17,779,458)	—	—
Sale of state NOLs related to non-qualified options	—	1,000,000	—
Treasury stock purchased	—	(66,988)	—
Proceeds from options and warrants exercised	—	607,202	1,058,673

Net cash (used in) provided by financing activities	(17,779,458)	1,540,214	15,630,388

Net increase (decrease) in cash and cash equivalents	(25,852,018)	26,662,915	(20,508,921)
Cash and cash equivalents, beginning of year	35,088,467	8,425,552	28,934,473

Cash and cash equivalents, end of year	$9,236,449	$35,088,467	$8,425,552

Supplemental disclosures of cash flow information
Interest paid	$90,924	$2,000,000	$1,127,778
Issuance of stock upon conversion of debt	$36,144,979	$15,657,521	$4,024,638

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Organization

DOV Pharmaceutical, Inc. (“DOV” or the “Company”) was incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000.

DOV is a biopharmaceutical company focused on the discovery, in-licensing and development of novel drug candidates for central nervous system disorders. The Company has several product candidates in clinical development targeting depression, pain, hypertension and angina and insomnia. The Company also has a product candidate with Phase I clinical results targeting alcohol abuse. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the U.S. but it also conducts clinical studies outside of the U.S. The Company is continuing to evaluate strategic alternatives, including seeking partners for certain of its development programs.

2. Liquidity/Going Concern

Although the Company estimates that it has sufficient remaining capital to fund operations through November 2008, it will continue to have capital needs.There are a number of circumstances, however, which could result in the Company needing additional capital sooner than anticipated, such as unexpected costs associated with a Phase II clinical trial that is currently being conducted in Eastern Europe. The Company intends to seek additional capital in 2008 through public or private financing or collaborative agreements, however, there is no assurance that such financing will be obtained. These matters raise substantial doubt over the Company’s ability to continue as a going concern.

3. Significant Accounting Policies

Presentation

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. The Company has evaluated its investment policies consistently with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and has determined that all its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders´ Equity under the caption "Accumulated Other Comprehensive Income (Loss)." The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. At December 31, 2007 and 2006, short-term marketable securities included $400,000 and $7.2 million of investments, respectively, primarily comprised of investment grade asset-backed, variable-rate debt obligations and commercial paper.  Accordingly, the investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 28 days.  Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities, thus they are classified as short-term marketable securities.

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

Revenue Recognition

Revenue is recognized under collaboration or research and development agreements when services are performed or when contractual obligations and/or milestones are met and amounts are considered collectible. The Company has adopted the milestone payment method to account for milestone payments received pursuant to development agreements. Revenues from milestone payments that represent the culmination of a separate earnings process are recorded when the milestone is achieved. Cash received in advance of revenue recognition for license fees is recorded as deferred revenue and recognized when earned over the research and development period. In August 2004, the Company entered into an agreement with Merck (and amended in August 2005) for the worldwide development and commercialization of all indications for DOV 21,947 and certain indications for DOV 216,303 in exchange for a $35.0 million up-front payment and the right to receive further payments of up to $420.0 million upon the achievement of certain milestones and royalties based on product net sales, if any. The up-front payment was deferred and amortized to revenue over the estimated research and development period. The time period of the development period was a significant estimate used in the preparation of the financial statements. In December 2006, the agreement with Merck was terminated and thus the remaining deferred revenue of $22.2 million was recognized as revenue in the fourth quarter of 2006.

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

The following represents a detail of amounts included in research and development expense:

	Years Ended December 31,
	2007	2006	2005

Payroll related and associated overhead	$8,588,156	$14,191,190	$10,720,094
Clinical and preclinical trial costs	4,335,258	26,730,979	41,525,596
Professional fees	514,250	1,282,157	1,128,136
Travel	80,690	595,388	609,082

Total research and development expense	$13,518,354	$42,799,714	$53,982,908

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

	Years Ended December 31,
	2007	2006	2005

Net loss	$(7,561,739)	$(38,368,362)	$(52,967,836)

Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	73,453,302	24,703,333	22,837,265

Basic and diluted net loss per share	$(0.10)	$(1.55)	$(2.32)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Series D convertible preferred stock	19,102,612	—	—
Convertible subordinated debentures	—	3,076,923	3,516,484
Restricted stock units	920,000	—	—
Options	15,142,470	4,098,441	3,540,966
Warrants	29,792,842	375,296	819,731

	64,957,924	7,550,660	7,877,181

Comprehensive Loss
	Years Ended December 31,
	2007	2006	2005

Net loss	$(7,561,739)	$(38,368,362)	$(52,967,836)
Net unrealized gain (losses) on marketable securities	5,170	293,241	(50,858)
Comprehensive loss	$(7,556,569)	$(38,075,121)	$(53,018,694)

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

Concentration of Credit Risk

Cash and cash equivalents are invested in deposits with significant financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $740,000 of the Company's cash balance was uninsured at December 31, 2007.

Accounting Changes:  Variable Interest Entities

On February 28, 2006, the Company entered into a ten-year operating lease with a leasing entity for a 133,686 square-foot facility in Somerset, New Jersey which has served as the Company’s corporate headquarters and principal place of business since June 2006. The sole purpose of the leasing entity is to manage the Somerset facilities on behalf of its tenant(s) and is therefore considered a VIE as defined by FIN 46R. At September 30, 2007, the Company is the only tenant of the building and is therefore considered to hold a significant variable interest. With respect to the Company’s leasing arrangement, the Company has determined that it is not the primary beneficiary and accordingly is not required to consolidate the related assets and liabilities of the leasing entity. The Company’s maximum exposure to any potential losses, should they occur, associated with this VIE is limited to the Company’s standby letter of credit of $4.2 million. In February 2008, the Company renegotiated the lease by reducing the term to January 2009 as well as the monthly rent payments to $100,000. In exchange, the Company agreed to release to the landlord the $4.2 million letter of credit previously held as collateral for the lease. As a result of the amendment described above, the Company intends to record a termination penalty of approximately $237,000 in the first quarter of 2008. The termination penalty represents the amount of lease payments to be made in 2008 in excess of market rents.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”). FSP FAS 157-2 amends FAS 157 to delay the effective date of FAS 157 for non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will adopt the effective portion of FAS 157 in the first quarter of 2008 and does not expect any material impact on its consolidated results of operations and financial condition. The Company is currently assessing the impact of applying FAS 157 to its non-financial assets and liabilities on its future consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company will be as of the beginning of fiscal 2008. The Company is currently evaluating the impact of adopting this statement, but does not expect it to have a material impact on its consolidated financial position or results of operations.

In June 2007, the FASB ratified EITF 07-03, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities", which requires nonrefundable advance payments for future research and development activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. Earlier application is not permitted. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 07-03 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-1 "Accounting for Collaborative Agreements", ("EITF 07-1"). EITF 07-1 defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-1 provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company's collaborative arrangements. EITF 07-1 is effective for the Company as of January 1, 2009. The adoption of EITF 07-1 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. SFAS 141(R) is effective for the Company as of January 1, 2009. Management is currently evaluating the impact of adopting this Statement, but does not expect it to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51", ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 also requires a new presentation on the face of the consolidated financial statements to separately report the amounts attributable to controlling and non-controlling interests. SFAS 160 is effective for the Company as of January 1, 2009. Management is currently evaluating the impact of adopting this Statement, but does not expect it to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the SEC staff released Staff Accounting Bulletin No. 110 (SAB 110) extending the availability of the so-called “expected life shortcut” (sometimes referred to as the “simplified method”) first described in SAB 107 for use in the expensing of share-based payments under FAS 123.

4. Stock-Based Compensation

1998 Stock Option Plan

The Company's 1998 Stock Option Plan (the "1998 Plan") was adopted by the Company's board of directors on September 10, 1998. Under the 1998 Plan, the Company has granted stock options to selected officers, employees, directors and consultants of the Company. The Company's board of directors administers the 1998 Plan. The 1998 Plan provided for the issuance of 2,025,000 shares of common stock. As of December 31, 2007, options to purchase 337,800 shares of common stock were outstanding under the 1998 Plan. As of October 15, 2000 all new option grants are issued under the 2000 Plan. The term of the options granted under the 1998 Plan is ten years. Awards under the 1998 Plan are fully vested.

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

2007 Stock Award and Incentive Plan

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

Accounting

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate its prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under the Company’s 2000 Plan and non-plan awards based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. The Company has recorded $5.8 million and $8.7 million of stock-based compensation expense, net of estimated forfeitures, during the year ended December 31, 2007 and 2006, respectively. The Company recorded $245,000 and $2.1 million during the year ended December 31, 2007 and 2006, respectively, of compensation expense related to RSAs. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Unearned compensation related to the RSAs of $2.2 million as of December 31, 2005 was eliminated to additional paid in capital as of January 1, 2006.

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

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the year ended December 31, 2007, the Company did not record any excess tax benefit generated from option exercises.

The table below summarizes the impact on the Company’s results of operations for the year ended December 31, 2007 and 2006 of stock based compensation expense under the Company’s 2000 and 2007 Plans and non-plan grants recognized under the provisions of SFAS 123(R).

	Year Ended December 31, 2007	Year Ended December 31, 2006

Research and development	$(3,235,308)	$(2,863,840)
General and administrative	(2,585,578)	(5,885,426)
Stock based compensation	$(5,820,886)	$(8,749,266)

Basic and diluted net loss per share	$(0.08)	$(0.36)

For the year ended December 31, 2005, if the Company had elected to recognize compensation expense based upon the fair value at the date of grant for awards under these plans, consistent with the methodology prescribed by SFAS 123, the effect on the Company's net loss would be as follows:

Year Ended December 31, 2005

Net loss as reported	$(52,967,836)
Add: total stock-based employee compensation expense determined under APB No. 25	808,740
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(6,116,809)
Pro forma	$(58,275,905)
Basic and diluted net loss per share:
As reported	$(2.32)
Pro forma	$(2.55)

For purposes of the computation of the fair value of each option award on the grant date using the Black-Scholes option pricing model, the following assumptions were used for each respective period:

Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.62% - 4.78%	4.28% - 5.35%	3.73%-4.49%
Expected lives	6.25 years	6.25 years	6 years
Expected dividends	—	—	—
Expected volatility	86.09% - 88.01%	52.30% - 74.86%	64.27%-67.90%

The Company estimates the expected life of the options granted through review of historical exercise patterns for those options granted prior to January 1, 2006 and has used the SAB 107’s simplified method of estimating the expected life of option grants for ‘plain vanilla’ options granted in the years ended December 31, 2007 and 2006. The Company estimates the expected volatility of its common stock based on its historical volatility as it did not view a combination of historical and implied a more meaningful volatility measure. The Company believes that historical volatility may be representative of future stock price trends. The risk-free rate assumption is determined using the Federal Reserve nominal rates of U.S. Treasury zero-coupon bonds with maturities similar to those of the expected terms of the award being valued. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005, respectively was $0.14, $3.22 and $10.56 per option. The total intrinsic value, determined as of the date of exercise, of options exercised in the year ended December 31, 2007, 2006 and 2005 was $0, $2.9 million and $2.7 million, respectively. The Company received $0, $607,000 and $1.1 million in cash for option exercises in the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007 and 2006, there was $1.4 million and $6.1 million, net respectively, of estimated forfeitures and $100,000 and $1.7 million, respectively of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all its equity compensation plans, which include stock options and RSAs.

The following is a summary of stock option activity for the years ended December 31, 2007, 2006 and 2005:

	Options	Weighted Average Options Exercise Price	Aggregate Intrinsic Value
Options outstanding, December 31, 2004	2,646,176	$7.72
Granted	1,282,250	$16.75
Exercised	(231,520)	$4.57
Forfeited	(155,940)	$13.36
Options outstanding, December 31, 2005	3,540,966	$10.94
Granted	1,538,175	$5.33
Exercised	(201,400)	$3.01
Forfeited	(779,300)	$15.24
Options outstanding, December 31, 2006	4,098,441	$8.41
Granted	11,923,918	$0.33
Exercised	—
Forfeited	(859,888)	$8.23
Options outstanding, December 31, 2007	15,162,471	$2.06	—
Options exercisable, December 31, 2007	3,451,053	$7.96	—

The total intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money as of December 31, 2007. As of December 31, 2007, the Company had 4,726,455 shares available for future grants. The following is a summary of outstanding stock options at December 31, 2007.

	Options Outstanding as of December 31, 2007			Options Exercisable as of December 31, 2007
	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

Price range $0.26-$0.39	9.6 years	11,691,418	$0.33	— years	—	—
Price range $0.40-$10.80	5.5 years	2,103,203	$2.98	5.5 years	2,103,203	$2.98
Price range $10.81-$21.20	6.6 years	1,347,850	$15.73	6.6 years	1,347,850	15.73
		15,142,471	$2.07		3,451,053	$7.96

Upon the adoption of the 2 007 Plan, directors and employees are eligible to receive restricted stock units, or RSUs. In accordance with SFAS 123R, the fair value of RSUs is estimated based on the closing sale price of the Company’s common stock on the date of issuance. The total number of RSUs expected to vest is adjusted by estimated forfeiture rates, which has been estimated at 12% based on historical experience of stock bonus awards. As of December 31, 2007, there is approximately $88,000 of unamortized compensation cost related to RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 1.1 years. The RSUs, at the election of eligible employees, may be subject to deferred delivery arrangement. For the year ended December 31, 2007, share-based compensation expense related to RSUs was $50,000. RSU activity was as follows:

	RSUs	Weighted Average Grant Date Fair Value
RSUs Outstanding, December 31, 2006	—	—
Granted	954,500	$0.20
Exercised	—	—
Forfeited	34,500	$0.19
RSUs Outstanding, December 31, 2007	920,000	$0.20
RSUs Exercisable, December 31, 2007	—	—

5. Marketable Securities

Available-for-sale securities are classified as short-term regardless of their maturity date if the Company has them available to fund operations within one year of the balance sheet date. Auction-rate securities are highly liquid securities that have floating interest or dividend rates that reset periodically through an auctioning process that sets rates based on bids. Issuers include municipalities, closed-end bond funds and corporations. These securities can either be debt or preferred shares. The following is a summary of marketable securities classified as "available-for-sale" securities as required by SFAS 115 as of December 31, 2007.

			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Less than 12 Months	Greater than 12 Months	Estimated Fair Value
Institutional money market	$7,667,066	$—	$—	$—	$7,667,066
Amounts included in cash and cash equivalents	$7,667,066	$—	$—	$—	$7,667,066
Auction rate securities	$400,000	$—	$—	$—	$400,000
Amounts included in marketable securities – short-term	$400,000	$—	$—	$—	$400,000

6. Property and Equipment

Property and equipment consist of the following at:

		December 31,
	Years	2007	2006

Furniture and fixtures	7	$614,926	$631,459
Machinery and equipment	2-5	319,578	546,331
Leasehold improvements	2-5	894,476	894,476
		1,828,980	2,072,266
Less accumulated depreciation		929,020	858,077
Property and equipment, net		$899,960	$1,214,189

7. Convertible Subordinated Debentures and Equity Issuances

Convertible Subordinated Debentures and Exchange Offer

In December 2004 and January 2005, the Company completed a private placement of $80 million in aggregate principal amount of 2.5% convertible subordinated debentures due January 15, 2025, of which $70.0 million in aggregate principal amount remained outstanding as of December 31, 2006 and none remained outstanding as of December 31, 2007.

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

The exchange transaction has been recorded pursuant to SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”. The difference between the amount of the face value of the debentures and the fair value of the assets given to the debenture holders in the Exchange Offer of $8.4 million was recorded as a gain on debt extinguishment in the first quarter of 2007. The fair value of the series C and the series D convertible preferred stock was estimated at $38.1 million and $7.5 million, respectively, with a significant amount of the value reflecting the value of the underlying common stock. The balance reflected for the series D convertible preferred stock is reduced by the attributable portion of the Exchange Offer expenses of $288,000 and the estimated value of the warrants to be issued to common shareholders of approximately $602,000. The Company estimated the fair value of the warrants using a Black-Scholes methodology. The liability was revalued at the date that the registration statement for the shares underlying the warrants was deemed effective, or June 25, 2007. The liability value was reduced by $1.4 million and was recorded as other income during the quarter ended June 30, 2007. The warrants were then reclassified from a liability to equity and, as such, the value is reflected in additional paid in capital.

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

Terms of Series D Preferred Stock. The 100,000 shares of series D convertible preferred stock have no voting rights and no liquidation preference. The series D convertible preferred stock is convertible but may not convert into common stock if such conversion would result in beneficial ownership in excess of 9.9% of the Company’s voting capital stock for the converting holder. The series D is convertible into 191.02612143 shares of common stock per share, or a total of 19,102,612 shares as of December 31, 2007.

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

The fair value of our subordinated convertible debentures, based on the price for the debentures at December 31, 2006 approximated $34.7 million.

Common Stock

On May 22, 2006, the Company issued 28,333 Restricted Stock Awards (“RSAs”) to certain of the Company’s directors pursuant to the compensation program for independent directors of the Company. These awards will vest annually ratably over three years. The vesting of these RSAs was accelerated as a result of the change of control effected by the consummation of the Exchange Offer and thus stock was issued at that time.

Warrants

At December 31, 2007, warrants to purchase 375,396 shares of the Company's common stock were outstanding with an exercise price of $10.00. All outstanding warrants are fully vested and expire in June 2009. In addition pursuant to the terms of the Exchange Offer, the Company issued warrants to purchase 29,417,546 shares of common stock to its common stockholders of which all are outstanding, are fully vested and expire in December 2009.

8. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2007	2006

Accrued investigator fees	$18,528	$2,113,294
Accrued professional fees	210,000	198,168
Accrued bonuses	316,000	650,120
Accrued severance and other	264,170	1,085,784
Accrued taxes	—	5,100
Accrued interest	—	797,222
Accrued payroll, vacation and other	363,107	204,906

	$1,171,805	$5,054,594

9. Income Taxes

In July 2006, the FASB issued FASB Interpretation No.48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practices associated with certain aspects of recognition and measurement related to accounting for income taxes. The Company adopted the provisions of FIN 48 as of January 1, 2007, and has analyzed its filing positions in all open tax years in jurisdictions where it may be obligated to file returns. The Company has identified its federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company’s policy is to recognize interest and/or penalties related to income tax matter in income tax expense. The Company had no accrual for interest or penalties at December 31, 2007. In addition, future changes in unrecognized tax benefits will have no impact on the effective tax rate due to the existence of the valuation allowance.

The following schedule reconciles the income tax benefit at the federal statutory rate (34%) to the effective rate:

	2007
	Amount	Tax Rate
Statutory federal tax at 34% rate	$(2,571,371)	34.00%
State and local taxes, net of federal benefit	1,373	(0.02%)
Gain on debt extinguishment	(459,000)	6.07%
Stock option expenses	2,002,219	(26.47%)
Change in valuation allowance	1,139,031	(15.06%)
Other items, net	(110,172)	1.45%
Income tax (benefit)/expense	$2,080	(0.03%)

Since its inception, the Company has generated net operating losses (“NOLs”) for tax purposes and to date has not utilized its NOLs to offset income tax liabilities. Hence all prior tax return years of the Company remain open for audit purposes.

No U.S. Federal taxes are payable at December 31, 2007 and 2006. As of December 31, 2007 and 2006, the Company had New Jersey state tax liability of $2,080 and $10,000 respectively.

During 2006 the Company sold $72.0 million of state net operating loss (“NOL”) carryforwards under the New Jersey Tax Benefit Transfer Program. The net proceeds from the sale of the NOLs amounted to $5.6 million and was reported as a tax benefit in 2006. No State NOLs were sold during 2007.

At December 31, 2007, the Company had approximately $149.0 million of federal and $59.0 million of state NOL carryforwards available to offset future taxable income. The federal and state NOL carryforwards will begin expiring in 2010 and 2013 if not utilized. The Company’s Exchange Offer discussed in Note 2 will significantly impair the Company’s ability to utilize these losses before their expiration. Please see discussion below. The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Included in the federal and state NOL carryforwards is approximately $13.0 million related to non-qualified stock option expense.

For financial reporting purposes, a valuation allowance of $66.8 million has been recorded at December 31, 2007, to fully offset the deferred tax asset related to these carryforwards in accordance with SFAS 109. SFAS 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized."

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the annual utilization of a company's net operating loss carryforwards may be limited if the Company experiences a change in ownership of more than 50 percentage points within a three-year period. An ownership change occurs with respect to a corporation if it is a loss corporation on a testing date and, immediately after the close of the testing date, the percentage of stock of the corporation owned by one or more five-percent shareholders has increased by more than 50 percentage points over the lowest percentage of stock of such corporation owned by such shareholders at any time during the testing period. Under such section, the ability of the Company to use its existing tax loss and credit carryforwards (and certain other tax benefits) following an “ownership change” of the Company is generally limited to an annual amount equal to the product of the fair market value of the corporation’s stock immediately before the ownership change (subject to certain reductions) and the “long-term tax-exempt rate” in effect for the month in which the ownership change occurs. This general limitation on the use of tax benefit carryforwards can be increased or reduced respectively by the amount of “recognized built-in gains” (“RBIG”) or recognized “built-in losses” (“RBIL”) in the event the Company has “net unrealized built-in gains” (“NUBIG”) or “net unrealized built-in losses” (“NUBIL”), at the date of an ownership change. The Company is presently subject to a general limitation on the annual utilization of carryforward tax benefits of approximately $495,000.

The principal components of the deferred tax asset, assuming a 34% Federal tax rate and a 9% gross state tax rate, are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Fixed assets	$466,766	$692,497
Research and development expense amortization	5,860,210	7,715,346
Accrued other	4,601,484	4,914,993
Net operating loss carryforward	55,897,686	52,058,347
Total gross deferred tax assets	66,826,146	65,381,183
Valuation allowance	(66,826,146)	(65,381,183)
Net deferred tax assets	$—	$—

The net change in valuation allowance for 2007 and 2006 was an increase of approximately $1.4 million and $6.5 million respectively which is primarily the result of additional net operating losses incurred by the Company for which a benefit has not been recorded as well as the retroactive capitalization of certain research and development expenditures previously deducted.

10. Employment Agreements

Dr. Lippa’s employment as chief executive officer of the Company was terminated in July 2005 thus requiring the Company to pay $790,000, the contractual severance due under his employment agreement. As a result, the Company recorded a severance obligation of $790,000, as of June 30, 2005. Dr. Lippa is the executive chairman of the board of directors and is compensated in such capacity.

Ms. Duncan, the Company's chief executive officer, has an employment agreement which expires on June 30, 2009, pursuant to which she is entitled to certain severance benefits in the event of the termination of her employment under certain circumstances, including the acceleration of stock options granted to her in connection with her agreement, as well as up to three year’s salary compensation in certain instances.

Dr. Skolnick, the Company's president and chief scientific officer, has an employment agreement which expires on June 30, 2009, pursuant to which he is entitled to certain severance benefits in the event his employment is terminated, including the acceleration of stock options granted to him in connection with his agreement, as well as up to three year’s salary compensation in certain instances.

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

         The 401(k) Plan is employee funded up to an elective annual deferral and also provides an option for the Company to contribute to the 401(k) Plan at the discretion of the 401(k) Plan's trustees. During the years ended December 31, 2007, 2006 and 2005, the Company did not contribute to the 401(k) Plan.

12. Significant Agreements

Wyeth Agreement

In May 1998, the Company entered into a license agreement with Wyeth for certain rights to four compounds, indiplon, ocinaplon, bicifadine and DOV 216,303. The agreement expires as to each compound the later of the expiration of the Wyeth patents in such country and ten years following the launch of each compound in each country. Upon such expiration, with respect to each country the Company will have a fully-paid, royalty-free license with the right to make, use or sell the compounds without any further monetary obligation to Wyeth.

In February 2004, the Company entered into agreements to reorganize its exclusive license agreement with Wyeth and its sublicense agreement with Neurocrine Biosciences, Inc., or Neurocrine, in respect of indiplon. The restated agreement provides that if the Company sells the product itself, the Company will be obligated to pay Wyeth 3.5% of net sales for ocinaplon and DOV 216,303 and 5.0% of net sales for bicifadine, and potential additional aggregate milestones of $7.0 million for ocinaplon, $7.0 million for DOV 216,303 and $9.5 million for bicifadine. The royalty rate for bicifadine, ocinaplon and DOV 216,303 will increase by 0.5% should the Company partner or sublicense that compound, in which case the next milestone payable to Wyeth for that compound will be accelerated to become due upon partnering.  Upon sublicensing bicifadine to XTL in January 2007 and DOV 216,303 to Merck in August 2004, the Company paid the $5.0 million and $2.5 million due upon the acceleration of the milestones due upon a NDA filing for bicifadine and DOV 216,303, respectively.

In December, 2006, the Company entered into three separate and distinct license agreements with Wyeth that together modified the terms of the existing licenses. Under the amended licensing arrangements, the Company gained an exclusive license to certain additional Wyeth intellectual property to allow it to develop products incorporating the three compounds for the treatment of human diseases, disorders and conditions except for the treatment of vasomotor symptoms in certain areas of women’s health. The Company granted to Wyeth an exclusive license to certain DOV intellectual property to allow Wyeth to develop products incorporating the three compounds for the treatment of vasomotor symptoms in those areas of women’s health, provided that the parties agreed to negotiate to jointly develop and commercialize any such products. The Company remains obligated to pay royalties as well as milestones as detailed above for each of the three compounds. In addition, the Company is obligated to pay milestones of $2.25 million upon NDA (or equivalent) approval in the U.S., Europe or Japan for any product containing DOV 21,947 or DOV 102,677, but only if such milestone becomes payable prior to payment of the $4.5 million milestone payable on an NDA (or equivalent) approval for DOV 216,303. Any milestone payments made with respect to DOV 21,947 or DOV 102,677 reduce, dollar-for-dollar, DOV's $4.5 million milestone obligation for DOV 216,303.

Neurocrine Agreement

In June 1998, the Company entered into a sublicense and development agreement for indiplon with Neurocrine. The Company is entitled to receive $1.5 million upon Neurocrine’s NDA approval and 3.5% royalty on worldwide sales.

In 2004, the Company received a $2.0 million milestone payment from Neurocrine for the NDA filing for indiplon. However, because the original NDA filing was not accepted by the FDA and the agreement with Neurocrine indicates that the $2.0 million milestone is earned once an NDA has been submitted according to certain FDA regulations, the Company recognized this payment as revenue once the filing was accepted by the FDA in June 2005.

In October 2007, the Company entered into an amendment to its exclusive worldwide sublicense agreement with Neurocrine under which the Company licensed to Neurocrine the rights to indiplon for the treatment of insomnia. In connection with the amendment, the Company received a payment from Neurocrine of $1.0 million which was recognized as revenue in the fourth quarter of 2007. Among other things, this amendment modifies certain of the milestone provisions of the agreement by a reduction of $1.0 million and provides that certain of the royalties payable to the Company under the agreement may be prepaid to it upon the occurrence of specified future events and clarified certain terms of the agreement. Thus the remaining milestone due to the Company of $1.5 million due upon indiplon’s NDA approval has been reduced to $500,000.

XTL Development, Inc., or XTL, Agreement

In January 2007, the Company entered into an agreement with XTL, relating to bicifadine. Under the agreement the Company granted XTL the exclusive right to develop products incorporating bicifadine for the treatment of human diseases, disorders and conditions, except for treatment of symptoms in certain areas of women’s health. The Company received an up-front payment of $6.5 million, of which $5.0 million was paid to Wyeth as a result of the acceleration of a milestone payable pursuant to our agreement with Wyeth.  Additionally, XTL was required to make a $1.0 million payment within 30 days if the Company successfully transferred to XTL an existing investigational new drug application and certain program documentation relating to bicifadine, which was completed and thus payment made in February 2007.  Total up-front and milestone payments by XTL under the agreement could exceed $130.0 million if all milestones are achieved, with escalating low double-digit royalties on annual net sales of bicifadine.  At its election, XTL may make certain non-royalty payments, including milestone payments, to the Company in shares of freely tradeable stock of XTL’s parent company, XTL Biopharmaceuticals Ltd. XTL will fund future research, development, manufacturing and commercialization costs of bicifadine.

Blue Note Pharmaceuticals, Inc., or Blue Note, Agreement

In November 2007, the Company granted Blue Note the exclusive right to develop and market products incorporating DOV diltiazem for the management of human diseases or conditions including, but not limited to, hypertension and/or angina. Under the terms of the agreement, the Company received an up-front payment of $500,000 and it is entitled to additional milestone payments of up to $5.7 million. In addition, DOV is entitled to receive up to double-digit royalties on net product sales. The up-front payment was treated as revenue in the fourth quarter of 2007 as there are no continuing obligations of the Company under the agreement.

Merck & Co. Inc., or Merck, Agreement

In August 2004, the Company entered into a license agreement with a subsidiary of Merck for the worldwide development and commercialization of DOV 21,947 and DOV 216,303. Under the agreement, DOV received a $35.0 million up-front licensing payment. In accordance with the Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” the Company has evaluated the arrangement to determine if the deliverables are separable into units of accounting and then applied applicable revenue recognition criteria.  The Company has determined that the license and the collaboration are a single element for accounting purposes.  As the Company had a continuing obligation with respect to collaboration on development of product candidates, until an NDA was filed, the up-front payment was deferred and amortized into revenue over the estimated research and development period of 72 months. In December 2006, Merck and DOV terminated the agreements and as such the remaining deferred revenue of $22.2 million was taken into revenue immediately.

Indemnifications and Commitments

As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. In 2007, the board of directors approved the advancement of expenses to a board member related to an inquiry by regulatory authorities into trading in its common stock in April 2006. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2007.

In the normal course of business, the Company has commitments to make certain payments to various clinical research organizations and third party vendors in connection with its clinical trial activities. The Company was contractually obligated for up to approximately $4.2 million of future services under these agreements as of December 31, 2007. The nature of the work being conducted under the Company’s agreements with contract research organizations and the vendors is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company has made appropriate accruals in its consolidated financial statements for those milestones that were achieved as of December 31, 2007.

Operating Leases

In February 2006, the Company committed to a ten year operating lease for 133,686 sq. feet facility in Somerset, New Jersey which has served as its corporate headquarters and principal place of business since May 2006. In connection with this lease the Company entered into a stand-by letter of credit facility for $4.2 million to serve as collateral for its performance under the lease. In February 2008, the Company amended its operating lease agreement by reducing the term of its office lease to January 2009 from February 2016, as well as reducing its monthly payment obligations to $100,000 from approximately $240,000. As a result of the lease restructuring, the $24.4 million lease obligation is now reduced to $1.2 million. In exchange, the Company has released its $4.2 million security deposit, thereby reducing long-term restricted cash on its balance sheet to zero. As a result of the amendment described above, the Company intends to record a termination penalty of approximately $237,000 in the first quarter of 2008. The termination penalty represents the amount of lease payments to be made in 2008 in excess of market rents. The Company also leases various office and transportation equipment under operating leases with terms ranging from one to three years.

As of December 31, 2007, the total non-cancelable future minimum rental payments under the above-mentioned leases are as follows:

Year ending December 31,
2008	$2,879,025
2009	2,852,304
2010	2,848,849
2011	3,082,799

	$11,662,977	(1)

(1) Pursuant to the lease amendment entered into as of February 2008, the future minimum rental payments have been reduced to $1.4 million as of December 31, 2007 and will be paid in full by December 31, 2008.

Rent expense incurred for office space and equipment leases amounted to $2,775,214, $3,122,510, and $699,588 for the years ended December 31, 2007, 2006 and 2005.

13. Subsequent Event

On March 3, 2008, the Company agreed to sell to private investors a fractional interest in future royalties otherwise payable to the Company under its license agreement with XTL. Under the agreement, the Company has assigned its right to receive an amount equal to four and one-half percent (4.5%) of net sales of bicifadine up to $350 million in any calendar year for a period of nine years. The purchase price for the assignment is $1.6 million. The agreement is expected to close within 30 to 60 days, subject to certain customary closing conditions, including receipt of XTL’s consent.

14. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2007 and 2006. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

	Quarters Ended
	Mar 31(a)	Jun 30(b)	Sep 30 (c)	Dec 31(d)
2007	(In thousands, except per share data)
Revenue	$7,968	$288	$230	$1,743
Net loss before tax	(82)	(2,401)	(3,832)	(1,247)
Net loss	(82)	(2,401)	(3,832)	(1,247)
Basic and diluted net loss per share	$0	$(0.05)	$(0.03)	$(0.01)
2006
Revenue	$1,378	$1,280	$1,083	$22,210
Net income (loss) before tax	(20,269)	(20,615)	(17,496)	14,265
Net income (loss)	(20,269)	(20,615)	(17,496)	20,010
Basic net income (loss) per share	$(0.87)	$(0.88)	$(0.68)	$0.75
Diluted net income (loss) per share	$(0.87)	$(0.88)	$(0.68)	$0.69

(a) On January 15, 2007, the Company granted XTL the exclusive right to develop products incorporating bicifadine for the treatment of human diseases, disorders and conditions, except for treatment of symptoms in certain areas of women’s health. The Company received an up-front payment of $6.5 million, of which $5.0 million was paid to Wyeth.  Additionally, XTL later paid an additional $1.0 million upon the transfer to XTL of an existing IND and certain program documentation relating to bicifadine. In March 2007, the Company consummated the Exchange Offer and recorded a $8.4 million gain on debt extinguishment.
(b) At March 31, 2007 the Company estimated the fair value of the warrants to be distributed to common stockholders pursuant to the Exchange Offer at $4.6 million using a Black-Scholes methodology. The liability was revalued at the date the registration statement for the shares underlying the warrants was deemed effective or June 25, 2007. The liability value was reduced by $1.4 million and was recorded as other income during the second quarter ended June 30, 2007.
(c) In the third quarter of 2006, the Company issued 3,445,000 shares of common stock in exchange for $10 million in original principal amount of its convertible subordinated debentures. As a result of the exchange, and as required by SFAS 84 “Induced Conversions of Convertible Debt”, the Company recorded a $5.6 million non-cash charge related to the fair value of the additional shares issued to induce the exchange.
(d) In the fourth quarter of 2006 the Company’s agreement with Merck was terminated thus the remaining deferred revenue of $22.2 million was taken into revenue immediately. In addition, in the fourth quarter of 2006, the Company sold historical net operating losses pursuant to the New Jersey Economic Development Authority technology business tax certificate program for which the Company recorded a net $5.7 million tax benefit.