Form 10-Q
period 2008-03-31
DOV PHARMACEUTICAL INC
filed 2008-05-15
CIK 1066833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2008
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On May 10, 2008, there were outstanding 110,753,889 shares of the registrant’s common stock, par value $0.0001 per share.

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended March 31, 2008

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: may, will, should, expect, intend, plan, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors about which we cannot be certain or even relatively confident. Actual results or events will surely differ and may differ materially from the forward-looking statements contained herein as a result of many factors, some of which we may not be able to predict or may not be within our control. Some of the most significant challenges we presently face include the following:

•	our need to raise substantial additional capital in order to fund operations;

•	our need to seek and evaluate strategic alternatives, including with respect to collaborations and partnerships for certain of our development programs and product candidates;

•	the need to obtain and maintain all necessary patents, licenses and other intellectual property rights;

•	the need to demonstrate the safety and efficacy of product candidates at each stage of development;

•	our need to meet our development schedule for our product candidates, including with respect to drug supply and clinical trial initiation, enrollment and completion;

•	the need to meet applicable regulatory standards and receive required regulatory approvals on our strategic partners’ anticipated time schedules or at all;

•	our need to meet our obligations to our strategic partners so we can receive payment of milestones and royalties, if any, under our agreements with them; and

•	our need to seek and evaluate strategic alternatives, including with respect to collaborations and partnerships for certain of our development programs and product candidates.

If we are unable to successfully deal with these and other challenges, for example if we fail to identify additional sources of capital in the very near term, our business, results of operations and financial condition would be harmed and the market value of our common stock would likely decline even further. You should refer to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, for a more detailed discussion of some of the factors that may cause our actual results to differ materially from our forward-looking statements. We qualify all our forward-looking statements by reference to these cautionary statements. As a result of the foregoing, you should not place undue reliance on our forward-looking statements.

We have a number of trademarks, including DOV, DOV Pharmaceutical, Inc. and the DOV Pharmaceutical logo. All other trademarks used or referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM I. Financial Statements

DOV PHARMACEUTICAL, INC.
CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)	(1)
Assets
Cash and cash equivalents	$7,108,361	$9,236,449
Marketable securities—short-term	—	400,000
Prepaid rent	1,711,674	237,404
Prepaid expenses and other current assets	157,615	545,542
Total current assets	8,977,650	10,419,395
Restricted cash—long-term	—	4,211,109
Property and equipment, net	729,340	899,960
Total assets	$9,706,990	$15,530,464
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$731,036	$576,145
Accrued expenses	976,989	1,171,805
Deferred credit – current	—	257,313
Total current liabilities	1,708,025	2,005,263
Deferred credits – non-current	—	2,101,419
Series D convertible preferred stock, $1.00 par value, 560,000 authorized shares, 100,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	6,326,980	6,326,980
Commitments and contingencies
Stockholders’ equity:
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, 0 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.0001 par value, 260,000,000 shares authorized, 110,753,889 issued at March 31, 2008 and December 31, 2007	11,075	11,075
Treasury stock, at cost; 31,450 common shares at March 31, 2008 and December 31, 2007	(66,985)	(66,985)
Additional paid-in capital	204,509,705	204,367,735
Accumulated deficit	(202,781,810)	(199,215,023)
Total stockholders’ equity	1,671,985	5,096,802
Total liabilities and stockholders’ equity	$9,706,990	$15,530,464

(1)	Derived from the Company’s audited financial statements for the year ended December 31, 2007.

The accompanying notes are an integral part of these condensed financial statements.

DOV PHARMACEUTICAL, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(unaudited)

Revenue	$—	$7,967,714
Operating expenses:
Research and development expense	1,887,091	6,859,144
General and administrative expense	1,761,117	4,513,626
License expense	—	5,500,000
Loss from operations	(3,648,208)	(8,905,056)
Interest income	75,967	512,964
Interest expense	—	(90,924)
Gain on extinguishment of convertible debentures	—	8,390,182
Other income, net	5,454	10,458
Net loss	$(3,566,787)	$(82,376)

Basic and diluted net loss per share	$(0.03)	—
Weighted average shares used in computing basic and diluted net loss per share	110,753,889	26,687,472

The accompanying notes are an integral part of these condensed financial statements.

DOV PHARMACEUTICAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(unaudited)

Cash flows from operating activities
Net loss	$(3,566,787)	$(82,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	(8,390,182)
Non-cash amortization of premium paid on marketable securities	—	(27,718)
Depreciation	170,620	74,389
Amortization of deferred credits	—	(29,236)
Non-cash compensation charges	141,970	5,897,401
Changes in operating assets and liabilities:
Prepaid other expenses and other current assets	387,927	1,726,343
Prepaid rent and deferred credits	(3,833,002)	—
Accounts payable	154,891	(194,317)
Accrued expenses	(194,816)	(2,106,003)
Net cash used in operating activities	(6,739,197)	(3,131,699)
Cash flows from investing activities
Purchases of marketable securities	—	(33,389,695)
Sales of marketable securities	400,000	25,475,910
Release of restricted cash for property lease	4,211,109	—
Net cash provided by (used in) investing activities	4,611,109	(7,913,785)
Cash flows from financing activities
Redemption of convertible debentures	—	(17,779,458)
Net cash used in financing activities	—	(17,779,458)
Net decrease in cash and cash equivalents	(2,128,088)	(28,824,942)
Cash and cash equivalents, beginning of period	9,236,449	35,088,467
Cash and cash equivalents, end of period	$7,108,361	$6,263,525

NON-CASH FINANCING ACTIVITIES

On March 15, 2007 the Company exchanged $67.5 million in principal amount of its 2.5% convertible subordinated debentures for (i) 439,784 shares of its series C convertible preferred stock with an estimated value of $38.1 million, (ii) 100,000 shares of series D convertible preferred stock with an estimated value of $7.5 million, and (iii) cash of $13.5 million. In addition, the Company issued warrants to purchase up to 30,000,000 shares of common stock at a price of $0.53 per share, having an estimated valued of $4.6 million, to the holders of its common stock. All shares of the series C convertible preferred stock issued in connection with the Exchange Offer were converted into a total of 84,010,232 shares of common stock on June 11, 2007.

The accompanying notes are an integral part of these condensed financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. The Company

Organization

DOV Pharmaceutical, Inc. (“DOV” or the “Company”) was incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000.

DOV is a biopharmaceutical company focused on the discovery, in-licensing and development of novel drug candidates for central nervous system disorders. The Company has product candidates in various stages of clinical development. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the United States but is currently conducting a clinical study outside of the United States.

2. Liquidity/Going Concern

The Company estimates that it has sufficient cash and cash equivalents to fund operations through the end of 2008 and perhaps as long as early 2009. There are a number of circumstances, however, which could result in the Company needing additional capital even sooner than anticipated, such as unexpected costs associated with a Phase II clinical trial that is currently being conducted in Eastern Europe. The Company intends to continue to actively seek additional capital in 2008 through public or private financing or collaborative agreements, however, there is no assurance that such financing will be obtained on acceptable terms, if at all. These matters raise substantial doubt over the Company’s ability to continue as a going concern.

3. Significant Accounting Policies

Basis of Presentation

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year or any future period. The financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2008.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that can affect the reported amounts of assets, liabilities, revenues, earnings, financial position and various disclosures. Significant estimates have included the value of convertible preferred stock and warrants issued in the Company’s Exchange Offer as described elsewhere herein, the value of investments, the valuation allowance recorded for deferred tax assets and the development period for the Company’s products. Actual results could differ from these estimates and the differences could be material.

Prepaid Rent and Deferred Credit

In February 2008, the Company renegotiated its lease on its operating facility by reducing the expiration of the term to January 2009. In exchange, the Company agreed to release to the landlord the $4.2 million restricted cash previously held as collateral for the lease. Deferred credits include the tenant allowance received from DOV’s landlord and the straight-lining of future rent escalations under the operating lease agreement. Both of these items were being amortized over the life of the lease. This transaction resulted in the offset of the deferred credits and the establishment of a net prepaid rent of $1.7 million which will be amortized through the remaining lease life, or January 2009. In addition, remaining balances of leasehold improvements will be amortized over the revised remaining lease life.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company has excluded the shares issuable on conversion of its series C and series D convertible preferred stock, outstanding options, warrants and restricted stock units to purchase common stock from the calculation of diluted net loss per share, as such securities are anti-dilutive as indicated in the table below.

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Net loss	$(3,566,787)	$(82,376)
Basic and diluted:
Weighted -average shares used in computing basic and diluted net loss per share	110,753,889	26,687,472
Basic and diluted net loss per share	$(0.03)	—
Anti-dilutive securities not included in basic and diluted net loss per share calculation:
Series C convertible preferred stock	—	84,027,426
Series D convertible preferred stock	19,102,612	19,102,612
Options	14,361,896	4,210,686
Warrants	29,792,842	375,296
Restricted stock units	737,500	—
	63,994,850	107,716,020

Concentration of Credit Risk

Cash and cash equivalents are invested in deposits with financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $6.9 million of the Company's cash balance was uninsured at March 31, 2008.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS No. 159 on January 1, 2008. The adoption of this statement did not have a material impact on its financial position or results of operations.

In June 2007, the FASB ratified EITF 07-03, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities", which requires nonrefundable advance payments for future research and development activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. The Company adopted EITF-07-03 on January 1, 2008. The adoption of EITF 07-03 did not have a material impact on the Company’s financial position or results of operations.

Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding recent accounting pronouncements.

Income Taxes

In July 2006, the FASB issued FASB Interpretation No.48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practices associated with certain aspects of recognition and measurement related to accounting for income taxes. The Company adopted the provisions of FIN 48 as of January 1, 2007, and has analyzed its filing positions in all open tax years in jurisdictions where it may be obligated to file returns. The Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined. The Company believes that its income tax filing position and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company’s policy is to recognize interest and/or penalties related to income tax matter in income tax expense. The Company had no accrual for interest or penalties at March 31, 2008. As of January 1, 2007 the Company had no unrecognized tax benefit and there was no significant change during the three months ended March 31, 2008. In addition, future changes in unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.

Since its inception, the Company has generated net operating losses (“NOLs”) for tax purposes and to date has not utilized its NOLs to offset income tax liabilities. Hence all prior tax return years of the Company remain open for audit purposes.

4. Stock-Based Compensation

2000 Stock Option and Grant Plan

The Company’s 2000 Stock Option and Grant Plan (the “2000 Plan”) was adopted by the Company’s board of directors on November 18, 2000, was amended and restated several times through May 30, 2006. Under the 2000 Plan, the Company has granted options and restricted stock, or RSAs, to certain employees and non-employee advisors. The 2000 Plan provides the Company’s board of directors with the discretion to accelerate exercisability of any award. In May 2006, the Company amended the 2000 Plan providing for the full acceleration and vesting of all outstanding options and RSAs immediately prior to a change of control of the Company. This change did not impact the fair value of the options and did not impact expense recognized under SFAS 123(R). The Exchange Offer completed on March 15, 2007 discussed in Note 6 below constituted a change of control under the 2000 Plan and all outstanding options issued prior to January 2007 and restricted stock awards were immediately accelerated pursuant to the terms of the 2000 Plan. As a result, the Company recorded unrecognized compensation expense of $5.9 million for certain outstanding awards that were accelerated in the first quarter of 2007.

2007 Stock Award and Incentive Plan

The Company’s board of directors adopted the Company’s 2007 Stock Award and Incentive Plan (“the 2007 Plan”) on June 15, 2007. The 2007 Plan was subsequently approved by the Company’s stockholders on July 30, 2007. The 2007 Plan replaced the 2000 Plan and is administered by the compensation committee of the board of directors. The 2007 Plan authorizes a broad range of awards giving greater flexibility to implement equity awards. The remaining available shares under the 2000 Plan are available under the 2007 Plan as well as shares covered by any forfeited awards under the 2000 Plan. The 2007 Plan also includes an “evergreen” provision, which provides for automatic annual increases in the number of shares reserved under the 2007 plan equal to 3.5% of the total outstanding common stock of the Company at the end of each fiscal year, plus 3.5% of any increase in the number of outstanding shares of common stock during the year, provided that these increases may not add shares to the extent that the aggregate added under the evergreen provision would exceed 20% of the then outstanding class of common stock. As of March 31, 2008, there were 7.1 million shares available for issuance under the 2007 Plan.

	Options	Weighted Average Options Exercise Price	Aggregate Intrinsic Value (millions)
Options Outstanding, December 31, 2007	15,162,471	$2.06
Granted	—
Exercised	—
Forfeited	800,575	6.46
Options Outstanding, March 31, 2008	14,361,896	1.82	—
Options Exercisable, March 31, 2008	3,152,228	7.12	—

The total intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money as of March 31, 2008. The following is a summary of outstanding stock options at March 31, 2008:

	Options Outstanding as of March 31, 2008			Options Exercisable as of March 31, 2008
	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

Price range $0.26 - $0.39	9.35 years	11,280,168	$0.33	9.35 years	70,500	$0.39
Price range $0.40 - $10.80	5.12 years	2,049,603	3.01	5.12 years	2,049,603	3.01
Price range $10.81 - $21.20	6.56 years	1,032,125	15.76	6.56 years	1,032,125	15.76
		14,361,896			3,152,228

 RSU activity was as follows:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2007	920,000	$0.20
Granted	—	—
Exercised	—	—
Forfeited	182,500	0.19
RSUs Outstanding, March 31, 2008	737,500	0.20
RSUs Exercisable, March 31, 2008	—	—

5. Research and Development Expense

Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead. The following represents amounts included in research and development expense for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Payroll related and associated overhead	$790,852	$5,110,889
Clinical and preclinical development costs and manufacturing supplies	886,437	1,593,834
Professional fees	209,802	154,421
Total research and development expense	$1,887,091	$6,859,144

6. Convertible Subordinated Debentures and Equity Issuance

In December 2004 and January 2005, the Company completed a private placement of $80.0 million in aggregate principal amount of 2.5% convertible subordinated debentures due January 15, 2025, of which $70.0 million in aggregate principal amount remained outstanding as of December 31, 2006 and none remained outstanding as of December 31, 2007 and March 31, 2008.

In March 2007, the Company consummated the Exchange Offer pursuant to which $67.5 million in principal amount of its convertible subordinated debentures were exchanged for (i) 439,784 shares of series C, (ii) 100,000 shares of series D convertible preferred stock, and (iii) $14.3 million in cash, which included accrued interest of $843,000. Additionally, the $2.5 million in principal amount of debentures that remained outstanding after the consummation of the Exchange Offer was repaid for $2.6 million (an amount equal to unpaid principal plus accrued interest). On June 11, 2007, the 439,784 shares of series C convertible preferred stock issued in connection with the exchange offer were converted into 84,010,232 shares of common stock. In addition, on May 24, 2007, the Company distributed to holders of its common stock additional warrants to purchase 29,417,546 shares of its common stock at an exercise price of $0.523 per share. The warrants are exercisable until December 31, 2009, unless sooner redeemed.

The Exchange Offer has been recorded pursuant to SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”. The difference between the amount of the face value of the debentures and the fair value of the assets given to the debenture holders in the Exchange Offer of $8.4 million was recorded as a gain on debt extinguishment in the first quarter of 2007. The fair value of the series C and the series D convertible preferred stock was estimated at $38.1 million and $7.5 million, respectively, with a significant amount of the value reflecting the value of the underlying common stock. The balance reflected for the series D convertible preferred stock is reduced by the attributable portion of the Exchange Offer expenses of $288,000 and the estimated value of the warrants to be issued to common shareholders of approximately $602,000. The Company estimated the fair value of the warrants using the Black-Scholes methodology. The liability was revalued at the date that the registration statement for the shares underlying the warrants was deemed effective, or June 25, 2007. The liability value was reduced by $1.4 million and was recorded as other income during the quarter ended June 30, 2007. The warrants were then reclassified from a liability to equity and, as such, the value is reflected in additional paid in capital.

Terms of Series C Preferred Stock. The 439,784 shares of series C convertible preferred stock were entitled to vote with the common stock on an as-converted basis and had certain class voting rights. The series C had an initial liquidation preference of $100 per share and was convertible into 191.02612 shares of common stock per share. All the series C convertible preferred stock was converted into 84,010,232 shares of common stock on June 11, 2007.

Terms of Series D Preferred Stock. The 100,000 shares of series D convertible preferred stock have no voting rights and no liquidation preference. The series D convertible preferred stock is convertible but may not convert into common stock if such conversion would result in beneficial ownership in excess of 9.9% of the Company’s voting capital stock for the converting holder. Accordingly, the Series D convertible preferred stock is classified as temporary equity on the balance sheet. The series D is convertible into 191.02612 shares of common stock per share, or a total of 19,102,612 shares as of March 31, 2008.

7. Significant Agreements

XTL Agreement

In January 2007, the Company entered into an agreement with XTL Biopharmaceuticals, Ltd. relating to its proprietary compound bicifadine. Under the agreement, the Company granted XTL the exclusive right to develop products incorporating bicifadine for the treatment of all human diseases, disorders and conditions, except for the treatment of symptoms in certain areas of women’s health. The Company received an up-front payment of $6.5 million, of which $5.0 million was paid to Wyeth as a result of the acceleration of a milestone payment.  XTL later made an additional $1.0 million payment to the Company in February 2007.

Milestone and Royalty Monetization

In May 2008, the Company sold to a private investor 24.62% of the next milestone due to the Company under the XTL Agreement in the amount of $6.5 million, as well as a fractional interest in future royalties otherwise payable to the Company, for $1.6 million. Under certain circumstances following the achievement of the $6.5 million milestone, the investor has the right to “put” the fractional royalty interest back to the Company for $1.6 million.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition together with our unaudited financial statements and related notes contained elsewhere in this report.

Liquidity/Going Concern

We estimate that we have cash and cash equivalents sufficient to fund our operations through the end of 2008 and perhaps as long as early 2009. There are a number of circumstances, however, which could result in our needing additional capital sooner than anticipated, such as unexpected costs associated with the Phase II clinical trial we are currently conducting in Eastern Europe. We intend to seek additional capital in 2008 through public or private financing or collaborative agreements but there is no assurance that financing will be obtained. These matters raise substantial doubt over our ability to continue as a going concern.

Executive Overview

We are a biopharmaceutical company focused on the development of novel drug candidates for disorders of the central nervous system. Since our inception, we have incurred significant operating losses and we expect to continue to incur significant operating losses for the foreseeable future. As of March 31, 2008, we had an accumulated deficit of $202.8 million. We have historically depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs.

We anticipate that our quarterly results of operations will fluctuate for several reasons, including the timing and extent of research and development efforts and, the timing of milestone payments, if any, under our sublicense agreements. In pursuing our strategy, we have entered into strategic collaboration and/or license agreements. We currently have such agreements with XTL, Blue Note, Wyeth and Neurocrine.

In January 2007, we granted XTL the exclusive right to develop products incorporating our proprietary compound bicifadine in return for the right to receive future milestone payments and royalties based on product development and future sales, if any. We received an up-front payment of $6.5 million, of which $5.0 million was due to Wyeth, from whom we licensed bicifadine.  In addition, we paid Elan $500,000 pursuant to a prior agreement with them. XTL later made an additional $1.0 million payment to us upon transfer to XTL of an existing IND and certain program documentation relating to bicifadine. As the up-front payment was not associated with continuing obligations from us, the payment was recorded as revenue in the first quarter of 2007.

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

 Exchange Offer

In March 2007, we consummated an exchange offer, or the “Exchange Offer”, pursuant to which $67.5 million in principal amount of DOV’s outstanding convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash, which included $843,000 of accrued interest. Additionally, the $2.5 million in principal amount of debentures that remained outstanding after the consummation of the Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). Please refer to Note 6 to our financial statements included under Part I, Item 1 of this Form 10-Q.

Stock-based Compensation

We account for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model, or BSM, to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on our historical volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenue. We had no revenue for the three months ended March 31, 2008. Our revenue for the first quarter of 2007 was comprised of the $7.5 million received from XTL pursuant to the licensing of bicifadine on January 15, 2007 and from reimbursement of certain costs incurred by us for services provided during the transition period following the consummation of the licensing transaction.

Research and Development Expense. Research and development expense decreased $5.0 million to $1.9 million for the first quarter of 2008 from $6.9 million for the comparable period in 2007. Approximately $4.1 million of the decrease related to decreased payroll and associated overhead expense. The first quarter of 2007 included non-cash stock compensation of $3.1 million related to the acceleration of certain stock options as a result of the change of control effected by the consummation of the Exchange Offer and $1.0 million of the decrease related to an overall reduction in personnel primarily due to the restructuring announced in January 2008. The remaining decrease in research and development expense was associated with decreased clinical development costs of $529,000 for bicifadine as XTL is now responsible for these costs and $558,000 for our preclinical programs, offset by an increase in expenses of $441,000 for DOV 21,947.

General and Administrative Expense. General and administrative expense decreased $2.7 million to $1.8 million for the first quarter of 2008 from $4.5 million for the comparable period in 2007. The decrease was primarily attributable to a decrease in payroll and related benefits as the first quarter of 2007 included non-cash stock compensation of $2.4 million related to the acceleration of certain stock options as a result of the change of control effected by the consummation of the Exchange Offer and the remainder related to an overall reduction in personnel.

License Expense. License expense for the first quarter of 2007 was comprised of the $5.0 million paid to Wyeth and $500,000 paid to Elan in connection with the licensing of certain rights to bicifadine to XTL in January 2007. As these milestone payments were prior to FDA approval, the entire amount was expensed in the first quarter of 2007.

Interest Income. Interest income decreased $437,000 to $76,000 in the first quarter of 2008 from $513,000 in the comparable period in 2007 due to lower average cash balances and a lower effective interest rate yield.

Interest Expense. Interest expense decreased $91,000 to $0 from $91,000 in the comparable period in 2007 primarily due to the completion of the Exchange Offer which reduced our outstanding debentures to zero. Please refer to Note 6 of our financial statements included under Part I, Item 1of this Form 10-Q.

Gain on Extinguishment of Convertible Debentures. In March 2007, we consummated the Exchange Offer. The exchange transaction falls under the guidance of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The difference between the amount of the face value of the debentures and the fair value of the assets given up in the exchange of $8.4 million was recorded as a gain on debt extinguishment in the first quarter of 2007. Please refer to Note 6 to our financial statements included under Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

At March 31, 2008, our cash and cash equivalents and marketable securities totaled $7.1 million as compared with $9.2 million at December 31, 2007. Although we estimate that we have remaining capital to fund operations through 2008 and perhaps as long as early 2009, we will continue to have capital needs. There are a number of circumstances, however, which could result in our needing additional capital sooner than anticipated, such as unexpected costs associated with the Phase II clinical trial we are currently conducting in Eastern Europe. We intend to seek additional capital in 2008 through public or private financing or collaborative agreements however there is no assurance that financing will be obtained. These matters raise substantial doubt over our ability to continue as a going concern.

Net cash used in operations during the quarter ended March 31, 2008 amounted to $6.7 million as compared to $3.1 million in the same period of 2007. The increase in cash used in operations is primarily related to the fact that the 2007 period included revenue from our sublicense deal with XTL and the remainder is due to prepayment of rent expense. In February 2008, we renegotiated our facility lease by reducing the term to January 2009. In exchange, we agreed to release to the landlord the $4.2 million restricted cash previously held as collateral for the lease and utilized a portion of this amount to prepay rent. Net non-cash expense related to stock-based compensation and depreciation and amortization expenses was $313,000 in the three months ended March 31, 2008 and $5.9 million in the comparable period in 2007.

Net cash provided by investing activities during the quarter ended March 31, 2008 was $4.6 million as compared to $7.9 million used in investing activities during the same period in 2007. This fluctuation resulted primarily from the timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings and the release of the restricted cash in connection with our lease amendment. In February 2006, we committed to a ten-year operating lease for a 133,686 square foot facility in Somerset, New Jersey which has served as our corporate headquarters and principal place of business since June 2006. In connection with this lease, we restricted $4.2 million to serve as collateral for our performance under the lease. Effective February 25, 2008, we entered into an amendment to this lease and in connection with this amendment we released the $4.2 million restricted cash.

Net cash used in financing activities during the quarter ended March 31, 2008 was $0 as compared to $17.8 million in the comparable period in 2007. In March 2007, we consummated the Exchange Offer pursuant to which $67.5 million in principal amount of our convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash, which included $843,000 of accrued interest which is not classified as a financing activity. Additionally, the $2.5 million in principal amount of Debentures that remained outstanding after the consummation of the Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). The Company incurred approximately $1.8 million for costs related to the Exchange Offer.

Factors That May Affect Future Financial Condition and Liquidity

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital requirements through the end of 2008 and perhaps as long as early 2009. Our future capital uses and requirements depend on numerous factors, including:

•	our progress with research and development;
•	our ability to maintain and establish, and the scope of, collaborations that finance research and development on our clinical candidates;
•	the progress and success of clinical trials and preclinical studies of our product candidates;
•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights; and
•	the costs and timing of regulatory approvals.

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

To meet future capital requirements, we will need to raise additional funds through equity or debt financings, collaborative agreements with corporate partners or from other sources. If adequate funds are not available, or not available on an acceptable basis, we will be required to curtail or delay significantly our remaining product development programs. In addition, future milestone payments under some of our collaborative or license agreements are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaborative or license agreement. Milestone performance criteria are specific to each agreement and based upon future performance. Therefore, we are subject to significant variation in the timing and amount of our revenues, milestone expenses and results of operations from period to period.

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to March 31, 2008, are as follows:

	Payments Due by Period
	Less than 1 Year	1- 3 Years	3- 5 Years	More Than 5 Years	Total

Operating leases(1)	$889,776	$1,728	$—	$—	$891,504
Other contractual liabilities(2)	112,912	—	—	—	112,912
Total	$1,002,688	$1,728	$—	$—	$1,004,416

(1) In February 2008, we renegotiated our facility lease included in the operating lease line by reducing the term to January 2009 as well as the monthly rent payments. In exchange, we agreed to release to the landlord the $4.2 million letter of credit previously held as collateral for the lease. Thus the remaining lease payments due under the amended lease as of March 31, 2008 total $867,000.

(2) The table excludes legal expenses to be reimbursed on behalf of a board member related to an inquiry by regulatory authorities into trading in our common stock in April 2006. While the board of directors has granted contractual indemnification, the amounts are neither certain nor quantifiable at this time.

The table also excludes any severance or termination payments that would be due to certain of our employees under their employment contracts should they be terminated without cause or terminate following a change of control, as these terms are defined in each such employee’s agreement, prior to the expiration of each employee’s contract term because the amounts are not determinable at this time. As of March 31, 2008, the maximum aggregate amount of severance or termination payments that may be payable under these employment agreements is $2.2 million. Our employment agreements with our current and former executive officers are on file with the SEC and available at www.sec.gov.

The table above also excludes future milestones and royalties (as summarized in the table below) that may be owed to Wyeth, Elan and Biovail, under terms of existing agreements as payments are contingent upon future events. The table does not reflect the amounts that may be received from our collaborative partners with respect to these payments. We do not expect to pay any royalties or milestones under these agreements in 2008.

	Milestone Payments
	NDA Filing	NDA Approval or Marketing Authorization	Upon License or Introduction to Market	Royalty/Payments on Net Sales, if Any
Bicifadine	—	$4,500,000	$500,000	10.0%
DOV 21,947(1)	—	$2,250,000	—	—
DOV 102,677(1)	—	$2,250,000	—	—
DOV 216,303(1)	—	$4,500,000	—	3.5%
DOV Diltiazem	—	$3,000,000	—	Up to $7.5 million
Ocinaplon	$2,500,000	$4,500,000	$2,000,000	3.5%

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

Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us was as of the beginning of fiscal 2008. The adoption of this Statement did not have a material impact on the company's financial position or results of operations.

 In June 2007, the FASB ratified EITF 07-03, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities", which requires nonrefundable advance payments for future research and development activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. Earlier application is not permitted. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 07-1 did not have a material impact on our financial position or results of operations.

In September 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-1 "Accounting for Collaborative Agreements", ("EITF 07-1"). EITF 07-1 defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-1 provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company's collaborative arrangements. EITF 07-1 is effective for us as of January 1, 2009. The adoption of EITF 07-1 is not expected to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. SFAS 141(R) is effective for the Company as of January 1, 2009. SFAS 141(R) will only have an impact on our financial position or results of operations if we enter into a business combination.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51", ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 also requires a new presentation on the face of the consolidated financial statements to separately report the amounts attributable to controlling and non-controlling interests. SFAS 160 is effective for the Company as of January 1, 2009. Management is currently evaluating the impact of adopting this Statement, but we do not expect it to have a material impact on our financial position or results of operations.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows.  To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes.  SFAS 161 is effective for us on January 1, 2009.  We are in the process of evaluating the new disclosure requirements under SFAS 161.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

To date, we have invested our cash balances with substantial financial institutions. In the future, the primary objective of our investment activities will be to maximize the income we receive from our investments consistent with preservation of principal and minimum risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations. Due to the short holding period of these types of investments, we have concluded that at the present time we do not have a material financial market risk exposure.

ITEM 4T. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Management has used the framework set forth in Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company's internal control over financial reporting. This evaluation was carried out by management as of March 31, 2008, under the supervision and with the participation of our chief executive officer. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective.

There was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time we may become involved in litigation incidental to the conduct of our business. We are not currently a party to any material legal proceedings.

ITEM 1A. Risk Factors

The nature of our business, particularly when combined with our extremely limited financial resources, subjects us to a number of significant risks which affect our ability to execute our business strategy and build our business. Some of the most significant challenges we presently face include the following:

•	our need to raise substantial additional capital in order to fund operations;

•	our need to seek and evaluate strategic alternatives, including with respect to collaborations and partnerships for certain of our development programs and product candidates;

•	the need to obtain and maintain all necessary patents, licenses and other intellectual property rights;

•	the need to demonstrate the safety and efficacy of product candidates at each stage of development;

•	our need to meet our development schedule for our product candidates, including with respect to drug supply and clinical trial initiation, enrollment and completion;

•	the need to meet applicable regulatory standards and receive required regulatory approvals on our strategic partners’ anticipated time schedules or at all;

•	our need to meet our obligations to our strategic partners so we can receive payment of milestones and royalties, if any, under our agreements with them; and

•	our need to seek and evaluate strategic alternatives, including with respect to collaborations and partnerships for certain of our development programs and product candidates.

If we are unable to successfully deal with these and other challenges, for example if we fail to identify additional sources of capital in the very near term, our business, results of operations and financial condition would be harmed and the market value of our common stock would likely decline even further. You should refer to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, for a more detailed discussion of some of the challenges and the associated risks we face.

ITEM 6. Exhibits

(a)	Exhibits.

The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit No.
10.60	2007 Stock Award and Incentive Plan
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

DOV PHARMACEUTICAL, INC.

Date: May 15, 2008	By:	/s/ Barbara Duncan
Name: Barbara Duncan Title: Chief Executive Officer and Principal Financial Officer

DOV PHARMACEUTICAL, INC.

Date: May 15, 2008	By:	/s/ WILLIAM C. KALTNECKER
Name: William C. Kaltnecker Title: Chief Accounting Officer and Controller