Form 10-Q
period 2008-06-30
DOV PHARMACEUTICAL INC
filed 2008-08-13
CIK 1066833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On August 9, 2008, there were outstanding 111,353,889 shares of the registrant’s common stock, par value $0.0001 per share.

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended June 30, 2008

Special Note Regarding Forward-Looking Statements

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, including statements regarding our expectations with respect to the progress of and level of expenses for our clinical trial programs. You can also identify forward-looking statements by the following words: may, will, should, expect, intend, plan, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors about which we cannot be certain or even relatively confident. Actual results or events will surely differ and may differ materially from the forward-looking statements contained herein as a result of many factors, some of which we may not be able to predict or may not be within our control. Some of the most significant challenges we presently face include the following:

●	our need to raise substantial additional capital in order to fund operations;

●	our need to seek and evaluate strategic alternatives, including with respect to collaborations and partnerships for certain of our development programs and product candidates;

●	the need to obtain, maintain and protect all necessary patents, licenses and other intellectual property rights;

●	the need to demonstrate the safety and efficacy of product candidates at each stage of development;

●	our need to meet our development schedule for our product candidates, including with respect to drug supply and clinical trial initiation, enrollment and completion;

●	the need to meet applicable regulatory standards and receive required regulatory approvals on a timely basis or at all; and

●	our need to fulfill our obligations to our strategic partners so we can receive timely payment of milestones and royalties, if any, under our agreements with them.

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

PART I – FINANCIAL INFORMATION

ITEM I. Financial Statements

DOV PHARMACEUTICAL, INC.
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(1)
Assets
Cash and cash equivalents	$6,230,720	$9,236,449
Marketable securities—short-term	—	400,000
Prepaid rent	1,028,839	237,404
Prepaid expenses and other current assets	778,081	545,542
Total current assets	8,037,640	10,419,395
Restricted cash—long-term	—	4,211,109
Property and equipment, net	522,521	899,960
Total assets	$8,560,161	$15,530,464

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$427,276	$576,145
Accrued expenses	1,366,050	1,171,805
Deferred credit – current	—	257,313
Total current liabilities	1,793,326	2,005,263
Deferred credits – non-current	—	2,101,419
Series D convertible preferred stock, $1.00 par value, 560,000 authorized shares, 100,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	6,326,980	6,326,980
Commitments and contingencies
Stockholders’ equity:
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, 0 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.0001 par value, 260,000,000 shares authorized, 110,753,889 issued at June 30, 2008 and December 31, 2007	11,075	11,075
Treasury stock, at cost; 31,450 common shares at June 30, 2008 and December 31, 2007	(66,985)	(66,985)
Additional paid-in capital	205,216,046	204,367,735
Accumulated deficit	(204,720,281)	(199,215,023)
Total stockholders’ equity	439,855	5,096,802
Total liabilities and stockholders’ equity	$8,560,161	$15,530,464

(1) Derived from the Company’s audited financial statements for the year ended December 31, 2007.

The accompanying notes are an integral part of these condensed financial statements.

DOV PHARMACEUTICAL, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Revenue	$1,600,000	$288,284	$1,600,000	$8,255,998
Operating expenses:
Research and development expense	1,621,100	2,467,697	3,508,191	9,326,841
General and administrative expense	1,920,897	1,830,113	3,682,014	6,343,739
License expense	—	—	—	5,500,000

Loss from operations	(1,941,997)	(4,009,526)	(5,590,205)	(12,914,582)
Interest income	28,578	261,912	104,545	774,876
Interest expense	—	—	—	(90,924)
Gain on revaluation of warrants	—	1,350,000	—	1,350,000
Gain on extinguishment of convertible debentures	—	—	—	8,390,182
Other income (expense), net	(25,052)	(3,211)	(19,598)	7,247
Net loss	$(1,938,471)	$(2,400,825)	$(5,505,258)	$(2,483,201)

Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.05)	$(0.07)

Weighted average shares used in computing basic and diluted net loss per share	110,753,889	44,284,255	110,753,889	35,534,473

The accompanying notes are an integral part of these condensed financial statements.

DOV PHARMACEUTICAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited)

Cash flows from operating activities
Net loss	$(5,505,258)	$(2,483,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	(8,390,182)
Gain on warrant revaluation	—	(1,350,000)
Non-cash amortization of premium paid on marketable securities	—	(31,169)
Depreciation	377,439	164,933
Amortization of deferred credits	—	(58,471)
Non-cash compensation charges	848,311	5,906,593
Changes in operating assets and liabilities:
Prepaid rent and deferred credits	(3,387,571)	—
Prepaid expenses and other current assets	4,865	1,063,046
Accounts payable	(148,869)	(1,464,276)
Accrued expenses	194,245	(3,159,066)
Net cash used in operating activities	(7,616,838)	(9,801,793)
Cash flows from investing activities
Purchases of marketable securities	—	(40,929,695)
Sales of marketable securities	400,000	38,769,361
Release of restricted cash for property lease	4,211,109	—
Net cash (used in)/provided by investing activities	4,611,109	(2,160,334)
Cash flows from financing activities
Redemption of convertible debentures	—	(17,779,458)
Net cash used in financing activities	—	(17,779,458)
Net decrease in cash and cash equivalents	(3,005,729)	(29,741,585)
Cash and cash equivalents, beginning of period	9,236,449	35,088,467

Cash and cash equivalents, end of period	$6,230,720	$5,346,882

NON-CASH FINANCING ACTIVITIES

On March 15, 2007 the Company exchanged $67.5 million in principal amount of its 2.5% convertible subordinated debentures for (i) 439,784 shares of its series C convertible preferred stock with an estimated value at the time of $38.1 million, (ii) 100,000 shares of series D convertible preferred stock with an estimated value at the time of $7.5 million, and (iii) cash of $13.5 million. In addition, the Company issued warrants to purchase up to 30,000,000 shares of common stock at a price of $0.53 per share, having an estimated valued at the time of $4.6 million, to the holders of its common stock. All shares of the series C convertible preferred stock issued in connection with the 2007 Exchange Offer were converted into a total of 84,010,232 shares of common stock on June 11, 2007.

The accompanying notes are an integral part of these condensed financial statements.

DOV PHARMACEUTICAL, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. The Company

Organization

DOV Pharmaceutical, Inc. (“DOV” or the “Company”) was incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000.

DOV is a biopharmaceutical company focused on the discovery, in-licensing and development of novel drug candidates for central nervous system disorders. The Company has product candidates in various stages of clinical development. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the United States but conducts clinical studies outside of the United States from time to time.

2. Liquidity/Going Concern

The Company estimates that it has sufficient cash and cash equivalents to fund operations through December 2008. There are a number of circumstances, however, which could result in the Company needing additional capital even sooner than anticipated, such as unexpected costs associated with a Phase II clinical trial that is currently being conducted in Eastern Europe and the United States. While the Company intends to continue to actively seek additional capital in 2008 through public or private financing or collaborative agreements, , there is no assurance that such financing will be obtained on acceptable terms, if at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that can affect the reported amounts of assets, liabilities, revenues, earnings, financial position and various disclosures. Significant estimates have included the value of convertible preferred stock and warrants issued in the Company’s 2007 Exchange Offer as described elsewhere herein, the value of investments, the valuation allowance recorded for deferred tax assets and the development period for the Company’s products. Actual results could differ from these estimates and the differences could be material.

Prepaid Rent and Deferred Credit

In February 2008, the Company renegotiated its lease on its operating facility by reducing the monthly amounts payable as well as accelerating the expiration of the term from June 2016 to January 2009. In exchange, the Company agreed to release to the landlord the $4.2 million restricted cash previously held as collateral for the lease. Deferred credits include the tenant allowance received from DOV’s landlord and the straight-lining of future rent escalations under the operating lease agreement. Both of these items were being amortized over the life of the lease. This transaction resulted in the offset of the deferred credits and the establishment of a net prepaid rent of $1.7 million which will be amortized through the remaining lease life, or January 2009. In addition, remaining balances of leasehold improvements will be amortized over the revised remaining lease life. The balance of prepaid rent at June 30, 2008 was approximately $1 million.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company has excluded the shares issuable on conversion of its series D convertible preferred stock, outstanding options, warrants and restricted stock units to purchase common stock from the calculation of diluted net loss per share, as such securities are anti-dilutive as indicated in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net loss	$(1,938,471)	$(2,400,825)	$(5,505,258)	$(2,483,201)
Basic and diluted:
Weighted –average shares used in computing basic and diluted net loss per share	110,753,889	44,284,255	110,753,889	35,534,473
Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.05)	$(0.07)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Series D convertible preferred stock	19,102,612	19,102,612	19,102,612	19,102,612
Options	9,745,715	4,123,928	9,745,715	4,123,928
Warrants	29,792,842	29,792,842	29,792,842	29,792,842
Restricted stock units	1,902,000	—	1,902,000	—
	60,543,169	53,019,382	60,543,169	53,019,382

Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net loss	$(1,938,471)	$(2,400,825)	$(5,505,258)	$(2,483,201)
Net unrealized gains on marketable securities and investments	—	960	—	5,170
Comprehensive loss	$(1,938,471)	$(2,399,865)	$(5,505,258)	$(2,478,031)

Concentration of Credit Risk

Cash and cash equivalents are deposited with financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $519,000 of the Company's cash balance was uninsured at June 30, 2008.

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

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding recent accounting pronouncements.

Income Taxes

In July 2006, the FASB issued FASB Interpretation No.48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practices associated with certain aspects of recognition and measurement related to accounting for income taxes. The Company adopted the provisions of FIN 48 as of January 1, 2007, and has analyzed its filing positions in all open tax years in jurisdictions where it may be obligated to file returns. The Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined. The Company believes that its income tax filing position and deductions would be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 30, 2008. As of January 1, 2007 the Company had no unrecognized tax benefit and there was no significant change during the three and six month periods ended June 30, 2008. In addition, future changes in unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.

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

2007 Stock Award and Incentive Plan

The Company’s board of directors adopted the Company’s 2007 Stock Award and Incentive Plan (“the 2007 Plan”) on June 15, 2007. The 2007 Plan was subsequently approved by the Company’s stockholders on July 30, 2007. The 2007 Plan replaced the 2000 Plan and is administered by the compensation committee of the board of directors. The 2007 Plan authorizes a broad range of awards giving greater flexibility to implement equity awards. The remaining available shares under the 2000 Plan are available under the 2007 Plan as well as shares covered by any forfeited awards under the 2000 Plan. The 2007 Plan also includes an “evergreen” provision, which provides for automatic annual increases in the number of shares reserved under the 2007 plan equal to 3.5% of the total outstanding common stock of the Company at the end of each fiscal year, plus 3.5% of any increase in the number of outstanding shares of common stock during the year, provided that these increases may not add shares to the extent that the aggregate added under the evergreen provision would exceed 20% of the then outstanding class of common stock. On May 16, 2008 the Company modified, by changing the vesting period and exercise price, approximately 7.4 million previously granted options, canceled approximately 6.0 million options and granted additional options. The Company recognized $511,000 non-cash compensation expense for the options that were cancelled during the three and six months ended June 30, 2008. In addition, the modification to outstanding options during the three and six months ended June 30, 2008 resulted in an unrecognized incremental compensation cost of $14,000 which will be recognized over the modified vesting period. The weighted average fair value of options granted during the three and six months ended June 30, 2008 was $0.04 per option. As of June 30, 2008, there were approximately 10.5 million shares available for issuance under the 2007 Plan.

	Options	Weighted Average Options Exercise Price	Aggregate Intrinsic Value (millions)
Options Outstanding, December 31, 2007	15,162,471	$2.06
Granted	1,864,500.04
Exercised	—	—
Forfeited/Cancelled	7,281,256	3.63
Options Outstanding, June 30, 2008	9,745,715	0.51	—
Options Exercisable, June 30, 2008	436,200	9.24	—

The total intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money as of June 30, 2008. The following is a summary of outstanding stock options at June 30, 2008:

	Options Outstanding as of June 30, 2008			Options Exercisable as of June 30, 2008
	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

Price range $0.04 - $0.10	9.2 years	7,209,515	$0.06		—	—
Price range $0.11 - $0.20	9.1 years	1,050,000	$0.20		—	—
Price range $0.21 - $0.30	9.1 years	1,050,000	$0.25		—	—
Price range $0.31 - $13.49	4.7 years	436,200	$9.24	4.7 years	436,200	9.24
		9,745,715			436,200

At June 30, 2008 the Company had approximately $677,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of six months.

RSU activity was as follows:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2007	920,000	$0.20
Granted	1,166,500	0.04
Exercised	—	—
Forfeited	184,500	0.19
RSUs Outstanding, June 30, 2008	1,902,000	0.10
RSUs Exercisable, June 30, 2008	—	—

At June 30, 2008 the Company had approximately $66,000 of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs that will be recognized over the weighted average period of thirteen months.

5. Research and Development Expense

Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead.

The following represents a detail of amounts included in research and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Payroll related and associated overhead	$943,083	$1,440,536	$1,733,935	$6,551,425
Clinical and preclinical development costs and manufacturing supplies	553,277	884,238	1,439,714	2,478,072
Professional fees	124,740	142,923	334,542	297,344
Total research and development expense	$1,621,100	$2,467,697	$3,508,191	$9,326,841

6. Convertible Subordinated Debentures and Equity Issuance

In December 2004 and January 2005, the Company completed a private placement of $80.0 million in aggregate principal amount of 2.5% convertible subordinated debentures due January 15, 2025, of which $70.0 million in aggregate principal amount remained outstanding as of December 31, 2006 and none remained outstanding as of December 31, 2007 and June 30, 2008.

In March 2007, the Company consummated the 2007 Exchange Offer pursuant to which $67.5 million in principal amount of its convertible subordinated debentures were exchanged for (i) 439,784 shares of series C, (ii) 100,000 shares of series D convertible preferred stock, and (iii) $14.3 million in cash, which included accrued interest of $843,000. Additionally, the $2.5 million in principal amount of debentures that remained outstanding after the consummation of the 2007 Exchange Offer was repaid for $2.6 million (an amount equal to unpaid principal plus accrued interest). On June 11, 2007, the 439,784 shares of series C convertible preferred stock issued in connection with the exchange offer were converted into 84,010,232 shares of common stock. In addition, on May 24, 2007, the Company distributed to holders of its common stock additional warrants to purchase 29,417,546 shares of its common stock at an exercise price of $0.523 per share. The warrants are exercisable until December 31, 2009, unless sooner redeemed.

The 2007 Exchange Offer has been recorded pursuant to SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”. The difference between the amount of the face value of the debentures and the fair value of the assets given to the debenture holders in the 2007 Exchange Offer of $8.4 million was recorded as a gain on debt extinguishment in the first quarter of 2007. The fair value of the series C and the series D convertible preferred stock was estimated at $38.1 million and $7.5 million, respectively, with a significant amount of the value reflecting the value of the underlying common stock. The balance reflected for the series D convertible preferred stock is reduced by the attributable portion of the 2007 Exchange Offer expenses of $288,000 and the estimated value of the warrants to be issued to common shareholders of approximately $602,000. The Company estimated the fair value of the warrants using the Black-Scholes methodology. The liability was revalued at the date that the registration statement for the shares underlying the warrants was deemed effective, or June 25, 2007. The liability value was reduced by $1.4 million and was recorded as other income during the quarter ended June 30, 2007. The warrants were then reclassified from a liability to equity and, as such, the value is reflected in additional paid in capital.

Terms of Series D Preferred Stock. The 100,000 shares of series D convertible preferred stock have no voting rights and no liquidation preference. The series D convertible preferred stock is convertible but may not convert into common stock if such conversion would result in beneficial ownership in excess of 9.9% of the Company’s voting capital stock for the converting holder. Accordingly, the Series D convertible preferred stock is classified as temporary equity on the balance sheet. The series D is convertible into 191.02612 shares of common stock per share, or a total of 19,102,612 shares as of June 30, 2008.

8. Significant Agreements

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

Milestone and Royalty Monetization

In May 2008, the Company sold to a private investor the right to receive $1.6 million, or 24.62%, of a $6.5 million contingent milestone payment that may become due to the Company under the XTL Agreement. The milestone may be payable perhaps as early as the fourth quarter of 2008, although there can be no assurance that the milestone payment will be payable in 2008, if ever. In the same transaction, the Company also sold a fractional interest in future royalties otherwise payable to the Company. The Company received a non-refundable $1.6 million payment upon closing of the transaction which has been recorded as revenue in the second quarter of 2008 as the transaction qualifies as a sale as there are no further obligations of the Company pertaining to this payment. Under certain circumstances if and when the $6.5 million milestone becomes payable, the investor has the right, among other options, to “put” the fractional royalty interest back to the Company for $1.6 million. Since the receipt of the milestone and the investor’s put right are both contingent on separate events, the Company will not recognize this liability until and unless the milestone is received and the investor exercises the put right.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition together with our unaudited financial statements and related notes contained elsewhere in this report.

Liquidity/Going Concern

We estimate that we have cash and cash equivalents sufficient to fund our operations through December 2008. There are a number of circumstances, however, which could result in our needing additional capital even sooner than anticipated, such as unexpected costs associated with the Phase II clinical trial we are currently conducting in Eastern Europe and the United States. Based upon projected enrollment rates, this trial was expected to be completed as early as the fourth quarter of 2008. However, as the actual enrollment rate has been lower than anticipated, we now expect this trial will be completed in the second half of 2009. This delay will add additional costs to the trial that will require financing for completion.We intend to continue to actively seek additional capital in 2008 through public or private financing or collaborative agreements but there is no assurance that financing will be obtained on acceptable terms, if at all. These matters raise substantial doubt about our ability to continue as a going concern.

Executive Overview

We are a biopharmaceutical company focused on the development of novel drug candidates for disorders of the central nervous system. Since our inception, we have incurred significant operating losses and we expect to continue to incur significant operating losses for the foreseeable future. As of June 30, 2008, we had an accumulated deficit of $204.7 million. We have historically depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs.

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

In January 2007, we granted XTL the exclusive right to develop products incorporating our proprietary compound bicifadine in return for the right to receive future milestone payments and royalties based on product development and future sales, if any. We received an up-front payment of $6.5 million, of which $5.0 million was paid to Wyeth, from whom we licensed bicifadine.  In addition, we paid Elan $500,000 pursuant to a prior agreement with them. XTL later made an additional $1.0 million payment to us upon transfer to XTL of an existing IND and certain program documentation relating to bicifadine. As the up-front payment was not associated with continuing obligations from us, the payment was recorded as revenue in the first quarter of 2007.  In May 2008, we sold to a private investor the right to receive $1.6 million, or 24.62%, of a $6.5 million contingent milestone payment that may become due to DOV under the XTL Agreement. In the same transaction, we also sold a fractional interest in future royalties otherwise payable to us. We received a non-refundable $1.6 million payment upon closing of the transaction which has been recorded as revenue in the second quarter of 2008 as the transaction qualifies as a sale as there are no further obligations of DOV pertaining to this payment. Under certain circumstances if and when the $6.5 million milestone becomes payable, the investor has the right, among other options, to “put” the fractional royalty interest back to us for $1.6 million. Since the receipt of the milestone and the investor’s put right are both contingent on separate events, we will not recognize this liability until and unless the milestone is received and the investor exercises the put right.

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

 Exchange Offer

In March 2007, we consummated an exchange offer, or the “2007 Exchange Offer”, pursuant to which $67.5 million in principal amount of DOV’s outstanding convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash, which included $843,000 of accrued interest. Additionally, the $2.5 million in principal amount of debentures that remained outstanding after the consummation of the 2007 Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). Please refer to Note 6 to our financial statements included under Part I, Item 1 of this Form 10-Q.

Stock-based Compensation

We account for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model, or BSM, to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on our historical volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards and historical experience. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The 2007 Exchange Offer effected a technical change of control and, as a result, pursuant to the 2000 Plan all outstanding options issued prior to January 2007 and restricted stock awards were immediately accelerated. Thus the Company recognized a non-cash compensation charge in the first quarter of 2007 of approximately $5.9 million.

 Results of Operations

Three Months Ended June 30, 2008 and 2007

Revenue. Revenue was $1.6 million and $288,000 for the three months ended June 30, 2008 and 2007, respectively. In May 2008, we sold to a private investor the right to receive $1.6 million, or 24.62%, of a $6.5 million contingent milestone payment that may become due to DOV under the XTL Agreement. In the same transaction, we also sold a fractional interest in future royalties otherwise payable to us. We received a non-refundable $1.6 million payment upon closing of the transaction which has been recorded as revenue in the second quarter of 2008 as the transaction qualifies as a sale as there are no further obligations of DOV pertaining to this payment. Under certain circumstances if and when the $6.5 million milestone becomes payable, the investor has the right, among other options, to “put” the fractional royalty interest back to us for $1.6 million. Since the receipt of the milestone and the investor’s put right are both contingent on separate events, we will not recognize this liability until and unless the milestone is received and the investor exercises the put right. Our revenue for the three months ended June 30, 2007 was comprised solely of reimbursement of certain costs incurred by us for services provided to our partner XTL.

Research and Development Expense. Research and development expense decreased $847,000 to $1.6 million for the second quarter of 2008 from $2.5 million for the comparable period in 2007. Approximately $497,000 of the decrease related to decreased payroll and associated overhead expense $600,000 of direct costs for our preclinical programs due primarily to the restructuring we announced in January 2008 as well as decreased clinical development costs of $76,000 for bicifadine as XTL is now responsible for these costs. These decreases were offset by an increase in expenses of $344,000 for DOV 21,947 as we progressed our Phase II clinical trial.

General and Administrative Expense. General and administrative expense increased $91,000 to $1.9 million for the second quarter of 2008 from $1.8 million for the comparable period in 2007. The increase is primarily attributable to an increase in non-cash compensation expense of $358,000, increased depreciation expense of $57,000 and increased rent expense of $134,000. These increases were offset by decreased payroll and payroll related expenses of $226,000, lower office and office related expenses of $184,000 due to the restructuring we announced in January 2008 and decreased professional fees of $50,000.

Interest Income. Interest income decreased $233,000 to $29,000 in the second quarter of 2008 from $262,000 in the comparable period in 2007 primarily due to lower average cash balances, offset by higher effective interest rate yield.

Gain on Revaluation of Warrants. At March 31, 2007 we estimated the fair value of the warrants to be distributed to common stockholders pursuant to the 2007 Exchange Offer at $4.6 million using a Black-Scholes methodology. The liability was revalued at the date the registration statement for the shares underlying the warrants was deemed effective on June 25, 2007. The liability value was reduced by $1.4 million and was recorded as other income during the quarter ended June 30, 2007. The warrants were then reclassified from a liability to equity and, as such, no further revaluation is required. Please refer to Note 6 of our financial statements included under Part I, Item 1 of this Form 10-Q.

Six Months Ended June 30, 2008 and 2007

Revenue. Our revenue for the six months ended June 30, 2008 is comprised of the $1.6 million received from an investor upon the closing of the bicifadine milestone and royalty monetization described above. Our revenue for the six months ended June 30, 2007 is comprised of the $7.5 million received from XTL pursuant to the licensing of bicifadine on January 15, 2007 and from reimbursement of certain costs incurred by us for services provided during the transition period following the consummation of the licensing transaction.

Research and Development Expense. Research and development expense decreased $5.8 million to $3.5 million for the six months ended June 30, 2008, from $9.3 million for the comparable period in 2007. Approximately $4.8 million of the decrease related to decreased payroll and associated overhead expense. The first quarter of 2007 included non-cash stock compensation of $3.1 million related to the acceleration of certain stock options as a result of the change of control effected by the consummation of the 2007 Exchange Offer. The remaining decrease in research and development expense was associated with decreased payroll and associated overhead expense of $1.7 million, and $1.2 million for our preclinical programs primarily due to the restructuring we announced in January 2008 and decreased clinical development costs of $604,000 for bicifadine as XTL is now responsible for these costs. These decreases were offset by an increase in expenses of $784,000 for DOV 21,947 as we progressed our Phase II clinical trial.

General and Administrative Expense. General and administrative expense decreased $2.6 million to $3.7 million for the six months ended June 30, 2008, from $6.3 million for the comparable period in 2007. The decrease was primarily attributable to a decrease in payroll and related benefits as the first quarter of 2007 included non-cash stock compensation of $2.4 million related to the acceleration of certain stock options as a result of the change of control effected by the consummation of the 2007 Exchange Offer and the remainder related to an overall reduction in personnel.

License Expense. License expense for the first quarter of 2007 was comprised of the $5.0 million paid to Wyeth and $500,000 paid to Elan in connection with the licensing of certain rights to bicifadine to XTL in January 2007. As these milestone payments were prior to FDA approval, the entire amount was expensed in the first quarter of 2007.

Interest Income. Interest income decreased $670,000 to $105,000 in the six months ended June 30, 2008 from $775,000 in the comparable period in 2007 primarily due to lower average cash balances and lower effective interest rate yield.

Interest Expense. Interest expense decreased $91,000 to $0 from $91,000 in the comparable period in 2007 primarily due to the completion of the 2007 Exchange Offer which reduced our outstanding debentures to zero. Please refer to Note 6 of our financial statements included under Part I, Item 1of this Form 10-Q.

Gain on Revaluation of Warrants. At March 31, 2007 we estimated the fair value of the warrants to be distributed to common stockholders pursuant to the 2007 Exchange Offer at $4.6 million using a Black-Scholes methodology. The liability was revalued at the date the registration statement for the shares underlying the warrants was deemed effective on June 25, 2007. The liability value was reduced by $1.4 million and was recorded as other income during the six months ended June 30, 2007. The warrants were then reclassified from a liability to equity and, as such, no further revaluation is required. Please refer to Note 6 of our financial statements included under Part I, Item 1 of this Form 10-Q.

Gain on Extinguishment of Convertible Debentures. In March 2007, we consummated the 2007 Exchange Offer. The exchange transaction falls under the guidance of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. The difference between the amount of the face value of the debentures and the fair value of the assets given up in the exchange of $8.4 million was recorded as a gain on debt extinguishment in the first quarter of 2007. Please refer to Note 6 to our financial statements included under Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

At June 30, 2008, our cash and cash equivalents and marketable securities totaled $6.2 million as compared with $9.6 million at December 31, 2007. Although we estimate that we have capital to fund operations through the end of 2008, we will continue to have capital needs. There are a number of circumstances, however, which could result in our needing additional capital even sooner than anticipated, such as unexpected costs associated with the Phase II clinical trial we are currently conducting in Eastern Europe and the United States. We intend to continue to actively seek additional capital in 2008 through public or private financing or collaborative agreements however there is no assurance that such financing will be obtained. These matters raise substantial doubt about our ability to continue as a going concern.

Net cash used in operations during the six months ended June 30, 2008 amounted to $7.6 million as compared to $9.8 million in the same period of 2007. The decrease in cash used in operations was primarily related to the restructuring of our operations in January 2008 to reduce headcount and spending on research projects. This reduction was offset by the restructuring of our facility lease. In February 2008, we renegotiated our facility lease by reducing the monthly rent payment and accelerating the termination of the lease from June 2016 to January 2009. In exchange, we agreed to release to the landlord the $4.2 million restricted cash previously held as collateral for the lease and utilized a portion of this amount to prepay rent. Net non-cash expense related to stock-based compensation and depreciation and amortization expenses was $1.2 million in the six months ended June 30, 2008 and $6.0 million in the comparable period in 2007.

Net cash provided by investing activities during the six months ended June 30, 2008 was $4.6 million as compared to $2.2 million used in investing activities during the same period in 2007. This fluctuation resulted primarily from the timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings and the release of the restricted cash in connection with our lease amendment. In February 2006, we committed to a ten-year operating lease for a 133,686 square foot facility in Somerset, New Jersey which has served as our corporate headquarters and principal place of business since June 2006. In connection with this lease, we restricted $4.2 million to serve as collateral for our performance under the lease. Effective February 25, 2008, we entered into an amendment to this lease and in connection with this amendment we released the $4.2 million restricted cash.

Net cash used in financing activities during the six months ended June 30, 2008 was $0 as compared to $17.8 million in the comparable period in 2007. In March 2007, we consummated the 2007 Exchange Offer pursuant to which $67.5 million in principal amount of our convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash, which included $843,000 of accrued interest which is not classified as a financing activity. Additionally, the $2.5 million in principal amount of Debentures that remained outstanding after the consummation of the 2007 Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). The Company incurred approximately $1.8 million for costs related to the 2007 Exchange Offer.

Factors That May Affect Future Financial Condition and Liquidity

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital requirements through the end of 2008. Our ongoing cash requirements and future capital uses and requirements depend on numerous factors, including:

•	our progress with research and development activities;
•	our ability to maintain and establish, and the scope of, collaborations that finance research and development on our clinical candidates;
•	the progress and success of clinical trials and preclinical studies of our product candidates;
•	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights; and
•	the costs and timing of regulatory approvals.

In addition to the foregoing, our cash needs and requirements are also dependent in part on the ability of our licensees and collaborative partners to meet their obligations to us, including the fulfillment of their development and commercialization responsibilities in respect of our product candidates. Our sublicensee partners, XTL, Blue Note and Neurocrine, may encounter conflicts of interest, changes in business or clinical strategy, or they may acquire or develop rights to competing products, all of which could adversely affect their ability or willingness to fulfill their obligations to us and, consequently, require us to satisfy, through the commitment of additional funds or personnel or both, any shortfalls in their performance.

To continue to operate in 2009, we will need to raise additional funds through equity or debt financings, collaborative agreements with corporate partners or from other sources. If adequate funds are not available, or not available on an acceptable basis, we will be required to curtail or delay significantly our remaining product development programs or possibly discontinue operations. In addition, future milestone payments under some of our collaborative or license agreements are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaborative or license agreement. Milestone performance criteria are specific to each agreement and based upon future performance. Therefore, we are subject to significant variation in the timing and amount of our revenues, milestone expenses and results of operations from period to period.

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to June 30, 2008, are as follows:

	Payments Due by Period
	Less than 1 Year	1- 3 Years	3- 5 Years	More Than 5 Years	Total

Operating leases(1)	$581,944	$432	$—	$—	$582,376
Total (2)	$581,944	$432	$—	$—	$582,376

(1) In February 2008, we renegotiated our facility lease included in the operating lease line by reducing the term to January 2009 as well as the monthly rent payments. In exchange, we agreed to release to the landlord the $4.2 million letter of credit previously held as collateral for the lease. Thus the remaining lease payments due under the amended lease as of June 30, 2008 total $567,000.

(2) The table excludes legal expenses to be reimbursed on behalf of a board member related to an inquiry by regulatory authorities into trading in our common stock in April 2006. While the board of directors has granted contractual indemnification, the amounts are neither certain nor quantifiable at this time.

The table also excludes any severance or termination payments that would be due to certain of our employees under their employment contracts should they be terminated without cause or following a change of control, as these terms are defined in each such employee’s agreement, prior to the expiration of each employee’s contract term because the amounts are not determinable at this time. As of June 30, 2008, the maximum aggregate amount of severance or termination payments that may be payable under these employment agreements is $1.6 million. Our employment agreements with our current and former executive officers are on file with the SEC and available at www.sec.gov.

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

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities –an amendment of SFAS 133.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows.  To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes.  SFAS 161 is effective for us on January 1, 2009.  We are in the process of evaluating the new disclosure requirements under SFAS 161.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

To date, we have invested our cash balances with substantial financial institutions. The primary objective of our investment activities is to preserve the principal and maximize the income we receive with acceptable risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To mitigate this risk, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations. Due to the short holding period of these types of investments, we have concluded that at the present time we do not have a material financial market risk exposure.

ITEM 4T. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Management has used the framework set forth in Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company's internal control over financial reporting. This evaluation was carried out by management as of June 30, 2008, under the supervision and with the participation of our chief executive officer. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective.

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

ITEM 1A. Risk Factors

The nature of our business, particularly when combined with our extremely limited financial resources, subjects us to a number of significant risks which affect our ability to execute our business strategy and build our business. Some of the most significant challenges we presently face include the following:

•	our need to raise substantial additional capital in order to fund operations;

•	our need to seek and evaluate strategic alternatives, including with respect to collaborations and partnerships for certain of our development programs and product candidates;

•	the need to obtain, maintain and protect all necessary patents, licenses and other intellectual property rights;

•	the need to demonstrate the safety and efficacy of product candidates at each stage of development;

•	our need to meet our development schedule for our product candidates, including with respect to drug supply and clinical trial initiation, enrollment and completion;

•	the need to meet applicable regulatory standards and receive required regulatory approvals on a timely basis or at all; and

•	our need to fulfill our obligations to our strategic partners so we can receive timely payment of milestones and royalties, if any, under our agreements with them.

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

 ITEM 4. Submission of Matters to a Vote of Security Holders

(a) DOV’s annual meeting of stockholders was held on May 16, 2008.

(b) The following Class III directors were elected at the 2008 annual meeting to serve for a period of three years and until their respective successors are duly elected and qualified:

Name	Position	Term Expires
Arnold Lippa	Class III Director	2011
Patrick Ashe	Class III Director	2011

The following Class I and II directors continue to serve their respective terms, which expire on our annual meeting of stockholders in the year noted:

Name	Position	Term Expires
Dennis Podlesak	Class I Director	2009
Daniel S. Van Riper	Class I Director	2009
Barbara Duncan	Class I Director	2009
Joseph Zakrzewski	Class II Director	2010
Zola Horovitz	Class II Director	2010

At the 2008 annual meeting, stockholders voted on three propositions: (i) the election of two Class III directors for a term of three years expiring in 2011, (ii) the authorization of the Company’s board of directors, in its discretion, to amend the Company’s Fourth Amended and Restated Certificate of Incorporation, to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, and (iii) the ratification of the selection of Amper, Politziner & Mattia as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. All matters were approved by the Company’s stockholders. The voting results were:

Proposition 1: Election of Directors	For	Withheld

Arnold Lippa	59,055,882	40,572,863
Patrick Ashe	91,128,204	8,500,541

Proposition 2:	For	Against	Abstain

Authorization of the Board of Directors to Effect a Reverse Stock Split	96,011,473	3,512,266	106,006

Proposition 3:	For	Against	Abstain

Ratification of Selection of Registered Independent Public Accounting Firm	99,315,183	271,948	41,614

ITEM 6. Exhibits

(a)	Exhibits.

The following is a complete list of exhibits filed or incorporated by reference as part of this report.

Exhibit No.
10.60	Form of Stock Option Agreement for stock options granted under the 2007 Stock Award and Incentive Plan.
10.61	Form of Restricted Stock Unit Agreement for restricted stock units granted under the 2007 Stock Award and Incentive Plan.
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

DOV PHARMACEUTICAL, INC.
Date: August 13, 2008	By:	/s/ BARBARA DUNCAN
Name: Barbara Duncan Title: Chief Executive Officer and Principal Financial Officer

DOV PHARMACEUTICAL, INC.
Date: August 13, 2008	By:	/s/ WILLIAM C. KALTNECKER
Name: William C. Kaltnecker Title: Chief Accounting Officer and Controller