Form 10-Q
period 2008-09-30
DOV PHARMACEUTICAL INC
filed 2008-11-13
CIK 1066833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2008
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

On November 3, 2008, there were outstanding 111,512,764 shares of the registrant’s common stock, par value $0.0001 per share.

DOV PHARMACEUTICAL, INC.

Form 10-Q

For the Quarter Ended September 30, 2008

Special Note Regarding Forward-Looking Statements

This Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended, including statements regarding our expectations with respect to the progress of, and level of expenses for, our clinical trial programs. You can also identify forward-looking statements by the following words: may, will, should, expect, intend, plan, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. We caution you that forward-looking statements are inherently uncertain and are simply point-in-time estimates based on a combination of facts and factors about which we cannot be certain or even relatively confident. Actual results or events will surely differ and may differ materially from the forward-looking statements contained herein as a result of many factors, some of which we may not be able to predict or may not be within our control. Some of the most significant challenges we presently face include the following:

☐
our need to raise substantial additional capital within the next six weeks in order to continue operations. We have been seeking additional debt or equity capital since 2007 without success, and the likelihood that our ability to do so will change in the next few weeks is highly unlikely. And while we may become entitled to receive a multi-million dollar milestone payment from XTL if and when they announce favorable results from a recently completed trial of one of our compounds, in the event that the milestone does not become due and payable, or if for any reason we do not ultimately receive payment from XTL, then in the absence of additional debt or equity capital we will need to significantly restructure, and more likely completely suspend or terminate, the Phase II clinical trial with DOV 21,947 now underway. In such an event it is almost certain that we would also suspend or cease operations entirely some time shortly thereafter;

☐	our need to seek and evaluate strategic alternatives, including with respect to collaborations and partnerships for certain of our development programs and product candidates;

☐
our need to fulfill our obligations to our strategic partners so we can collect on a timely basis any milestone payment that becomes due and payable. Our partners, like virtually everyone in our industry, are being materially and adversely affected by current economic conditions, including, but not limited to, a significant reduction in the availability of financing, increased financial market volatility and the likelihood that the economy is currently in recession, and there is no assurance that any payments due to us will be made on a timely basis, if at all; and

☐
our ability to find potential buyers for our remaining intellectual property assets in the event we must liquidate the business. Furthermore, even if we are able to indentify such buyers, there can be no assurance that these parties will be willing to pay anything even close to what we believe is the fair market value of these assets.

If we are unable to successfully deal with these and other challenges, for example if we fail to identify additional sources of capital in the very near term, our business, results of operations and financial condition will be irreparably harmed and the market value of our common stock would likely become virtually worthless. You should refer to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, for a more detailed discussion of some of the factors that may cause our actual results to differ materially from our forward-looking statements. We qualify all our forward-looking statements by reference to these cautionary statements. As a result of the foregoing, you should not place undue reliance on our forward-looking statements.

We have a number of trademarks, including DOV, DOV Pharmaceutical, Inc. and the DOV Pharmaceutical logo. All other trademarks used or referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

ITEM I. Financial Statements

DOV PHARMACEUTICAL, INC.
CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)	(1)
Assets
Cash and cash equivalents	$5,299,522	$9,236,449
Marketable securities—short-term	—	400,000
Prepaid rent	583,409	237,404
Prepaid expenses and other current assets	621,094	545,542
Total current assets	6,504,025	10,419,395
Restricted cash—long-term	—	4,211,109
Property and equipment, net	317,106	899,960
Total assets	$6,821,131	$15,530,464

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$745,891	$576,145
Accrued expenses	1,385,504	1,171,805
Deferred credit – current	—	257,313
Total current liabilities	2,131,395	2,005,263
Deferred credits – non-current	—	2,101,419
Series D convertible preferred stock, $1.00 par value, 560,000 authorized shares, 100,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	6,326,980	6,326,980
Commitments and contingencies
Stockholders’ equity:
Preferred stock—undesignated preferred stock, $1.00 par value, 6,550,357 shares authorized, 0 shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $.0001 par value, 260,000,000 shares authorized, 111,512,764 shares issued at September 30, 2008 and 110,753,889 shares issued at December 31, 2007	11,152	11,075
Treasury stock, at cost; 65,325 common shares at September 30, 2008 and 31,450 common shares at December 31, 2007	(68,848)	(66,985)
Additional paid-in capital	205,413,835	204,367,735
Accumulated deficit	(206,993,383)	(199,215,023)
Total stockholders’ equity (deficit)	(1,637,244)	5,096,802
Total liabilities and stockholders’ equity (deficit)	$6,821,131	$15,530,464

(1) Derived from the Company’s audited financial statements for the year ended December 31, 2007.

The accompanying notes are an integral part of these condensed financial statements.

DOV PHARMACEUTICAL, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Revenue	$500,000	$229,705	$2,100,000	$8,485,703
Operating expenses:
Research and development expense	1,418,433	2,526,875	4,926,624	11,853,716
General and administrative expense	1,421,755	1,743,057	5,103,769	8,086,796
License expense	—	—	—	5,500,000

Loss from operations	(2,340,188)	(4,040,227)	(7,930,393)	(16,954,809)
Interest income	23,411	207,301	127,956	982,177
Interest expense	—	—	—	(90,924)
Gain on revaluation of warrants	—	—	—	1,350,000
Gain on extinguishment of convertible debentures	—	—	—	8,390,182
Other income, net	43,675	798	24,077	8,045
Net loss	$(2,273,102)	$(3,832,128)	$(7,778,360)	$(6,315,329)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.07)	$(0.10)
Weighted average shares used in computing basic and diluted net loss per share	111,117,207	110,753,889	110,875,879	60,883,141

The accompanying notes are an integral part of these condensed financial statements.

DOV PHARMACEUTICAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)

Cash flows from operating activities
Net loss	$(7,778,360)	$(6,315,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	(8,390,182)
Gain on warrant revaluation	—	(1,350,000)
Non-cash amortization of premium paid on marketable securities	—	(35,449)
Depreciation	582,854	240,144
Amortization of deferred credits	—	(87,706)
Non-cash compensation charges	1,046,177	5,994,454
Changes in operating assets and liabilities:
Prepaid rent and deferred credits	(2,942,141)	—
Prepaid expenses and other current assets	161,852	1,475,057
Accounts payable	169,746	(2,035,224)
Accrued expenses	213,699	(3,415,120)
Net cash used in operating activities	(8,546,173)	(13,919,355)

Cash flows from investing activities
Purchases of marketable securities	—	(47,700,415)
Sales of marketable securities	400,000	47,524,360
Release of restricted cash for property lease	4,211,109	—

Net cash provided by/(used in) investing activities	4,611,109	(176,055)

Cash flows from financing activities
Treasury stock purchase	(1,863)	—
Redemption of convertible debentures	—	(17,779,458)

Net cash used in financing activities	(1,863)	(17,779,458)
Net decrease in cash and cash equivalents	(3,936,927)	(31,874,868)
Cash and cash equivalents, beginning of period	9,236,449	35,088,467

Cash and cash equivalents, end of period	$5,299,522	$3,213,599

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
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. The Company

Organization

DOV Pharmaceutical, Inc. (“DOV” or the “Company”) was incorporated in May 1995 in New Jersey and reincorporated in Delaware in November 2000.

DOV is a biopharmaceutical company historically focused on the discovery, in-licensing and development of novel drug candidates for central nervous system disorders. Due to the inability to raise sufficient capital, the Company currently is funding only one product candidate in a phase II clinical trial and has three product candidates in various stages of clinical development funded by its strategic partners. The Company has established strategic alliances with select partners to access their unique technologies and their commercialization capabilities. The Company operates principally in the United States but is conducting a clinical study outside of the United States.

2. Liquidity/Going Concern

The Company estimates that it has sufficient cash and cash equivalents to fund operations through early in the first quarter of 2009. The Company has been seeking additional debt or equity capital since 2007 without success, and the likelihood that its ability to do so will change in the next few weeks is highly unlikely. And while the Company may become entitled to receive a multi-million dollar milestone payment from XTL if and when they announce favorable results from a recently completed trial of one of our compounds, in the event that the milestone does not become due and payable, or if for any reason the Company does not ultimately receive payment from XTL, then in the absence of additional debt or equity capital the Company will need to significantly restructure, and more likely completely suspend or terminate, the Phase II clinical trial with DOV 21,947 now underway. In such an event it is almost certain that the Company would also suspend or cease operations entirely some time shortly thereafter. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

3. Significant Accounting Policies

Basis of Presentation

The financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

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

Prepaid Rent and Deferred Credit

In February 2008, the Company renegotiated its lease on its operating facility by reducing the monthly amounts payable as well as accelerating the expiration of the term from June 2016 to January 2009. In exchange, the Company agreed to release to the landlord the $4.2 million restricted cash previously held as collateral for the lease. Deferred credits include the tenant allowance received from DOV’s landlord and the straight-lining of future rent escalations under the operating lease agreement. Both of these items were being amortized over the life of the lease. This transaction resulted in the offset of the deferred credits and the establishment of a net prepaid rent of $1.7 million which will be amortized through the remaining lease life, or January 2009. In addition, remaining balances of leasehold improvements will be amortized over the revised remaining lease life. The balance of prepaid rent at September 30, 2008 was approximately $583,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net loss	$(2,273,102)	$(3,832,128)	$(7,778,360)	$(6,315,329)
Basic and diluted:
Weighted –average shares used in computing basic and diluted net loss per share	111,117,207	110,753,889	110,875,879	60,883,141
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.07)	$(0. 10)

Antidilutive securities not included in basic and diluted net loss per share calculation:
Series D convertible preferred stock	19,102,612	19,102,612	19,102,612	19,102,612
Options	9,742,765	15,310,171	9,742,765	15,310,171
Warrants	29,792,842	29,792,842	29,792,842	29,792,842
Unvested restricted stock units	1,268,125	944,500	1,268,125	944,500

	59,906,344	65,150,125	59,906,344	65,150,125

Comprehensive Loss

Comprehensive Loss includes immaterial unrealized holding gains on marketable securities and investments.

Concentration of Credit Risk

Cash and cash equivalents are deposited with financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the financial institutions are financially sound and, accordingly, minimal credit risk exists. Approximately $1.5 million of the Company's cash balance was uninsured at September 30, 2008.

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

Income Taxes

In July 2006, the FASB issued FASB Interpretation No.48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practices associated with certain aspects of recognition and measurement related to accounting for income taxes. The Company adopted the provisions of FIN 48 as of January 1, 2007, and has analyzed its filing positions in all open tax years in jurisdictions where it may be obligated to file returns. The Company has identified its Federal tax return and its state tax return in New Jersey as “major” tax jurisdictions, as defined. The Company believes that its income tax filing position and deductions would be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 30, 2008. As of December 31, 2007 the Company had no unrecognized tax benefit and there was no significant change during the three and nine month periods ended September 30, 2008. In addition, future changes in unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.

Since its inception, the Company has generated net operating losses (“NOLs”) for tax purposes and to date has not utilized its NOLs to offset income tax liabilities. Hence, all prior tax return years of the Company remain open for audit purposes.

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

2007 Stock Award and Incentive Plan

The Company’s board of directors adopted the Company’s 2007 Stock Award and Incentive Plan (“the 2007 Plan”) on June 15, 2007. The 2007 Plan was subsequently approved by the Company’s stockholders on July 30, 2007. The 2007 Plan replaced the 2000 Plan and is administered by the compensation committee of the board of directors. The 2007 Plan authorizes a broad range of awards giving greater flexibility to implement equity awards. The remaining available shares under the 2000 Plan are available under the 2007 Plan as well as shares covered by any forfeited awards under the 2000 Plan. The 2007 Plan also includes an “evergreen” provision, which provides for automatic annual increases in the number of shares reserved under the 2007 plan equal to 3.5% of the total outstanding common stock of the Company at the end of each fiscal year, plus 3.5% of any increase in the number of outstanding shares of common stock during the year, provided that these increases may not add shares to the extent that the aggregate added under the evergreen provision would exceed 20% of the then outstanding class of common stock. On May 16, 2008 the Company modified, by changing the vesting period and exercise price, approximately 7.4 million previously granted options, canceled approximately 6.0 million options and granted additional options. The Company recognized $511,000 non-cash compensation expense for the options that were cancelled during the nine months ended September 30, 2008. In addition, the modification to outstanding options during the nine months ended September 30, 2008 resulted in an unrecognized incremental compensation cost of $14,000 which will be recognized over the modified vesting period. The weighted average fair value of options granted during the nine months ended September 30, 2008 was $0.04 per option. No options were granted, modified or canceled during the quarter ended September 30, 2008.

As of September 30, 2008, there were approximately 10.5 million shares available for issuance under the 2007 Plan.

	Options	Weighted Average Options Exercise Price	Aggregate Intrinsic Value (millions)
Options Outstanding, December 31, 2007	15,162,471	$2.06
Granted	1,864,500.04
Exercised	—	—
Forfeited/Cancelled	(7,284,206)	3.63
Options Outstanding, September 30, 2008	9,742,765	0.51	—
Options Exercisable, September 30, 2008	2,904,625	1.46	—

The total intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money as of September 30, 2008. The following is a summary of outstanding stock options at September 30, 2008:

	Options Outstanding as of September 30, 2008			Options Exercisable as of September 30, 2008
	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price

Price range $0.04 - $0.10	9.0 years	7,209,515	$0.06	9.0 years	1,953,875	$0.06
Price range $0.11 - $0.20	8.9 years	1,050,000	$0.20	8.9 years	262,500	$0.20
Price range $0.21 - $0.30	8.9 years	1,050,000	$0.25	8.9 years	262,500	$0.25
Price range $0.31 - $21.20	4.4 years	433,250	$9.24	4.4 years	425,750	$9.39
		9,742,765			2,904,625

At September 30, 2008 the Company had approximately $505,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the remaining vesting period of approximately nine months.

Non-vested Restricted Stock Units outstanding are as follows:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested RSUs, December 31, 2007	920,000	$0.20
Granted	1,166,500	0.04
Awards which vested	(633,875)	0.20
Forfeited	(184,500)	0.19
Non-vested RSUs, September 30, 2008	1,268,125	0.05

At September 30, 2008 the Company had approximately $40,000 of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs that will be recognized over the weighted average period of ten months. During the quarter ended September 30, 2008, the Company had 633,875 RSUs vest and the Company purchased 33,875 shares from employees at the then current market price of $0.06.

5. Research and Development Expense

Research and development costs are expensed when incurred and include allocations for payroll and related costs and other corporate overhead. The following represents a detail of amounts included in research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Payroll related and associated overhead	$694,486	$1,244,359	$2,428,421	$7,795,785
Clinical and preclinical development costs and manufacturing supplies	690,637	1,151,544	2,130,351	3,629,615
Professional fees	33,310	130,972	367,852	428,316
Total research and development expense	$1,418,433	$2,526,875	$4,926,624	$11,853,716

6. Convertible Subordinated Debentures and Equity Issuance

In December 2004 and January 2005, the Company completed a private placement of $80.0 million in aggregate principal amount of 2.5% convertible subordinated debentures due January 15, 2025, of which $70.0 million in aggregate principal amount remained outstanding as of December 31, 2006 and none remained outstanding as of December 31, 2007 and September 30, 2008.

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

Terms of Series D Preferred Stock. The 100,000 shares of series D convertible preferred stock have no voting rights and no liquidation preference. The series D convertible preferred stock is convertible but may not convert into common stock if such conversion would result in beneficial ownership in excess of 9.9% of the Company’s voting capital stock for the converting holder. Accordingly, the Series D convertible preferred stock is classified as temporary equity on the balance sheet. The series D is convertible into 191.02612 shares of common stock per share, or a total of 19,102,612 shares as of September 30, 2008.

8. Significant Agreements

XTL Agreement

In January 2007, the Company entered into an agreement with XTL Biopharmaceuticals, Ltd. relating to its proprietary compound bicifadine. Under the agreement, the Company granted XTL the exclusive right to develop products incorporating bicifadine for the treatment of all human diseases, disorders and conditions, except for the treatment of symptoms in certain areas of women’s health. The Company received an up-front payment of $6.5 million, of which $5.0 million was paid to Wyeth as a result of the acceleration of a milestone payment.  XTL later made an additional $1.0 million payment to the Company in February 2007.  Total up-front and milestone payments by XTL under the agreement could reach $130.0 million if all milestones are achieved and the compound is successfully commercialized, with escalating low double digit royalties on annual net sales of bicifadine. However, in May and September 2008, the Company sold to a private investor the right to receive $1.6 million, or 24.62%, of a $6.5 million contingent milestone payment that may become due to the Company under the XTL Agreement, as well as a fractional interest in future royalties otherwise payable to the Company. As a result, the Company has retained only a minimal royalty interest after sales of bicifadine reach certain thresholds remaining from the XTL agreement.

Milestone and Royalty Monetization

In May 2008, the Company sold to a private investor the right to receive $1.6 million, or 24.62%, of a $6.5 million contingent milestone payment that may become due to the Company under the XTL Agreement. The milestone may be payable perhaps as early as the fourth quarter of 2008, although there can be no assurance that the milestone payment will be payable in 2008, if ever. In the same transaction, the Company also sold a fractional interest in future royalties otherwise payable to the Company. The Company received a non-refundable $1.6 million payment upon closing of the transaction which has been recorded as revenue in the second quarter of 2008 as the transaction qualifies as a sale as there are no further obligations of the Company pertaining to this payment. In September 2008, the Company amended this agreement to sell an additional fractional interest in future royalties otherwise payable to the Company. The Company received a non-refundable $500,000 payment upon closing of the amendment to the transaction which has been recorded as revenue in the third quarter of 2008 as the transaction qualifies as a sale as there are no further obligations of the Company pertaining to this payment.

Under certain circumstances if and when the $6.5 million milestone becomes payable, the investor has the right, among other options, to “put” the fractional royalty interest back to the Company for $2.1 million. Since the receipt of the milestone and the investor’s put right are both contingent on separate events, the Company will not recognize this liability until and unless the milestone is received and the investor exercises the put right.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition together with our unaudited financial statements and related notes contained elsewhere in this report.

Liquidity/Going Concern

We estimate that we have cash and cash equivalents sufficient to fund our operations through early in the first quarter of 2009. We have been seeking additional debt or equity capital since 2007 without success, and the likelihood that our ability to do so will change in the next few weeks is highly unlikely. And while we may become entitled to receive a multi-million dollar milestone payment from XTL if and when they announce favorable results from a recently completed trial of one of our compounds, in the event that the milestone does not become due and payable, or if for any reason we do not ultimately receive payment from XTL, then in the absence of additional debt or equity capital we will need to significantly restructure, and more likely completely suspend or terminate, the Phase II clinical trial with DOV 21,947 now underway. In such an event it is almost certain that we would also suspend or cease operations entirely some time shortly thereafter. We intend to continue to actively seek additional capital in 2008 through public or private financing or collaborative agreements but there is no assurance that financing will be obtained on acceptable terms, if at all. These matters raise substantial doubt about our ability to continue as a going concern.

Executive Overview

We are a biopharmaceutical company focused on the development of novel drug candidates for disorders of the central nervous system. Since our inception, we have incurred significant operating losses and we expect to continue to incur significant operating losses for the foreseeable future. As of September 30, 2008, we had an accumulated deficit of $207 million. We have historically depended upon equity and debt financings and license fee and milestone payments from our collaborative partners and licensees to fund our research and product development programs.

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

In January 2007, we granted XTL the exclusive right to develop products incorporating our proprietary compound bicifadine in return for the right to receive future milestone payments and royalties based on product development and future sales, if any. We received an up-front payment of $6.5 million, of which $5.0 million was paid to Wyeth, from whom we licensed bicifadine.  In addition, we paid Elan $500,000 pursuant to a prior agreement with them. XTL later made an additional $1.0 million payment to us upon transfer to XTL of an existing IND and certain program documentation relating to bicifadine. As the up-front payment was not associated with continuing obligations from us, the payment was recorded as revenue in the first quarter of 2007.   Total up-front and milestone payments by XTL under the agreement could reach $130.0 million if all milestones are achieved and the compound is successfully commercialized, with escalating low double digit royalties on annual net sales of bicifadine. However, in May 2008, we sold to a private investor the right to receive $1.6 million, or 24.62%, of a $6.5 million contingent milestone payment that may become due to DOV under the XTL Agreement. In the same transaction, we also sold a fractional interest in future royalties otherwise payable to us. We received a non-refundable $1.6 million payment upon closing of the transaction which has been recorded as revenue in the second quarter of 2008 as the transaction qualifies as a sale as there are no further obligations of DOV pertaining to this payment. In September 2008, we amended this agreement to sell an additional fractional interest in future royalties otherwise payable to us. As a result, we have retained only a minimal royalty interest after sales of bicifadine reach certain thresholds remaining from the XTL agreement. We received a non-refundable $500,000 payment upon closing of the amendment to the transaction which has been recorded as revenue in the third quarter of 2008 as the transaction qualifies as a sale as there are no further obligations of us pertaining to this payment. Under certain circumstances if and when the $6.5 million milestone becomes payable, the investor has the right, among other options, to “put” the entire fractional royalty interest back to us for $2.1 million. Since the receipt of the milestone and the investor’s put right are both contingent on separate events, we will not recognize this liability until and unless the milestone is received and the investor exercises the put right.

Historically, our revenue consisted primarily of license fees and milestone payments from our collaborative partners. We record revenue on an accrual basis when amounts are realized or realizable and earned. In accordance with EITF 00-21, we evaluate all new agreements to determine if they are a single unit of accounting or separable. Revenue received in advance of performance obligations, or in cases where we have a continuing obligation to perform services, is deferred and amortized over the performance period. Revenue from milestone payments that represent the culmination of a separate earnings process is recorded when the milestone is achieved. Contract revenues are recorded as the services are performed. License and milestone revenues are typically not consistent or recurring in nature. Our revenue has fluctuated from year-to-year and quarter-to-quarter and this will likely continue.

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

 Results of Operations

Three Months Ended September 30, 2008 and 2007

Revenue. Revenue was $500,000 and $230,000 for the three months ended September 30, 2008 and 2007, respectively. In May 2008, we sold to a private investor the right to receive $1.6 million, or 24.62%, of a $6.5 million contingent milestone payment that may become due to DOV under the XTL Agreement. In the same transaction, we also sold a fractional interest in future royalties otherwise payable to us. We received a non-refundable $1.6 million payment upon closing of the transaction which has been recorded as revenue in the second quarter of 2008 as the transaction qualifies as a sale as there are no further obligations of DOV pertaining to this payment. In September 2008, we amended this agreement to sell an additional fractional interest in future royalties otherwise payable to us. As a result, we have retained only a minimal royalty interest after sales of bicifadine reach certain thresholds remaining from the XTL agreement We received a non-refundable $500,000 payment upon closing of the amendment to the transaction which has been recorded as revenue in the third quarter of 2008 as the transaction qualifies as a sale as there are no further obligations of us pertaining to this payment. Under certain circumstances if and when the $6.5 million milestone becomes payable, the investor has the right, among other options, to “put” the fractional royalty interest back to us for $2.1 million. Since the receipt of the milestone and the investor’s put right are both contingent on separate events, we will not recognize this liability until and unless the milestone is received and the investor exercises the put right. Our revenue for the three months ended September 30, 2007 was comprised solely of reimbursement of certain costs incurred by us for services provided to our partner XTL.

Research and Development Expense. Research and development expense decreased $1.1 million to $1.4 million for the third quarter of 2008 from $2.5 million for the comparable period in 2007. The decrease is primarily attributable to decreases in the direct costs for our preclinical programs due primarily to the restructuring we announced in January 2008 of $709,000 and decreased payroll and associated overhead expense of $550,000. These decreases were offset by an increase in expenses of $116,000 for DOV 21,947 as we progressed our Phase II clinical trial. The Phase II clinical trial is designed to randomize approximately 200 patients with major depressive disorder, of which 55 patients were randomized in the study as of October 31, 2008. At the current enrollment rate, the trial will not be completed until the second half of 2009 and will require financing for completion. In the event that we do not receive additional capital before December 2008 we will likely terminate the study immediately.

General and Administrative Expense. General and administrative expense decreased $321,000 to $1.4 million for the third quarter of 2008 from $1.7 million for the comparable period in 2007. The decrease is primarily attributable to decreased payroll and payroll related expenses of $211,000, lower office and office related expenses of $161,000 due to the restructuring we announced in January 2008 and decreased professional fees of $170,000. These decreases were offset by increases in non-cash compensation expense of $50,000, increased depreciation expense of $57,000 and increased rent expense of $118,000.

Interest Income. Interest income decreased $184,000 to $23,000 in the third quarter of 2008 from $207,000 in the comparable period in 2007 primarily due to lower average cash balances, offset by higher effective interest rate yield.

Nine months Ended September 30, 2008 and 2007

Revenue. Our revenue for the nine months ended September 30, 2008 is comprised of the $2.1 million received from an investor upon the closing of the bicifadine milestone and royalty monetization described above. Our revenue for the nine months ended September 30, 2007 is comprised of the $7.5 million received from XTL pursuant to the licensing of bicifadine on January 15, 2007 and from reimbursement of certain costs incurred by us for services provided during the transition period following the consummation of the licensing transaction.

Research and Development Expense. Research and development expense decreased $6.9 million to $4.9 million for the nine months ended September 30, 2008, from $11.9 million for the comparable period in 2007. Approximately $5.4 million of the decrease related to decreased payroll and associated overhead expense. The first quarter of 2007 included non-cash stock compensation of $3.1 million related to the acceleration of certain stock options as a result of the change of control effected by the consummation of the 2007 Exchange Offer. The remaining decrease in research and development expense was associated with a decrease of $1.9 million for our preclinical programs primarily due to the restructuring we announced in January 2008 and decreased clinical development costs of $465,000 for bicifadine as XTL is now responsible for these costs. These decreases were offset by an increase in expenses of $900,000 for DOV 21,947 as we progressed our Phase II clinical trial.

General and Administrative Expense. General and administrative expense decreased $3.0 million to $5.1 million for the nine months ended September 30, 2008, from $8.1 million for the comparable period in 2007. The decrease was primarily attributable to a decrease in payroll and related benefits as the first quarter of 2007 included non-cash stock compensation of $2.2 million related to the acceleration of certain stock options as a result of the change of control effected by the consummation of the 2007 Exchange Offer and the remainder related to an overall reduction in personnel.

License Expense. License expense for the first quarter of 2007 was comprised of the $5.0 million paid to Wyeth and $500,000 paid to Elan in connection with the licensing of certain rights to bicifadine to XTL in January 2007. As these milestone payments were prior to FDA approval, the entire amount was expensed in the first quarter of 2007.

Interest Income. Interest income decreased $854,000 to $128,000 in the nine months ended September 30, 2008 from $982,000 in the comparable period in 2007 primarily due to lower average cash balances and lower effective interest rate yield.

Interest Expense. Interest expense decreased $91,000 to $0 primarily due to the completion of the 2007 Exchange Offer which reduced our outstanding debentures to zero. Please refer to Note 6 of our financial statements included under Part I, Item 1 of this Form 10-Q.

Gain on Revaluation of Warrants. At March 31, 2007 we estimated the fair value of the warrants to be distributed to common stockholders pursuant to the 2007 Exchange Offer at $4.6 million using a Black-Scholes methodology. The liability was revalued at the date the registration statement for the shares underlying the warrants was deemed effective on June 25, 2007. The liability value was reduced by $1.4 million and was recorded as other income during the nine months ended June 30, 2007. The warrants were then reclassified from a liability to equity and, as such, no further revaluation is required. Please refer to Note 6 of our financial statements included under Part I, Item 1 of this Form 10-Q.

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

Liquidity and Capital Resources

At September 30, 2008, our cash and cash equivalents and marketable securities totaled $5.3 million as compared with $9.6 million at December 31, 2007. Although we estimate that we have capital to fund operations through the early part of the first quarter of 2009, we will continue to have capital needs. We currently have a Phase II clinical trial for DOV 21,947 ongoing which is designed to randomize approximately 200 patients with major depressive disorder of which 55 patients were randomized in the study as of October 31, 2008. At the current enrollment rates, the trial will not be completed until the second half of 2009 and will require financing for completion. In the event that we do not receive additional capital before December 2008 we will likely terminate the study immediately and cease operations completely in early 2009. We intend to continue to actively seek additional capital in 2008 through public or private financing or collaborative agreements; however, there is no assurance that such financing will be obtained. These matters raise substantial doubt about our ability to continue as a going concern.

Net cash used in operations during the nine months ended September 30, 2008 amounted to $8.5 million as compared to $13.9 million in the same period of 2007. The decrease in cash used in operations was primarily related to the restructuring of our operations in January 2008 to reduce headcount and spending on research projects. This reduction was offset by the restructuring of our facility lease. In February 2008, we renegotiated our facility lease by reducing the monthly rent payment and accelerating the termination of the lease from June 2016 to January 2009. In exchange, we agreed to release to the landlord the $4.2 million restricted cash previously held as collateral for the lease and utilized a portion of this amount to prepay rent. Net non-cash expense related to stock-based compensation and depreciation and amortization expenses were $1.6 million in the nine months ended September 30, 2008 and $6.0 million in the comparable period in 2007.

Net cash provided by investing activities during the nine months ended September 30, 2008 was $4.6 million as compared to $176,000 used in investing activities during the same period in 2007. This fluctuation resulted primarily from the timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings and the release of the restricted cash in connection with our lease amendment. In February 2006, we committed to a ten-year operating lease for a 133,686 square foot facility in Somerset, New Jersey which has served as our corporate headquarters and principal place of business since June 2006. In connection with this lease, we restricted $4.2 million to serve as collateral for our performance under the lease. Effective February 25, 2008, we entered into an amendment to this lease and in connection with this amendment we released the $4.2 million restricted cash.

Net cash used in financing activities during the nine months ended September 30, 2008 was $2,000 as compared to $17.8 million in the comparable period in 2007. In March 2007, we consummated the 2007 Exchange Offer pursuant to which $67.5 million in principal amount of our convertible subordinated debentures were exchanged for 439,784 shares of series C and 100,000 shares of series D convertible preferred stock and $14.3 million in cash, which included $843,000 of accrued interest which is not classified as a financing activity. Additionally, the $2.5 million in principal amount of Debentures that remained outstanding after the consummation of the 2007 Exchange Offer was repaid for $2.6 million (an amount equal to par plus accrued interest). The Company incurred approximately $1.8 million for costs related to the 2007 Exchange Offer.

Factors That May Affect Future Financial Condition and Liquidity

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital requirements through the early part of the first quarter of 2009. Our ongoing cash requirements and future capital uses and requirements depend on numerous factors, including:

☐	our progress with research and development activities;
☐	our ability to maintain and establish the scope of collaborations that finance research and development on our clinical candidates;
☐	the progress and success of clinical trials and preclinical studies of our product candidates;
☐	the costs and timing of obtaining, enforcing and defending our patent and intellectual rights; and
☐	the costs and timing of regulatory approvals.

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

To continue to operate in 2009, we will need to raise additional funds through equity or debt financings, collaborative agreements with corporate partners or from other sources. However we need to raise substantial additional capital within the next six weeks in order to continue operations. We have been seeking additional debt or equity capital since 2007 without success, and the likelihood that our ability to do so will change in the next few weeks is highly unlikely. And while we may become entitled to receive a multi-million dollar milestone payment from XTL if and when they announce favorable results from a recently completed trial of one of our compounds, in the event that the milestone does not become due and payable, or if for any reason we do not ultimately receive payment from XTL, then in the absence of additional debt or equity capital we will need to significantly restructure, and more likely completely suspend or terminate, the Phase II clinical trial with DOV 21,947 now underway. In such an event it is almost certain that we would also suspend or cease operations entirely some time shortly thereafter. In addition, future milestone payments under some of our collaborative or license agreements are contingent upon our meeting particular research or development goals. The amount and timing of future milestone payments are contingent upon the terms of each collaborative or license agreement. Milestone performance criteria are specific to each agreement and based upon future performance. Therefore, we are subject to significant variation in the timing and amount of our revenues, milestone expenses and results of operations from period to period.

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to September 30, 2008, are as follows:

	Payments Due by Period
	Less than 1 Year	1- 3 Years	3- 5 Years	More Than 5 Years	Total

Operating leases(1)	$275,614	$—	$—	$—	$275,614
Total (2)	$275,614	$—	$—	$—	$275,614

(1) In February 2008, we renegotiated our facility lease included in the operating lease line by reducing the term to January 2009 as well as the monthly rent payments. In exchange, we agreed to release to the landlord the $4.2 million letter of credit previously held as collateral for the lease. Thus the remaining lease payments due under the amended lease as of September 30, 2008 total $267,000.

(2) The table excludes legal expenses to be reimbursed on behalf of a board member related to an inquiry by regulatory authorities into trading in our common stock in April 2006. While the board of directors has granted contractual indemnification, the amounts are neither certain nor quantifiable at this time. Additionally, the table excludes contractual obligations to our vendors involved with our ongoing Phase II clinical trial as the amounts are not owed if performance is not achieved.

The table also excludes any severance or termination payments that would be due to certain of our employees under their employment contracts should they be terminated without cause or following a change of control, as these terms are defined in each such employee’s agreement, prior to the expiration of each employee’s contract term because the amounts are not determinable at this time. As of September 30, 2008, the maximum aggregate amount of severance or termination payments that may be payable under these employment agreements is $1.6 million. Our employment agreements with our current and former executive officers are on file with the SEC and available at www.sec.gov.

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

	Potential Future Milestone Payments by the Company
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

To date, we have invested our cash balances with leading U.S. financial institutions which have been, and may continue to be, adversely affected by current and future economic conditions, including but not limited to a reduction in the availability of credit, financial market volatility and the likelihood that the U.S. economy is now in a recession. The primary objective of our investment activities is to preserve the principal and maximize the income we receive with acceptable risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To mitigate this risk, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations. Due to the short holding period of these types of investments, we have concluded that at the present time we do not have a material financial market risk exposure.

ITEM 4T. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Management has used the framework set forth in Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company's internal control over financial reporting. This evaluation was carried out by management as of September 30, 2008, under the supervision and with the participation of our chief executive officer. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective.

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

ITEM 1A. Risk Factors

The nature of our business, particularly when combined with our extremely limited financial resources, subjects us to a number of significant risks which affect our ability to execute our business strategy and build our business. Some of the most significant challenges we presently face include the following:

☐
our need to raise substantial additional capital within the next six weeks in order to continue operations. We have been seeking additional debt or equity capital since 2007 without success, and the likelihood that our ability to do so will change in the next few weeks is highly unlikely. And while we may become entitled to receive a multi-million dollar milestone payment from XTL if and when they announce favorable results from a recently completed trial of one of our compounds, in the event that the milestone does not become due and payable, or if for any reason we do not ultimately receive payment from XTL, then in the absence of additional debt or equity capital we will need to significantly restructure, and more likely completely suspend or terminate, the Phase II clinical trials with DOV 21,947 now underway. In such an event it is almost certain that we would also suspend or cease operations entirely some time shortly thereafter;

☐	our need to seek and evaluate strategic alternatives, including with respect to collaborations and partnerships for certain of our development programs and product candidates;

☐
our need to fulfill our obligations to our strategic partners so we can collect on a timely basis any milestone payment that becomes due and payable. Our partners, like virtually everyone in our industry, are being materially and adversely affected by current economic conditions, including, but not limited to, a significant reduction in the availability of financing, increased financial market volatility and the likelihood that the economy is currently in recession, and there is no assurance that any payments due to us will be made on a timely basis, if at all; and
.

☐
our ability to find potential buyers for our remaining intellectual property assets in the event we must liquidate the business. Furthermore, even if we are able to indentify such buyers, there can be no assurance that these parties will be willing to pay anything even close to what we believe is the fair market value of these assets.

If we are unable to successfully deal with these and other challenges, for example if we fail to identify additional sources of capital in the very near term, our business, results of operations and financial condition would be harmed and the market value of our common stock would likely decline even further. We need to raise substantial additional capital within the next six weeks in order to continue operations. We have been seeking additional debt or equity capital since 2007 without success, and the likelihood that our ability to do so will change in the next few weeks is highly unlikely. And while we may become entitled to receive a multi-million dollar milestone payment from XTL upon their announcement of favorable trial results for one of our compounds, in the event that the milestone does not become due and payable, or if for any reason we do not ultimately receive payment from XTL, then in the absence of additional debt or equity capital we will need to significantly restructure, and more likely completely suspend or terminate, the Phase II clinical trial with DOV 21,947 now underway. In such an event it is almost certain that we would also suspend or cease operations entirely some time shortly thereafter. You should refer to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, for a more detailed discussion of some of the challenges and the associated risks we face.

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

DOV PHARMACEUTICAL, INC.
Date: November 13, 2008	By:	/s/ Barbara Duncan
Name: Barbara Duncan
Title: Chief Executive Officer and Principal Financial Officer

DOV PHARMACEUTICAL, INC.

Date: November 13, 2008	By:	/s/ WILLIAM C. KALTNECKER
Name: William C. Kaltnecker
Title: Chief Accounting Officer and Controller